Form 10-Q
period 2012-03-31
Howard Bancorp Inc
filed 2012-06-27
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6011 University Blvd. Suite 370, Ellicott City, MD	21043
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during to preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐      No ☒

The number of outstanding shares of common stock outstanding as of June 20, 2012.

Common Stock, $0.01 par value – 2,640,264 shares

HOWARD BANCORP, INC.

As used in this report, “Bancorp” refers to Howard Bancorp, Inc., references to the “Company,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries, collectively, and references to the “Bank” refer to Howard Bank.

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly increasing originations of residential mortgage loans, our portfolio of mortgage loans and our selling of loans into the secondary market;
•	statements regarding our intentions to not sell securities in our investment portfolio and the status of unrealized losses in such portfolios;
•	statements regarding anticipated changes in expenses;
•	statements with respect to our allowance for loan losses, and the adequacy thereof;
•	statements with respect to anticipated losses on, resolution of and additional reserves with respect to nonperforming assets;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits;
•	the expected closing of our public offering and concurrent private placement, the timing thereof and the expected impact of such offerings; and
•	our statement with respect to adequate liquidity and future liquidity intensions

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report, in our final prospectus dated May 21, 2012 as filed with the SEC on May 23, 2012 and in other reports we may file

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands)	2012	2011
ASSETS
Cash and due from banks	$32,641	$17,926
Federal funds sold	279	279
Total cash and cash equivalents	32,920	18,205
Securities available-for-sale	20,561	13,376
Nonmarketable equity securities	1,348	1,313
Loans held for sale	970	646
Loans and leases, net of unearned income	279,691	276,531
Allowance for credit losses	(3,521)	(3,433)
Net loans and leases	276,170	273,098
Bank premises and equipment, net	9,612	9,484
Other real estate owned	1,436	1,885
Deferred income taxes	1,765	1,679
Interest receivable and other assets	3,038	3,396
Total assets	$347,820	$323,082
LIABILITIES
Noninterest-bearing deposits	$72,201	$62,044
Interest-bearing deposits	212,698	200,598
Total deposits	284,899	262,642
Short-term borrowings	19,180	12,984
Long-term borrowings	6,000	10,000
Accrued expenses and other liabilities	876	826
Total liabilities	310,955	286,452
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at March 31, 2012 and December 31, 2011, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 5,000,000 shares; issued and outstanding 2,640,264 shares at March 31, 2012 and December 31, 2011	26	26
Capital surplus	28,413	28,413
Accumulated deficit	(4,149)	(4,391)
Accumulated other comprehensive income	13	20
Total shareholders’ equity	36,865	36,630
Total liabilities and shareholders’equity	$347,820	$323,082

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2012	2011
INTEREST INCOME
Interest and fees on loans	$3,773	$3,503
Interest and dividends on securities	23	24
Other interest income	13	6
Total interest income	3,809	3,533

INTEREST EXPENSE
Deposits	463	450
Short-term borrowings	40	39
Long-term borrowings	24	26
Total interest expense	527	515

NET INTEREST INCOME	3,282	3,018
Provision for credit losses	141	112
Net interest income after provision for credit losses	3,141	2,906

NONINTEREST INCOME
Service charges on deposit accounts	78	78
Loss on the sale of other real estate owned	(131)	-
Other operating income	139	104
Total noninterest income	86	182

NONINTEREST EXPENSE
Compensation and benefits	1,357	1,251
Occupancy and equipment	347	356
Marketing and business development	117	104
Professional fees	219	81
Data processing fees	106	74
FDIC Assessment	70	112
Provision for other real estate owned	-	191
Other operating expense	330	334
Total noninterest expense	2,546	2,503

INCOME BEFORE INCOME TAXES	680	585
Income tax expense	282	241
NET INCOME	$399	$344
Preferred stock dividends	157	82
Net income available to common shareholders	$242	$262
NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2012	2011
Net Income	$399	$344
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(14)	3
Related income tax benefit (expense)	5	(1)
Comprehensive income	390	346

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)

Balances at January 1, 2011	$6,272	2,636,837	$26	$28,285	$(5,325)	$30	$29,288
Comprehensive income:
Net income	-	-	-	-	344	-	344
Other comprehensive gain/(loss) net of tax:
Net unrealized gain on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(82)	-	(82)

Balances at March 31, 2011	$6,272	$2,636,837	$26	$28,285	$(5,063)	$32	$29,552

Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Comprehensive income:
Net income	-	-	-	-	399	-	399
Other comprehensive gain/(loss) net of tax:
Net unrealized loss on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(157)	-	(157)
Balances at March 31, 2012	$12,562	$2,640,264	$26	$28,413	$(4,149)	$13	$36,865

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$399	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	141	112
Deferred income taxes (benefit)	(82)	191
Provision for other real estate owned	-	191
Depreciation	122	113
Net accretion of investment securities	10	13
Loans originated for sale	(3,988)	(760)
Proceeds from loans originated for sale	3,701	744
(Gains) loss on sales of loans	(37)	5
Loss on sales of other real estate owned, net	131	-
Increase (decrease) in interest receivable	66	(6)
Increase in interest payable	9	1
Decrease (increase) in other assets	258	(5)
Increase in other liabilities	41	205
Net cash provided by operating activities	771	1,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(16,996)	(10,270)
Proceeds from maturities of investment securities available-for-sale	9,789	7,096
Net (increase) decrease in loans outstanding	(3,332)	4,511
Proceeds from the sale of other real estate owned	436	-
Purchase of premises and equipment	(250)	(63)
Net cash (used in) provided by investing activities	(10,353)	1,274

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	10,158	1,843
Net increase in interest-bearing deposits	12,100	45
Net increase in short-term borrowings	6,196	845
Proceeds from issuance of long-term debt	-	2,000
Repayment of long-term debt	(4,000)	-
Cash dividends on preferred stock	(157)	(82)
Net cash provided by financing activities	24,297	4,651

Net increase in cash and cash equivalents	14,715	7,073

Cash and cash equivalents at beginning of period	18,205	11,754

Cash and cash equivalents at end of period	$32,920	$18,827

SUPPLEMENTAL INFORMATION
Cash payments for interest	$518	$514
Cash payments for income taxes	$330	$50
Transferred from loans to other real estate owned	$112	$1,478

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has three subsidiaries, two of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

Bancorp was incorporated in April of 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. Bancorp is a single bank holding company with one subsidiary, Howard Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”).

The Company is a diversified financial services company providing commercial banking, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in Howard County Maryland, Anne Arundel County Maryland and their contiguous counties.

The following is a description of the Company’s significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, its subsidiary bank and the bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications may have been made to the prior year’s consolidated financial statements to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities, deferred income taxes and share-based compensation.

Segment Information

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

New Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended June 30, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	March 31, - Unaudited				December 31,
(in thousands)	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$20,035	$-	$13	$20,022	$12,774	$1	$2	$12,773
Mortgage-backed	505	34	-	539	568	35	-	603
	$20,540	$34	$13	$20,561	$13,342	$36	$2	$13,376

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either March 31, 2012 or December 31, 2011. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 are presented below:

March 31, 2012 -Unaudited

(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal
agencies	$13,982	$13	$-	$-	$13,982	$13
Mortgage-backed	-	-	-	-	-	-
	$13,982	$13	$-	$-	$13,982	$13

December 31, 2011

(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal
agencies	$9,722	$2	$-	$-	$9,722	$2
Mortgage-backed	-	-	-	-	-	-
	$9,722	$2	$-	$-	$9,722	$2

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

An impairment loss is recognized in earnings if any of the following are true: (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive income, net of deferred tax.

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	March 31, - Unaudited		December 31,
(in thousands)	2012		2011
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$11,996	$11,995	$6,000	$6,000
After one through five years	8,269	8,272	7,021	7,036
After five through ten years	150	160	168	177
After ten years	125	134	153	163
	$20,540	$20,561	$13,342	$13,376

There were no sales of investment securities during the three months ended March 31, 2012 or in 2011. At March 31, 2012 and December 31, 2011, $12.9 million and $5.8 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2012 and December 31, 2011 are presented in the following table:

	Unaudited
	March 31,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	37,634	13.5%	$39,268	14.2%
Residential - first lien	22,652	8.1	22,087	8.0
Residential - junior lien	8,934	3.2	9,242	3.3
Total residential real estate	31,586	11.3	31,329	11.3
Commercial - owner occupied	52,309	18.7	46,588	16.8
Commercial - non-owner occupied	79,285	28.3	76,880	27.8
Total commercial real estate	131,594	47.0	123,468	44.6
Total real estate loans	200,814	71.8	194,065	70.2
Commercial loans and leases	77,286	27.6	81,243	29.4
Consumer	1,591	0.6	1,223	0.4
Total loans	$279,691	100.0%	$276,531	100.0%

There were $970 thousand in loans held for sale at March 31, 2012 and $646 thousand at December 31, 2011.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the three months ended March 31, 2012 and March 31, 2011 is provided in the following table:

	Unaudited
	Three months ended
	March 31,
(in thousands)	2012	2011
Balance at beginning of year	$3,433	$3,523
Provision for credit losses	141	112
Loan and lease charge-offs	(79)	(130)
Loan and lease recoveries	26	301
Balance at period end	$3,521	$3,806

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the three month ended March 31, 2012:

	For the three months ended March 31, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	-	(3)	(9)	(79)
Recoveries	-	-	-	-	-	26	-	26
Provision for credit losses	(12)	(9)	22	(13)	199	(50)	4	141
Ending balance	$162	$79	$42	$598	$396	$2,206	$38	$3,521

Ending balance:
individually evaluated for impairment	-	33	-	-	-	1,154	-	1,187
collectively evaluated for impairment	162	46	42	598	396	1,052	38	2,334

Loans:
Ending balance	37,634	22,652	8,934	52,309	79,285	77,286	1,591	279,691
Ending balance:
individually evaluated for impairment	-	472	-	1,983	3,771	3,347	-	9,573
collectively evaluated for impairment	37,634	22,180	8,934	50,326	75,514	73,939	1,591	270,118

	For the year ended December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	(1,033)	-	(562)	(21)	(1,616)
Recoveries	-	-	-	-	-	361	1	362
Provision for credit losses	31	95	44	752	73	140	29	1,164
Ending balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433

Ending balance:
individually evaluated for impairment	-	68	44	-	-	1,161	-	1,273
collectively evaluated for impairment	174	43	20	611	197	1,072	43	2,160

Loans:
Ending balance	39,268	22,087	9,242	46,588	76,880	81,243	1,223	276,531
Ending balance:
individually evaluated for impairment	-	611	44	1,988	2,783	3,498	9	8,933
collectively evaluated for impairment	39,268	21,476	9,198	44,600	74,097	77,745	1,214	267,598

When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by the independent third party appraisal.

All loans that are considered impaired are subject to the completion of an impairment analysis.  This analysis highlights any potential collateral deficiencies. A specific amount of impairment is established based on the Company’s calculation of the probable loss inherent in the individual loan. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,634	$22,419	$8,934	$50,326	$78,285	$74,198	$1,591	$273,387
Special mention	-	-	-	-	-	-	-	-
Substandard	-	233	-	1,983	1,000	3,088	-	6,304
Doubtful	-	-	-	-	-	-	-	-
Total	$37,634	$22,652	$8,934	$52,309	$79,285	$77,286	$1,591	$279,691

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$39,268	$21,476	$9,198	$44,600	$76,880	$78,014	$1,214	$270,650
Special mention	-	-	-	-	-	-	-	-
Substandard	-	611	44	1,988	-	3,229	9	5,881
Doubtful	-	-	-	-	-	-	-	-
Total	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

•	Special mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,634	$22,419	$8,934	$50,326	$78,285	$74,048	$1,591	$273,237
Accruing loans past due:
31-59 days past due	-	-	-	-	-	150	-	150
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	$-	$-	$-	$-	$-	$150	$-	$150

Non-accrual loans	-	233	-	1,983	1,000	3,088	-	6,304

Total loans	$37,634	$22,652	$8,934	$52,309	$79,285	$77,286	$1,591	$279,691

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$39,268	$21,719	$9,198	$44,600	$75,790	$77,951	$1,214	$269,740
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	1,000	63	-	1,063
Greater than 90 days past due	-	-	-	-	90	-	-	90
Total past due	$-	$-	$-	$-	$1,090	$63	$-	$1,153

Non-accrual loans	-	368	44	1,988	-	3,229	9	5,638

Total loans	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $6.3 million or 2.25% of total loans outstanding as of March 31, 2012 which represents an increase from $5.6 million or 2.04% of total loans outstanding as of December 31, 2011.

The impaired loans for the three months ended March 31, 2012 and the year ended December 31, 2011 are as follows:

	March 31, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	472	-	1,983	3,771	3,347	-	9,573
With an allowance recorded	-	233	-	-	-	2,530	-	2,763
With no related allowance recorded	-	239	-	1,983	3,771	817	-	6,810

Related allowance	-	33	-	-	-	1,154	-	1,187

Un-paid principal	-	473	-	3,016	3,771	3,363	-	10,623

Average balance of impaired loans	-	473	-	3,035	3,772	3,481	-	10,761
Interest income recognized	-	3	-	-	52	3	-	58

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	611	44	1,988	2,783	3,498	9	8,933
With an allowance recorded	-	368	44	-	-	1,884	-	2,296
With no related allowance recorded	-	243	-	1,988	2,783	1,614	9	6,637

Related allowance	-	68	44	-	-	1,161	-	1,273

Un-paid principal	-	611	44	3,021	2,783	3,533	9	10,001

Average balance of impaired loans	-	609	44	3,044	2,778	3,593	9	10,078
Interest income recognized	-	23	2	52	114	157	-	348

Nonaccrual loans included in impaired loans totaled $6.3 million and $5.6 million at March 31, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $35 thousand for the first three months of 2012.

Management routinely evaluates to other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2012 one loan was transferred from loans to OREO totaling $112 thousand, net of reserves. In 2011, the Company transferred one loan totaling $1.5 million, net of reserves, to OREO. Also in 2011, the Company recorded an additional valuation allowance of $777 thousand in non-interest expense for several properties whose current appraised value was less than the recorded OREO amount. No such valuation adjustment was recorded for the three months ending March 31, 2012.

The trouble debt restructured loans (“TDRs”) for March 31, 2012 and December 31, 2011 are as follows:

	As of March 31, 2012 - Unaudited
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	-	$-	$-
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	4	676	-	-	676
	4	$676	-	$-	$676

	As of December 31, 2011
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	1	$240	$240
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	5	751	-	-	751
	5	$751	1	$240	$991

A summary of TDRs modifications outstanding and performance under modified terms are as follows:

As of March 31, 2012 - Unaudited
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	-	-
Total residential real estate	-	-	-
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	343	-	343
Extension or other modification	333	-	333
Total commercial	676	-	676
Total TDR's	$676	$-	$676

	As of December 31, 2011
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	240	240
Total residential real estate	-	240	240
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	353	-	353
Extension or other modification	398	-	398
Total commercial	751	-	751
Total TDR's	$751	$240	$991

Note 5: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	Unaudited
	March 31,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	72,201	25%	$62,044	24%
Interest-bearing checking	18,281	6	17,687	7
Money market accounts	65,918	23	61,267	23
Savings	11,211	4	10,644	4
Certificates of deposit $100,000 and over	81,536	29	79,718	30
Certificates of deposit under $100,000	35,752	13	31,282	12
Total deposits	$284,899	100%	$262,642	100%

Note 6: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of March 31, 2012 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

The Company’s stock incentive plans provide for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock options and stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. The Company previously maintained an Advisory Board, for which non-employee members were compensated via stock options for meeting attendance. These nonqualified stock options can be granted with terms up to ten years, vest immediately, and are fully exercisable at time of grant. Stock awards granted to directors are based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, and vest immediately. For the three months ended March 31, 2012 the Company’s issued 2,063 shares of stock to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the period ended:

	March 31, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Balance at January 1, 2012	395,351	$11.16
Granted	-	-
Exercised	-	-
Forfeited
Balance at March 31, 2012	395,351	$11.16
Exercisable at March 31, 2012	394,751	$11.17
Weighted average fair value of options granted during the year		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $5.40 at March 31, 2012 the options outstanding had no aggregate intrinsic value. There were no options exercised during 2012.

Note 7: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $24 thousand for both three months ended March 31, 2012 and 2011 periods. The Company’s matching contributions vest immediately.

Note 8: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2012	2011
Net income	$399	$344
Preferred dividends	$(157)	$(82)
Net income available to common shareholders (numerator)	$242	$262

BASIC
Average common shares outstanding (denominator)	2,640,264	2,636,837
Basic income per common share	$0.09	$0.10

DILUTED
Average common shares outstanding	2,640,264	2,636,837
Diluted effect of stock options and warrants	-	-
Diluted average common shares outstanding (denominator)	2,640,264	2,636,837
Diluted income per common share	$0.09	$0.10

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	514,127	487,295

Note 9: Risk-Based Capital

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Bank and Bancorp maintain minimum ratios (set forth below) of capital to risk-weighted assets. Under the guidelines, capital is compared to the relative risk related to the balance sheet. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of March 31, 2012 and December 31, 2011 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012: (unaudited)
Total capital (to risk-weighted assets)
Howard Bank	$38,625	13.62%	$22,694	8.00%	$28,367	10.00%
Howard Bancorp	$40,313	14.22%	$22,680	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$35,105	12.38%	$11,347	4.00%	$17,020	6.00%
Howard Bancorp	$36,793	12.98%	$11,340	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$35,105	10.41%	$13,488	4.00%	$16,860	5.00%
Howard Bancorp	$36,793	10.91%	$13,495	4.00%	N/A
As of December 31, 2011:
Total capital (to risk-weighted assets)
Howard Bank	$38,172	13.75%	$22,214	8.00%	$27,768	10.00%
Howard Bancorp	$40,127	14.36%	$22,349	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$34,739	12.51%	$11,107	4.00%	$16,661	6.00%
Howard Bancorp	$36,694	13.14%	$11,174	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$34,739	10.92%	$12,725	4.00%	$15,907	5.00%
Howard Bancorp	$36,694	11.52%	$12,737	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Commissioner.

Note 10: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which we issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

We may redeem the shares of Series AA Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

Note 11: Fair Value

FASB ASC Topic 820 “Fair Value Measurements” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under FASB ASC Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1:  Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:  Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by FASB ASC Topic 820, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable. The value of real estate collateral is determined based on appraisal by qualified licensed appraisers hired by the Company. The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business' financial statements and, if necessary, discounted based on management's review and analysis. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012 (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)

U.S. Federal agencies	$20,022	$-	$20,022	$-
Mortgage-backed securities	539	-	539	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)

U.S. Federal agencies	$12,773	$-	$12,773	$-
Mortgage-backed securities	603	-	603	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011.

March 31, 2012 - (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,436	$-	$-	$1,436
Impaired loans:
Residential - first lien	472	-	-	472
Residential - junior lien	-	-	-	-
Commercial - owner occupied	1,983	-	-	1,983
Commercial - non-owner occupied	3,771	-	-	3,771
Commercial loans and leases	3,347	-	-	3,347
Consumer	-	-	-	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,885	$-	$-	$1,885
Impaired loans:
Residential - first lien	611	-	-	611
Residential - junior lien	44	-	-	44
Commercial - owner occupied	1,988	-	-	1,988
Commercial - non-owner occupied	2,783	-	-	2,783
Commercial loans and leases	3,498	-	-	3,498
Consumer	9	-	-	9

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs for the three months ended March 31, 2012 and the twelve months ended December 31, 2011.

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2011	$1,885	$8,933
Total net gain (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	(131)	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(430)	-
Net transfers in (out)	-
Valuation allowance	112
Balance at March 31, 2012 - (unaudited)	$1,436	$8,933

Balance at December 31, 2010	$3,024	$9,433
Total net gain (losses) for the year included in:
Gain on sale of foreclosed properties	459	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(2,625)	-
Net transfers in (out)	1,804	218
Valuation allowance	(777)	(718)
Balance at December 31, 2011	$1,885	$8,933

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at March 31, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

Cash and cash equivalents: The fair value of cash and cash equivalents is estimated to approximate the carrying amounts.

Securities available-for-sale: Based on quoted market prices. If quoted market price is not available fair value is estimated using quoted market prices for similar securities. See Note 2 for additional information.

Nonmarketable equity securities: Because these securities are not marketable, the carrying amount approximates the fair value.

Loans: For variable rate loans the carrying amount approximates the fair value. For fixed rate loans the fair value is calculated by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated cash flows do not anticipate prepayments.

Deposits: The carrying amount of non-maturity deposits such as demand deposits, money market and saving deposits approximates the fair value. The fair value of deposits with predetermined maturity dates such as certificate of deposits is estimated by discounting the future cash flows using current rates of similar deposits with similar remaining maturities.

Short-term borrowing: Variable rate repurchase agreements carrying amounts approximate the fair values at the reporting date.

Long-term borrowing: Because the borrowing is a variable rate instrument, the carrying amount approximates the fair value.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

	March 31, 2012 – Unaudited
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$32,920	$32,920	$-	$32,920	$-
Nonmarketable equity securities	1,348	1,348	-	1,348	-
Loans	280,661	282,701	-	-	282,701

Financial Liabilities
Deposits	284,899	284,692	-	284,692	-
Short-term borrowings	19,180	19,180	-	19,180	-
Long-term borrowings	6,000	5,978	-	5,978	-

	December 31, 2011
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$18,205	$18,205	$-	$18,205	$-
Nonmarketable equity securities	1,313	1,313	-	1,313	-
Loans	277,177	280,653	-	-	280,653

Financial Liabilities
Deposits	262,642	262,412	-	262,412	-
Short-term borrowings	12,984	12,984	-	12,984	-
Long-term borrowings	10,000	9,948	-	9,948	-

Note 12: Subsequent Event

On May 21, 2012 – Bancorp commenced its previously announced rights offering, pursuant to an effective registration statement. In addition to the rights offering, Bancorp will publicly offer shares of common stock that remain unsubscribed for at the expiration of the rights offering at a price to the public of $7.30 per share.

In the rights offering, stockholders will receive one non-transferable subscription right for every share of common stock owned at 5:00 p.m., Eastern Time, on February 27, 2012, which was the record date for the rights offering. Each subscription right will entitle stockholders to purchase 0.4359 share of common stock at a subscription price of $7.30 per share. Stockholders who exercise their basic subscription right in full may also elect an over-subscription option to purchase additional shares that remain unsubscribed at the expiration of the rights offering, (subject to availability and Howard’s acceptance of the oversubscription).

The subscription rights will be exercisable until 5:00 p.m., Eastern Time, on June 18, 2012. Howard’s board of directors may extend the rights offering for additional periods ending no later than July 16, 2012 or cancel the rights offering at any time for any reason.

Bancorp is offering an aggregate of 1,150,891 shares of common stock in the rights offering and the public offer and, if fully subscribed, aggregate gross proceeds to Bancorp will be approximately $8.4 million. Bancorp must receive subscriptions for a minimum of $2.6 million (356,165 shares), in the aggregate, in order to complete the rights offering and the public offer. In addition, Bancorp has completed a private placement pursuant to which certain institutional investors, subject to certain terms and conditions, will, simultaneously with the closing of the rights offering and the public offer, purchase shares of Bancorp’s common stock. If the rights offering and public offer are completed, simultaneously with such closing, Bancorp will receive aggregate gross proceeds of between $3.8 million and $4.4 million from this private placement and issue between 517,354 and 603,699 shares of common stock to these institutional investors so that the sum of the gross proceeds from all of the offerings will be between $6.4 million at the low end and $12.8 million at the high end.

On June 17, 2012 Bancorp announced that it extended the expiration date for its rights offering. The new expiration date is June 29, 2012, from the original expiration date of June 18, 2012. Bancorp chose to extend the expiration date because shareholders who hold their shares in “street name” received their materials from their advisors or other record holders later than intended. Howard Bancorp does not currently intend to extend the rights offering beyond June 29, 2012.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements.

Overview

Bancorp is the holding company for the Bank. The Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. The Bank does not exercise trust powers, and our regulatory structure is the same as a Maryland-chartered commercial bank. As such, our business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to four-family residential loans. Although we plan to continue to focus on commercial customers, we intend to increase our originations of one- to four-family residential mortgage loans going forward, increasing our portfolio of mortgage lending and also selling select loans into the secondary markets.

We are headquartered in Ellicott City, Maryland and we consider our primary market area to be Howard County, Maryland and Anne Arundel County, Maryland. Our secondary market area, primarily for commercial lending, includes the Maryland counties of Baltimore, Carroll, Frederick, Montgomery and Prince George’s as well as Baltimore City. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

Our core business strategy is to deliver superior customer service that is supported by an extremely high level of banking sophistication. Our specialized community banking focus on both local markets and small business related market segments is combined with a broad array of products, new technology and seasoned banking professionals which positions the Bank differently than most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. We call it Hands-On Service.

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Bancorp’s total assets increased by over $42 million or 14% when comparing March 31, 2012 assets of $347.8 million to the $305.4 million at the same point in 2011. Total loans outstanding of $279.7 million at the end of March 2012, showed an increase of nearly 11% compared to total loans of $251.2 million on March 31, 2011. Demand deposits, which not only represent the lowest cost source of funding available to a bank, but also are most reflective of the core customer relationships targeted by the bank, grew from $50.5 million at March 31, 2011 to $72.2 million at the end of the first quarter of 2012, representing growth in this highly coveted deposit category of $21.7 million or 43%. Total deposits grew by $43.7 million or 18% when comparing March 31, 2012 to March 31, 2011. Because of the significant increases in deposits, even after funding the 11% loan growth, the bank was able to utilize the additional deposits to increase our balance sheet liquidity measures.

The first quarter of 2012 net income was $399 thousand, which represents an increase of 16% over net income for the first quarter of 2011. Net interest income for the quarter ended March 31, 2012 was $3.3 million versus $3.0 million for the first three months of 2011, an increase of approximately $264 thousand or 9%. Partially offsetting the increase in net interest income was a decrease in noninterest income for the first quarter of 2012 compared to the first quarter of 2011. Total noninterest income was $182 thousand for the first quarter of 2011, compared to a total of $85 thousand for the same period in 2012. This decrease of $97 thousand or 53% was impacted by a loss on the sale of one property classified as OREO, which resulted in a loss on the sale of $131 thousand in the first quarter of 2012. There were no such losses recorded in the first quarter of 2011. Total expenses were basically unchanged at $2.5 million for both the 2012 and 2011 periods.

We expect our initial public offering, pursuant to which we are offering up to 1,150,891 shares of our common stock, to close in July 2012. In addition, on March 28, 2012, we completed a private placement of our common stock, pursuant to which we entered into investment agreements with two institutional investors pursuant to which, subject to their respective terms and conditions, the investors are obligated to purchase from us an aggregate of between 517,354 and 603,699 shares of our common stock at $7.30 per share. Assuming the conditions to closing are satisfied, we expect the private placement to close simultaneously with our initial public offering. The net proceeds of the offering are expected to increase our capital levels, which will permit additional growth in our loan levels and asset size. This growth may be either organic growth which could take a longer time to occur, or the growth could come more quickly via merger or acquisition of other financial institutions. As this growth is realized, our operating results will reflect the additional income generated from the higher levels of earning assets.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America and general practice within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. We consider the allowance for credit losses to be our most significant accounting policy, which is further described in the Notes to the financial statements.

The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolios as well as consideration of general loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses to maintain the allowance for credit losses at an appropriate level.

We cannot predict with certainty the amount of loan charge-offs that we will incur. We do not currently determine a range of loss with respect to the allowance for credit losses. In addition, our regulatory agencies, as an integral part of their examination processes, periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for credit losses may be required that would adversely impact earnings in future periods.

We account for income taxes under the asset/liability method. We recognize deferred tax assets for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

We follow the provisions of ASC Topic 718 "Compensation," which requires the expense recognition over a service period for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. Our practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2012 and December 31, 2011 balance sheets is presented below.

Assets

Total assets increased $24.7 million, or 7.7%, to $347.8 million at March 31, 2012 compared to $323.1 million at December 31, 2011. This asset growth was primarily due to a $14.7 million increase in cash and cash equivalents, a $7.2 million increase in investment securities and $3.2 million growth in total loans. The asset growth was funded primarily from increases in customer deposits, which increased from $262.6 million at December 31, 2011 to $284.9 million at March 31, 2012, an increase of $22.3 million or 8.5%. From a funding perspective, most important was the growth in noninterest-bearing deposits of $10.2 million or 16.4% from $62.0 million at December 31, 2011 to $72.2 million at March 31, 2012.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At both March 31, 2012 and December 31, 2011 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.3 million. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$20,035	$20,022	$12,774	$12,773
Mortgage-backed	505	539	568	603
Total	$20,540	$20,561	$13,342	$13,376

We had securities available for sale of $20.6 million and $13.4 million at March 31, 2012 and December 31, 2011, respectively, which were recorded at fair value. This represents an increase of $7.2 million, or 53.7%, from the prior year end. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of $13 thousand and $2 thousand at March 31, 2012 and December 31, 2011, respectively. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Loan Portfolio

Total loans increased by $3.2 million or 1.1%, to $279.7 million at March 31, 2012 from $276.5 million at December 31, 2011. At March 31, 2012, total loans were 80.4% of total assets, down slightly compared to 85.6% of total assets at December 31, 2011. Loan growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $970 thousand at March 31, 2012, and $646 thousand at December 31, 2011.

	Unaudited
	March 31,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	37,634	13.5%	$39,268	14.2%
Residential - first lien	22,652	8.1	22,087	8.0
Residential - junior lien	8,934	3.2	9,242	3.3
Total residential real estate	31,586	11.3	31,329	11.3
Commercial - owner occupied	52,309	18.7	46,588	16.8
Commercial - non-owner occupied	79,285	28.3	76,880	27.8
Total commercial real estate	131,594	47.0	123,468	44.6
Total real estate loans	200,814	71.8	194,065	70.2
Commercial loans and leases	77,286	27.6	81,243	29.4
Consumer	1,591	0.6	1,223	0.4
Total loans	$279,691	100.0%	$276,531	100.0%

Deposits

Our deposits increased from $262.6 million at December 31, 2011 to $284.9 million at March 31, 2012, an increase of $22.3 million or 8.5%. The increase resulted primarily from a $10.2 million or 16.4% increase in noninterest-bearing checking accounts, which increased from $62.0 million at December 31, 2011 to $72.2 million at March 31, 2012. In addition, interest bearing certificate of deposit and money market accounts increased $10.9 million or 6.4% from December 31, 2011 to March 31, 2012. The growth in these deposits was more than sufficient to fund the growth in loans and assets. Other categories of deposits maintained their previous levels.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	March 31,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	72,201	25%	$62,044	24%
Interest-bearing checking	18,281	6	17,687	7
Money market accounts	65,918	23	61,267	23
Savings	11,211	4	10,644	4
Certificates of deposit $100,000 and over	81,536	29	79,718	30
Certificates of deposit under $100,000	35,752	13	31,282	12
Total deposits	$284,899	100%	$262,642	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $25.2 million at March 31, 2012 and $23.0 million at December 31, 2011, respectively. Short-term borrowings totaled $19.2 million at March 31, 2012 and $13.0 million at December 31, 2011. We had three long-term FHLB advances outstanding totaling $6 million at March 31, 2012 compared to five FHLB advances outstanding totaling $10 million at December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity increased by $235 thousand or less than 1% from $36.6 million at December 31, 2011 to $36.9 million at March 31, 2012. The increase in shareholder’s equity is the result of the retention of the earnings for the first quarter of 2012.

Total shareholders’ equity at March 31, 2012 represents a capital to asset ratio of 10.60%, while the total shareholders’ equity at December 31, 2011 represents a capital to asset ratio of 11.34%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the three months ended March 31,
	2012			2011
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$77,797	$1,085	5.61%	$83,182	$1,229	5.99%
Commercial real estate	126,974	1,762	5.58	104,304	1,469	5.71
Construction and land	38,999	519	5.35	32,281	387	4.86
Residential real estate	31,301	391	5.03	32,538	403	5.02
Consumer	1,272	16	5.03	1,320	15	4.73
Total loans and leases	276,343	3,773	5.49	253,625	3,503	5.60
Federal funds sold	28,567	13	0.19	13,713	6	0.18
Securities: [2]
U.S. Gov agencies	14,264	10	0.27	12,580	9	0.29
Mortgage-backed	575	7	4.69	948	12	5.13
Other investments	1,314	7	2.13	1,515	3	0.80
Total securities	16,154	23	0.58	15,043	24	0.65
Total earning assets	321,064	3,809	4.77	282,381	3,533	5.07
Cash and due from banks	3,445			2,758
Bank premises and equipment, net	9,509			9,231
Other assets	6,879			8,536
Less: allowance for credit losses	(3,454)			(3,718)
Total assets	$337,443			$299,188

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$16,422	17	0.43	$16,204	17	0.43
Money market	63,553	111	0.70	66,000	115	0.71
Savings	10,959	17	0.64	13,514	22	0.67
Time deposits $100,000 and over	61,550	180	1.18	55,504	179	1.31
Other time deposits	51,741	137	1.07	40,537	117	1.17
Total interest-bearing deposits	204,224	463	0.91	191,759	450	0.95
Short-term borrowings	18,672	40	0.86	23,423	39	0.67
Long-term borrowing	9,758	24	0.98	6,022	26	1.74
Total interest-bearing funds	232,654	527	0.91	221,204	515	0.94
Noninterest-bearing deposits	66,963			47,648
Other liabilities and accrued expenses	846			694
Total liabilities	300,464			269,546
Shareholders' equity	36,979			29,642
Total liabilities & shareholders' equity	$337,443			$299,188
Net interest rate spread [3]		$3,282	3.86%		$3,018	4.13%
Effect of noninterest-bearing funds			0.25			0.20
Net interest margin on earning assets [4]			4.11%			4.33%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column is further broken down to show the impact of changes in either rates or volumes. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	For the three months ended March 31,
	2012 vs. 2011
	Due to variances in
(in thousands)	Total	Rates	Volumes[1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(144)	$(323)	$179
Commercial real estate	293	(139)	432
Construction and land	132	160	(28)
Residential real estate	(12)	1	(13)
Consumer	0	4	(4)
Taxable securities	(1)	(10)	10
Federal funds sold	7	2	6
Interest-bearing deposits in other banks	-	-	-
Total interest income	276	(306)	582

Interest paid on:
Savings deposits	(5)	(4)	(1)
Checking plus interest deposits	0	0	0
Money market accounts	(4)	(4)	(1)
Time deposit $100,000 and over	1	(73)	74
Other time deposits	21	(40)	61
Short-term borrowings	0	40	(40)
Long-term borrowing	(2)	(47)	45
Total interest expense	12	(128)	140
Net interest earned	$264	$(178)	$442

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the three months ended March 31, 2012 and March 31, 2011 is presented below.

General

Net income available to common shareholders decreased $20 thousand, or 7.6%, to $242 thousand for the three months ended March 31, 2012 compared to net income of $262 thousand for the three months ended March 31, 2011. The decrease was primarily due to a $75 thousand, or 91.5%, increase in dividends paid on preferred stock. Partially offsetting the increased dividends was a $264 thousand increase in net interest income, which consisted of an increase of $276 thousand, a 7.8%, in interest income with an increase of only $12 thousand, or 2.3%, in interest expense. Excluding the $131,000 loss on the sale of other real estate owned (for which there was no gain or loss in the quarter ended March 31, 2011), non-interest income remained relatively unchanged quarter over quarter. Non-interest expenses increased slightly by $140 thousand or 6.0%.

Interest Income

Interest income increased $276 thousand, or 7.8%, to $3.8 million for the three months ended March 31, 2012 compared to $3.5 million for the same period 2011. The increase was primarily due to a $270 thousand, or 7.7%, increase in interest income on loans. The increase in interest income on loans was due to a 9% increase in the average balance of the loan portfolio compared to the three months ended March 31, 2011, partially offset by a decrease in the average yield on such loans despite an improvement in the mix of loans towards higher-yielding loan products. In addition, other interest income increased by $7 thousand or 53.8% over the same period in 2011, primarily as a result of a $16.0 million increase in the average balance of other interest earning assets. These other interest earning assets consist of federal funds sold and investment securities which increased 108.3% and 9.7% on average, respectively, from their averages during the quarter ended March 31, 2011.

Interest Expense

Interest expense modestly increased $12 thousand, or 2.3%, to $527 thousand for the three months ended March 31, 2012, compared to $515 thousand for the same period 2011. This increase was primarily attributable to growth in average interest-bearing deposits off-set by a 4 basis point overall decrease in the average rate paid on these deposits. For the first quarter of 2012 versus 2011, given the growth in noninterest bearing balances, and a reduction in interest rates paid on certificates of deposit, we were able to report only a minor increase in overall interest expense even with the growth in the levels of deposits.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $264 thousand, or 8.7%, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. As noted above, the increase in net interest income was due to an increase of $276 thousand, or 7.8%, in interest income with only a $12 thousand or 2.3%, increase in interest expense.

Provision for Credit Losses

We establish a provision for credit losses, which is a charge to earnings, in order to maintain the allowance for credit losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for credit losses is assessed on a quarterly basis and provisions are made for credit losses as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, we had a provision for credit losses of $141 thousand for the three months ended March 31, 2012 compared to $112 thousand for the same period in 20111, an increase of $29 thousand, or 25.9%. The $141 thousand provision for 2012 reflects an increase in the amount of nonperforming loans, as the ratio of nonperforming loans to total loans increased from 1.40% at March 31, 2011 to 2.25% at March 31, 2012, as well as the additional general provisions that are required given our continued growth in the size of the loan portfolio.

Management analyzes the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for credit losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of its knowledge, that all known losses as of the balance sheet dates have been recorded. However, although management uses the best information available to make determinations with respect to the provisions for credit losses, additional provisions for credit losses may be required to be established in the future should economic or other conditions change substantially. In addition, as an integral part of their examination process, the Commissioner and the FDIC will periodically review the allowance for credit losses. The Commissioner and the Federal Deposit Insurance Corporation (“FDIC”) may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Noninterest Income

Noninterest income was $86 thousand for the three months ended March 31, 2012 compared to $182 thousand for the three months ended March 31, 2011, an $96 thousand decrease. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, remained unchanged quarter over quarter. While fees related to overdrafts and non-sufficient fund activities on transaction accounts decreased $17 thousand, analysis fees increased $17 thousand as balances on these accounts did not support transaction activity. Other operating income consists mainly of certain loan fees, non-depository account fees and gains / losses on the sale of loans and other assets. The Bank began selling mortgage loans into the secondary market during 2010. The income derived from this activity increased $26 thousand for the first three months of 2012 compared to the same period in 2011. Off setting this increase was a net loss of $131 thousand on the sale of one property held in OREO. Additionally various fees such as wire and ATM increased $10 thousand due to increased customer activity over the same period.

Noninterest Expenses

Noninterest expenses increased slightly by $44 thousand or 1.7%, and were $2.5 million for the three months ended March 31, 2012 and March 31, 2011. The increase was primarily due to an increase in salaries and employee benefits expenses as well as professional and data fees offset by a decrease in other operating expenses primarily the provision for other real estate owned (“OREO”) and the FDIC assessment included in these expenses. Salaries and employee benefits increased $106 thousand or 8.5% in the first three months of 2012 compared to the same period in 2011 primarily as a result of an increase in the number of staff and normal merit increases. Professional fees consist of legal and accounting and other outside servicing expenses. Professional fees increased $138 thousand primarily from legal and investment banking fees for ongoing strategic growth initiatives. We expect professional fees to increase over 2011 levels during the balance of 2012 and going forward as a result of additional expenses associated with our status as an SEC reporting company. FDIC assessment costs decreased $42 thousand or 37.4% quarter over quarter primarily due to changes in the assessment base. There was no provision for real estate owned expenses in 2012 compared to $191 thousand for the same three months of 2011 as the level of other real estate owned dropped from $4.6 million at March 31, 2011 to $1.4 million at March 31, 2012.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. When in the best interests of the Bank and the customer, we will do a troubled debt restructure with respect to a particular loan. When not possible, we are aggressively moving loans through the legal and foreclosure process within applicable legal constraints.

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	Three months ended	Year ended
(in thousands)	March 31, 2012	December 31, 2011
Non-accrual loans:
Real estate loans:
Commercial	$2,983	$1,988
Residential - first lien	233	368
Residential - junior lien	-	44
Construction & land	-	-
Commercial	3,088	3,229
Consumer	-	9
Total non-accrual loans	6,304	5,638
Trouble debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - first lien	-	240
Construction & land	-	-
Commercial	-	-
Total trouble debt restructure loans	-	240
Total non-performing loans	6,304	5,878
Other real estate owned:
Land	595	595
Commercial	524	1,084
Residential	317	206
Total other real estate owned	1,436	1,885
Total non-performing assets	$7,740	$7,763
Ratios:
Non-performing loans to total gross loans	2.25	2.12
Non-performing assets to total assets	2.23	2.40

Included in total non-accrual loans above are four trouble debt restructured loans totaling $676 thousand that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There were no loans that were 90 days or more past due and still accruing interest at March 31, 2012 and one commercial real estate non-owner occupied credit with a balance of $90 thousand that was 90 days or more past due and still accruing interest at December 31, 2011.

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings.

Nonperforming assets amounted to $7.7 million or 2.23% of total assets, at March 31, 2012 compared to $7.8 million or 2.40% of total assets at December 31, 2011. Total nonperforming assets decreased by $23 thousand during 2012 due primarily due to the sale of one commercial property in OREO. This reduction in the OREO level was partially off-set by a net $666 thousand or 11.8% increase in non-accrual loans.

At March 31, 2012, our nonperforming loans consisted mainly of two large owner occupied commercial real estate loans under one customer relationship, one non-owner occupied commercial real estate loan, one large commercial relationship partially guaranteed by the SBA, several small commercial loans with SBA guarantees, and one residential mortgages. The composition of our nonperforming loans is further described below:

•	Two owner occupied commercial real estate loans totaling $2.0 million to a local borrower who also owns a property housing one of his business ventures in Sussex County Delaware. We have received an updated appraisal, and have partially charged off the loans to ensure that our remaining carrying value is fully supported by the appraised value of the property. The property has been listed for sale, and we do not currently anticipate any additional reserves or further loss on these loans.
•	One non-owner occupied commercial real estate loan for $1.0 million for a hotel in Virginia.
•	Eleven commercial loans to five local businesses totaling $1.1 million, of which $900 thousand have a SBA guarantee.
•	Four commercial loans totaling approximately $2.0 million to one borrower that has a portion of their loans guaranteed by the SBA. The largest individual loan has a 75% SBA guarantee. Specific reserves have been recorded for these loans so that the unreserved amount represents the guaranteed portion that we expect to receive from the SBA after claims are filed, and we do not currently anticipate any additional reserves or further loss on these loans.

•	One residential first lien mortgages for approximately $233 thousand.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with accounting principles generally accepted in the United States (“GAAP”). The allowance for credit losses consists primarily of two components:

•	Specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for credit losses; and
•	General allowances established for credit losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance for credit losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on Howard Bank’s past credit loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan is considered impaired when, based on current information and events, it is probable that Howard Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. The impairment of a loan may be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, Howard Bank’s impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

Our loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged to the established allowance for credit losses. All loans are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan should be moved to nonaccrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off against the allowance for credit losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in lending policies, procedures, practices or personnel;
•	changes in the level and composition of construction portfolio and related risks;
•	changes and migration of classified assets;
•	changes in exposure to subordinate collateral lien positions;

•	levels and composition of existing guarantees on loans by SBA or other agencies;
•	changes in national, state and local economic trends and business conditions;
•	changes and trends in levels of loan payment delinquencies; and
•	any other factors that managements considers relevant to the quality or performance of the loan portfolio

We evaluate the allowance for credit losses based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance for credit loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance for credit loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial and commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy. Actual credit losses may be significantly more than the allowance for credit losses we have established, which could have a material negative effect on our financial results.

Generally, we underwrite commercial loans based on cash flow and business history and receive personal guarantees from the borrowers where appropriate. We generally underwrite commercial real estate loans and residential real estate loans at a loan-to-value ratio of 85% or less at origination. Accordingly, in the event that a loan becomes past due and, randomly with respect to performing loans, we will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. We will also obtain formal appraisals on a regular basis even if we are not considering liquidation of the property to repay a loan. It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

For impaired loans, we utilize the appraised value in determining the appropriate specific allowance for credit losses attributable to a loan. In addition, changes in the appraised value of multiple properties securing our loans may result in an increase or decrease in our general allowance for credit losses as an adjustment to our historical loss experience due to qualitative and environmental factors, as described above.

As of March 31, 2012 and December 31, 2011, nonperforming loans amounted to $6.3 million and $5.9 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $2.8 million and $2.3 million, respectively. The amount of nonperforming loans with no specific valuation allowance totaled $3.5 million and $3.6 million, respectively.

Nonperforming loans are evaluated and valued at the time the loan is identified as impaired on a case by case basis, at the lower of cost or market value. Market value is measured based on the value of the collateral securing the loan. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by us. Appraised values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The difference between the appraised value and the principal balance of the loan will determine the specific allowance valuation required for the loan, if any. Nonperforming loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Commissioner and the FDIC will periodically review the allowance for credit losses. The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Three months ended	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of year	$3,433	$3,523
Charge-offs:
Real estate
Construction and land loans	-	-
Residential first lien loans	(23)	-
Residential junior lien loans	(44)	-
Commercial owner occupied laons	-	-
Commercial non-owner occupied loans	-	-
Commercial loans and leases	(3)	(130)
Consumer loans	(9)	-
	(79)	(130)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	-
Residential junior lien loans	-	-
Commercial owner occupied laons	-	-
Commercial non-owner occupied loans	-	-
Commercial loans and leases	26	301
Consumer loans	-	-
	26	301

Net recoveries (charge-offs)	(53)	171

Provision for credit losses	141	112

Balance at end of year	$3,521	$3,806

Allocation of Allowance for Credit Losses

The following tables set forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
(dollars in thousands)	Amount	Percent[1]	Amount	Percent[1]
Real estate
Construction and land loans	$162	13.5%	$152	12.9
Residential first lien loans	79	8.1	16	9.2
Residential junior lien loans	42	3.2	20	3.9
Commercial owner occupied laons	598	18.7	892	17.8
Commercial non-owner occupied loans	396	28.3	124	23.4
Commercial loans and leases	2,206	27.6	2,568	32.1
Consumer laons	38	0.6	34	0.6
Total	$3,521	100.0%	$3,806	100.0

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012 and December 31, 2011. We will maintain our focus on retaining appropriate liquidity levels following the completion of our initial public offering.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand
2)	Expected deposit flows and borrowing maturities
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2012 and December 31, 2011, cash and cash equivalents totaled $32.9 million and $18.2 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2012 and December 31, 2011, we had $68.4 million and $59.5 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $34.4 million and $31.2 million at March 31, 2012 and December 31, 2011, respectively, and $29.1 million and $23.4 million in unused lines of credit to borrowers for these same periods, respectively. In addition to commitments to originate loans and unused line of credits we had $4.9 million in letters of credit at both March 31, 2012 and December 31, 2011. Certificates of deposit due within one year of March 31, 2012 totaled $69.1 million, or 24.3% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2012 cash was utilized by net loan growth of $3.3 million, while for the three month ended March 31, 2011 cash was used to fund net loan growth totaled $4.5 million. During these periods, we purchased $17.0 million and $10.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $22.3 million during the three months ended March 31, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances declined to $12 million in 2012 compared to $16 million at December 31, 2011. At March 31, 2012, we had the ability to borrow up to a total of $64.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012 and December 31, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks, and management does not anticipate any losses which would have a material effect on us.

Outstanding loan commitments and lines of credit at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Unfunded loan commitments	$34,399	$31,203
Unused lines of credit	29,100	23,424
Letters of credit	4,858	4,902

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any one time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.     Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Bancshares’ disclosure controls and procedures are effective as of March 31, 2012. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect Bancshares’ internal control over financial reporting.

PART II - Other Information

Item 1.     Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.  Risk Factors

Not required as the Company is a smaller reporting company

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2012, we completed a private placement of our common stock, pursuant to which we entered into investment agreements with two institutional investors pursuant to which, subject to their respective terms and conditions, one investor is obligated to purchase from us 173,003 shares of our common stock and the other is obligated to purchase that number of shares which equals 9.8% of our common stock outstanding upon closing of our initial public offering and the private placement, each at a price of $7.30 per share. The sale of the shares in the private placement was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder as the offer was made to a limited number of accredited investors without general advertising or general solicitation.

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, par value $0.01 per share, was declared effective by the SEC on May 14, 2012. The Form S-1 registered for sale (i) up to 1,150,891 shares of common stock on our behalf at a price of $7.30 per share or up to an aggregate of $8,401,504.30 and (ii) the resale of 173,003 to an investor who is obligated to purchase such shares in the private placement assuming the conditions to closing are satisfied. The offering commenced on May 21, 2012; the offering has not yet closed and therefore no shares have been sold. As a result, we have not yet received any proceeds from our initial public offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable

Item 5.     Other Information

None

Item 6.     Exhibits

10.17                  Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Emerald Advisers, Inc.*

10.18                  Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Battlefield Capital Management, LLC*

31(a)                   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

31(b)                   Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

32                  Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

* Incorporated by reference from the registrant’s Registration Statement on Form S-1, File Number 333-178204

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

June 27, 2012	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

June 27, 2012	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

