Form 10-Q/A
period 2012-03-31
Howard Bancorp Inc
filed 2012-07-19
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during to preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐      No ☒

The number of outstanding shares of common stock outstanding as of July 19, 2012.

Common Stock, $0.01 par value – 2,640,264 shares

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on June 27, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Item 6.     Exhibits

10.17	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Emerald Advisers, Inc.*

10.18	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Battlefield Capital Management, LLC*

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – previously filed

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - previously filed

32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously filed

101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

* Incorporated by reference from the registrant’s Registration Statement on Form S-1, File Number 333-178204

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

July 19, 2012	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

July 19, 2012	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO