Form 10-Q
period 2012-06-30
Howard Bancorp Inc
filed 2012-08-14
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of common stock outstanding as of July 31, 2012.

Common Stock, $0.01 par value – 4,036,628 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly increasing originations of residential mortgage loans, our portfolio of mortgage loans and our selling of loans into the secondary market;
•	the expected impact of our recently-completed initial public offering and concurrent private placement;
•	statements regarding our intentions to not sell securities in our investment portfolio and the status of unrealized losses in such portfolios;
•	our statement regarding anticipated changes in expenses;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statements with respect to anticipated losses on, resolution of and additional reserves with respect to nonperforming loans;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our statement with respect to expected retention of maturing certificates of deposits; and
•	our statement with respect to adequate liquidity and future liquidity intensions.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report, in our final prospectus dated May 21, 2012 as filed with the SEC on May 23, 2012 and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands)	2012	2011
ASSETS
Cash and due from banks	$20,648	$17,926
Federal funds sold	462	279
Total cash and cash equivalents	21,110	18,205
Securities available-for-sale	30,001	13,376
Nonmarketable equity securities	1,097	1,313
Loans held for sale	309	646
Loans and leases, net of unearned income	291,059	276,531
Allowance for credit losses	(3,076)	(3,433)
Net loans and leases	287,983	273,098
Bank premises and equipment, net	9,786	9,484
Other real estate owned	1,396	1,885
Deferred income taxes	1,578	1,679
Interest receivable and other assets	2,882	3,396

Total assets	$356,142	$323,082
LIABILITIES
Noninterest-bearing deposits	$72,778	$62,044
Interest-bearing deposits	209,788	200,598
Total deposits	282,566	262,642
Short-term borrowings	29,726	12,984
Long-term borrowings	6,000	10,000
Accrued expenses and other liabilities	747	826
Total liabilities	319,039	286,452
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01
(liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at June 30, 2012 and December 31, 2011, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 5,000,000 shares; issued and outstanding 2,640,264 shares at June 30, 2012 and December 31, 2011	26	26
Capital surplus	28,413	28,413
Accumulated deficit	(3,911)	(4,391)
Accumulated other comprehensive income	13	20

Total shareholders’ equity	37,103	36,630

Total liabilities and shareholders’ equity	$356,142	$323,082

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the		For the
	Six months ended June 30,		Three months ended June 30,
(in thousands)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans and leases	$7,531	$7,062	$3,758	$3,559
Interest and dividends on securities	46	52	23	28
Other interest income	31	11	18	5
Total interest income	7,608	7,125	3,799	3,592

INTEREST EXPENSE
Deposits	939	860	475	410
Short-term borrowings	86	86	46	47
Long-term borrowings	38	53	15	27
Total interest expense	1,063	999	536	484

NET INTEREST INCOME	6,545	6,126	3,263	3,108
Provision for credit losses	342	182	201	70
Net interest income after provision for credit losses	6,203	5,944	3,062	3,038

NONINTEREST INCOME
Service charges on deposit accounts	148	154	70	76
Loss on the sale of other real estate owned	(131)	-	-	-
Other operating income	316	210	177	106
Total noninterest income	333	364	247	182

NONINTEREST EXPENSE
Compensation and benefits	2,800	2,496	1,443	1,245
Occupancy and equipment	743	720	396	364
Marketing and business development	290	259	173	156
Professional fees	310	171	91	90
Data processing fees	216	164	110	90
FDIC Assessment	145	216	75	104
Provision for OREO	48	393	48	202
Other operating expense	631	725	301	391
Total noninterest expense	5,184	5,145	2,638	2,643

INCOME BEFORE INCOME TAXES	1,352	1,163	671	578

Income tax expense	558	469	276	227

NET INCOME	$794	$694	$395	$351

Preferred stock dividends	314	163	157	82

Net income available to common shareholders	$480	$531	$238	$269

NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.18	$0.20	$0.09	$0.10
Diluted	$0.18	$0.20	$0.09	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the six months ended
	June 30,
(in thousands)	2012	2011
Net Income	$794	$694
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(12)	36
Related income tax benefit (expense)	5	(14)
Comprehensive income	787	716

	Unaudited
	For the three months ended
	June 30,
(in thousands)	2012	2011
Net Income	$395	$351
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	1	33
Related income tax benefit (expense)	-	(13)
Comprehensive income	396	371

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)

Balances at January 1, 2011	$6,272	2,636,837	$26	$28,285	$(5,325)	$30	$29,288
Net income	-	-	-	-	694	-	694
Net unrealized gain/(loss) on securities	-	-	-	-	-	5	5
Dividends paid on preferred stock	-	-	-	-	(163)	-	(163)

Balances at June 30, 2011	$6,272	2,636,837	$26	$28,285	$(4,794)	$35	$29,824

Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Net income	-	-	-	-	794	-	794
Net unrealized gain/(loss) on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(314)	-	(314)

Balances at June 30, 2012	$12,562	2,640,264	$26	$28,413	$(3,911)	$13	$37,103

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$794	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	342	182
Deferred income taxes	105	394
Provision for other real estate owned	48	393
Depreciation	246	228
Net accretion of investment securities	22	124
Loans originated for sale	(6,256)	(1,145)
Proceeds from loans originated for sale	6,674	2,222
Gains on sales of loans	(80)	(14)
Loss on sales of other real estate owned, net	131	-
Increase (decrease) in interest receivable	4	(23)
Increase in interest payable	12	9
Decrease in other assets	728	66
Increase (decrease) in other liabilities	(92)	325
Net cash provided by operating activities	2,678	3,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(34,020)	(18,384)
Proceeds from maturities of investment securities available-for-sale	17,361	16,195
Net increase in loans and leases outstanding	(15,354)	(2,983)
Proceeds from the sale of other real estate owned	436	-
Purchase of premises and equipment	(548)	(143)
Net cash used in investing activities	(32,125)	(5,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	10,734	3,479
Net increase in interest-bearing deposits	9,190	(722)
Net increase in short-term borrowings	16,742	4,855
Proceeds from issuance of long-term debt	-	2,000
Repayment of long-term debt	(4,000)	-
Cash dividends on preferred stock	(314)	(163)
Net cash provided by financing activities	32,352	9,449

Net increase in cash and cash equivalents	2,905	7,589

Cash and cash equivalents at beginning of period	18,205	11,754

Cash and cash equivalents at end of period	$21,110	$19,343

SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,050	$991
Cash payments for income taxes	$460	$50
Transferred from loans to other real estate owned	$112	$1,805

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has three subsidiaries, two of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements included herein are unaudited, however they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2011 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	June 30, - Unaudited				December 31,
(in thousands)	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$29,547	$2	$8	$29,541	$12,774	$1	$2	$12,773
Mortgage-backed	432	28	-	460	568	35	-	603
	$29,979	$30	$8	$30,001	$13,342	$36	$2	$13,376

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either June 30, 2012 or December 31, 2011. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 are presented below:

June 30, 2012 -Unaudited
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$16,510	$8	$-	$-	$16,510	$8
Mortgage-backed	-	-	-	-	-	-
	$16,510	$8	$-	$-	$16,510	$8

December 31, 2011
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$9,722	$2	$-	$-	$9,722	$2
Mortgage-backed	-	-	-	-	-	-
	$9,722	$2	$-	$-	$9,722	$2

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

An impairment loss is recognized in earnings if any of the following are true: (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as a component of other comprehensive income, net of deferred tax.

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	June 30, - Unaudited		December 31,
(in thousands)	2012		2011
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$18,575	$18,573	$6,000	$6,000
After one through five years	11,165	11,173	7,021	7,036
After five through ten years	127	135	168	177
After ten years	112	120	153	163
	$29,979	$30,001	$13,342	$13,376

There were no sales of investment securities during the six months ended June 30, 2012 or in 2011. At June 30, 2012 and December 31, 2011, $23.1 million and $5.8 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2012 and December 31, 2011 are presented in the following table:

	Unaudited
	June 30,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	38,993	13.3%	$39,268	14.2%
Residential - first lien	22,701	7.8	22,087	8.0
Residential - junior lien	8,682	3.0	9,242	3.3
Total residential real estate	31,383	10.8	31,329	11.3
Commercial - owner occupied	55,228	19.0	46,588	16.8
Commercial - non-owner occupied	81,398	28.0	76,880	27.8
Total commercial real estate	136,626	46.9	123,468	44.6
Total real estate loans	207,002	71.1	194,065	70.2
Commercial loans and leases	81,746	28.1	81,243	29.4
Consumer	2,311	0.8	1,223	0.4
Total loans and leases	$291,059	100.0%	$276,531	100.0%

There were $309 thousand in loans held for sale at June 30, 2012 and $646 thousand at December 31, 2011.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the six months ended June 30, 2012 and June 30, 2011 is provided in the following table:

	Unaudited
	Six months ended
	June 30,
(in thousands)	2012	2011
Balance at beginning of year	$3,433	$3,523
Provision for credit losses	342	182
Loan and lease charge-offs	(749)	(142)
Loan and lease recoveries	50	305
Balance at period end	$3,076	$3,868

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and six months ended June 30, 2012 and June 30, 2011, and for the year ended December 31, 2011:

	June 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:

Six Months ended June 30, 2012
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	-	(667)	(15)	(749)
Recoveries	-	-	-	-	-	49	1	50
Provision for credit losses	(75)	(23)	22	(58)	335	129	12	342
Ending balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076

Three Months ended June 30, 2012
Beginning balance	$162	$79	$42	$598	$396	$2,205	$38	$3,521
Charge-offs	-	-	-	-	-	(664)	(6)	(670)
Recoveries	-	-	-	-	-	23	1	24
Provision for credit losses	(63)	(14)	(0)	(45)	136	180	8	201
Ending balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076

Ending balance:
individually evaluated for impairment	-	33	-	-	205	509	-	747
collectively evaluated for impairment	99	32	42	553	327	1,235	41	2,329

Loans:
Ending balance	38,993	22,701	8,682	55,228	81,398	81,746	2,311	291,059
Ending balance:
individually evaluated for impairment	-	472	-	1,970	3,753	2,419	-	8,614
collectively evaluated for impairment	38,993	22,229	8,682	53,258	77,645	79,327	2,311	282,445

	June 30, 2011 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:

Six Months ended June 30, 2011
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	-	-	(137)	(5)	(142)
Recoveries	-	-	-	-	-	304	1	305
Provision for credit losses	17	1	-	254	(1)	(95)	6	182
Ending balance	$160	$17	$20	$1,146	$123	$2,366	$36	$3,868

Three Months ended June 30, 2011
Beginning balance	$152	$17	$20	$1,118	$124	$2,342	$34	$3,806
Charge-offs	-	-	-	-	-	(7)	(5)	(12)
Recoveries	-	-	-	-	-	3	1	4
Provision for credit losses	8	0	-	29	(1)	28	6	70
Ending balance	$160	$17	$20	$1,146	$123	$2,366	$36	$3,868

Ending balance:
individually evaluated for impairment	-	-	-	1,050	-	112	-	1,162
collectively evaluated for impairment	160	17	20	96	123	2,254	36	2,706

Loans:
Ending balance	34,260	23,691	10,009	47,405	57,728	83,367	1,187	257,648
Ending balance:
individually evaluated for impairment	-	-	-	2,136	(0)	-	1,363	3,499
collectively evaluated for impairment	34,260	23,691	10,009	45,269	57,729	83,367	(176)	254,149

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	(1,033)	-	(562)	(21)	(1,616)
Recoveries	-	-	-	-	-	361	1	362
Provision for credit losses	31	95	44	752	73	140	29	1,164
Ending balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433

Ending balance:
individually evaluated for impairment	-	68	44	-	-	1,161	-	1,273
collectively evaluated for impairment	174	43	20	611	197	1,072	43	2,160

Loans:
Ending balance	39,268	22,087	9,242	46,588	76,880	81,243	1,223	276,531
Ending balance:
individually evaluated for impairment	-	611	44	1,988	2,783	3,498	9	8,933
collectively evaluated for impairment	39,268	21,476	9,198	44,600	74,097	77,745	1,214	267,598

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$38,993	$22,468	$8,682	$53,258	$80,408	$79,582	$2,311	$285,701
Special mention	-	-	-	-	-	-	-	-
Substandard	-	233	-	1,970	990	2,164	-	5,357
Doubtful	-	-	-	-	-	-	-	-
Total	$38,993	$22,701	$8,682	$55,228	$81,398	$81,746	$2,311	$291,059

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$39,268	$21,476	$9,198	$44,600	$76,880	$78,014	$1,214	$270,650
Special mention	-	-	-	-	-	-	-	-
Substandard	-	611	44	1,988	-	3,229	9	5,881
Doubtful	-	-	-	-	-	-	-	-
Total	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$38,993	$22,468	$8,640	$53,258	$80,408	$79,684	$2,311	$285,761
Accruing loans past due:
31-59 days past due	-	-	-	-	-	90	-	90
60-89 days past due	-	-	42	-	-	-	-	42
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	$-	$-	$42	$-	$-	$90	$-	$132

Non-accrual loans	-	233	-	1,970	990	1,972	-	5,166

Total loans	$38,993	$22,701	$8,682	$55,228	$81,398	$81,746	$2,311	$291,059

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$39,268	$21,719	$9,198	$44,600	$75,790	$77,951	$1,214	$269,740
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	1,000	63	-	1,063
Greater than 90 days past due	-	-	-	-	90	-	-	90
Total past due	$-	$-	$-	$-	$1,090	$63	$-	$1,153

Non-accrual loans	-	368	44	1,988	-	3,229	9	5,638

Total loans	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $5.2 million or 1.77% of total loans outstanding as of June 30, 2012 compared to $5.6 million or 2.04% of total loans outstanding as of December 31, 2011.

The impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011 are as follows:

	June 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	472	-	1,970	3,753	2,419	-	8,614
With an allowance recorded	-	233	-	-	990	1,785	-	3,008
With no related allowance recorded	-	239	-	1,970	2,763	634	-	5,606

Related allowance	-	33	-	-	205	509	-	747

Un-paid principal	-	472	-	3,003	3,754	2,431	-	9,659
Six months ended June 30, 2012
Average balance of impaired loans	-	473	-	3,034	3,768	2,735	-	10,011
Interest income recognized	-	6	-	-	102	17	-	125
Three months ended June 30, 2012
Average balance of impaired loans	-	472	-	3,034	3,754	2,532	-	9,792
Interest income recognized	-	3	-	-	50	9	-	62

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	611	44	1,988	2,783	3,498	9	8,933
With an allowance recorded	-	368	44	-	-	1,884	-	2,296
With no related allowance recorded	-	243	-	1,988	2,783	1,614	9	6,637

Related allowance	-	68	44	-	-	1,161	-	1,273

Un-paid principal	-	611	44	3,021	2,783	3,533	9	10,001

Average balance of impaired loans	-	609	44	3,044	2,778	3,593	9	10,078
Interest income recognized	-	23	2	52	114	157	-	348

Nonaccrual loans included in impaired loans totaled $5.2 million and $5.6 million at June 30, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $65 thousand for the first six months of 2012.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2012 one loan was transferred from loans to OREO totaling $112 thousand, net of reserves. In 2011, the Bank transferred two loans totaling $1.8 million, net of reserves, to OREO. For the six months ended June 30, 2012 the Bank recorded an additional valuation allowance of $48 thousand in non-interest expense for several properties whose current appraised value was less than the recorded OREO amount. For 2011 the Bank recorded a valuation allowance of $393 thousand during the same six month period.

The trouble debt restructured loans (“TDRs”) for June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 - Unaudited
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	-	$-	$-
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	2	324	2	191	515
	2	$324	2	$191	$515

	December 31, 2011
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	1	$240	$240
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	5	751	-	-	751
	5	$751	1	$240	$991

A summary of TDRs modifications outstanding and performance under modified terms are as follows:

June 30, 2012 - Unaudited
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	-	-
Total residential real estate	-	-	-
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	191	191
Extension or other modification	324	-	324
Total commercial	324	191	515
Total TDR's	$324	$191	$515

	December 31, 2011
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	240	240
Total residential real estate	-	240	240
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	353	-	353
Extension or other modification	398	-	398
Total commercial	751	-	751
Total TDR's	$751	$240	$991

Note 5: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	Unaudited
	June 30,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	$72,778	26%	$62,044	24%
Interest-bearing checking	17,767	6	17,687	7
Money market accounts	62,948	22	61,267	23
Savings	12,084	4	10,644	4
Certificates of deposit $100,000 and over	79,530	28	79,718	30
Certificates of deposit under $100,000	37,459	13	31,282	12
Total deposits	$282,566	100%	$262,642	100%

Note 6: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of June 30, 2012 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

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

Stock options and stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. The Company previously maintained an Advisory Board, for which non-employee members were compensated via stock options for meeting attendance. These nonqualified stock options can be granted with terms up to ten years, vest immediately, and are fully exercisable at time of grant. Stock awards granted to directors are based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, and vest immediately. For the six months ended June 30, 2012 the Company’s issued 2,063 shares of stock to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the period ended:

	June 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Balance at January 1, 2012	395,351	$11.16
Granted	-	-
Exercised	-	-
Forfeited
Balance at June 30, 2012	395,351	$11.16
Exercisable at June 30, 2012	394,751	$11.17
Weighted average fair value of options granted during the year		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $6.55 at June 30, 2012 the options outstanding had no aggregate intrinsic value. There have not been any exercises of options during the first half of 2012.

Note 7: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $55 thousand for the six months ended June 30, 2012 and $47 thousand for the same period in 2011. The Company’s matching contributions vest immediately.

Note 8: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Net income	$794	$694	$395	$351
Preferred dividends	$(314)	$(163)	$(157)	$(82)
Net income available to common shareholders (numerator)	$480	$531	$238	$269

BASIC
Average common shares outstanding (denominator)	2,640,264	2,636,837	2,640,264	2,636,837
Basic income per common share	$0.18	$0.20	$0.09	$0.10

DILUTED
Average common shares outstanding	2,640,264	2,636,837	2,640,264	2,636,837
Diluted effect of stock options and warrants	-	-	-	-
Diluted average common shares outstanding (denominator)	2,640,264	2,636,837	2,640,264	2,636,837
Diluted income per common share	$0.18	$0.20	$0.09	$0.10

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	514,127	487,910	514,127	487,910

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

Management believes that, as of June 30, 2012 and December 31, 2011 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012: (unaudited)
Total capital (to risk-weighted assets)
Howard Bank	$38,810	13.23%	$23,464	8.00%	$29,330	10.00%
Howard Bancorp	$40,011	13.53%	$23,655	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$35,734	12.18%	$11,732	4.00%	$17,598	6.00%
Howard Bancorp	$36,935	12.49%	$11,828	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$35,734	10.27%	$13,912	4.00%	$17,390	5.00%
Howard Bancorp	$36,935	10.61%	$13,929	4.00%	N/A
As of December 31, 2011:
Total capital (to risk-weighted assets)
Howard Bank	$38,172	13.75%	$22,214	8.00%	$27,768	10.00%
Howard Bancorp	$40,127	14.36%	$22,349	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$34,739	12.51%	$11,107	4.00%	$16,661	6.00%
Howard Bancorp	$36,694	13.14%	$11,174	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$34,739	10.92%	$12,725	4.00%	$15,907	5.00%
Howard Bancorp	$36,694	11.52%	$12,737	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Maryland State Banking Commissioner.

Note 10: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the U. S. Treasury, pursuant to which we issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012 (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)

U.S. Federal agencies	$29,541	$-	$29,541	$-
Mortgage-backed securities	460	-	460	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)

U.S. Federal agencies	$12,773	$-	$12,773	$-
Mortgage-backed securities	603	-	603	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011.

June 30, 2012 - (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,396	$-	$-	$1,396
Impaired loans:
Residential - first lien	472	-	-	472
Residential - junior lien	-	-	-	-
Commercial - owner occupied	1,970	-	-	1,970
Commercial - non-owner occupied	3,753	-	-	3,753
Commercial loans and leases	2,419	-	-	2,419
Consumer	-	-	-	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,885	$-	$-	$1,885
Impaired loans:
Residential - first lien	611	-	-	611
Residential - junior lien	44	-	-	44
Commercial - owner occupied	1,988	-	-	1,988
Commercial - non-owner occupied	2,783	-	-	2,783
Commercial loans and leases	3,498	-	-	3,498
Consumer	9	-	-	9

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs for the six months ended June 30, 2012 and the twelve months ended December 31, 2011.

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2011	$1,885	$8,933
Total net gain (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	(131)	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(422)	-
Net transfers in (out)	112	(319)
Valuation allowance	(48)	-
Balance at June 30, 2012 - (unaudited)	$1,396	$8,614

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2010	$3,024	$9,433
Total net gain (losses) for the year included in:
Gain on sale of foreclosed properties	459	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(2,625)	-
Net transfers in (out)	1,804	218
Valuation allowance	(777)	(718)
Balance at December 31, 2011	$1,885	$8,933

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at June 30, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value,

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

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

	June 30, 2012 - Unaudited
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$21,110	$21,110	$-	$21,110	$-
Nonmarketable equity securities	1,097	1,097	-	1,097	-
Loans	291,368	294,326	-	-	294,326

Financial Liabilities
Deposits	282,566	283,174	-	283,174	-
Short-term borrowings	29,726	29,726	-	29,726	-
Long-term borrowings	6,000	6,026	-	6,026	-

	December 31, 2011
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$18,205	$18,205	$-	$18,205	$-
Nonmarketable equity securities	1,313	1,313	-	1,313	-
Loans	277,177	280,653	-	-	280,653

Financial Liabilities
Deposits	262,642	262,412	-	262,412	-
Short-term borrowings	12,984	12,984	-	12,984	-
Long-term borrowings	10,000	10,052	-	10,052	-

Note 12: Subsequent Event

On July 20, 2012, Bancorp closed its previously announced common stock offering, pursuant to an effective registration statement, and concurrent private placement of its common stock. Bancorp raised $10.2 million of additional capital and issued 1,396,364 shares of its common stock as of the closing date of the offerings. The following table represents the additional capital raised and the number of shares issued under each segment of the offerings:

	Gross Proceeds $	Shares Issued #

Rights Offering	1,778,039	243,567

Public Offer	4,264,616	584,194

Private Placement	4,150,802	568,603

Total	10,193,457	1,396,364

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Bancorp’s total assets increased by over $33 million or 10.2% when comparing June 30, 2012 assets of $356.1 million to the $323.1 million at December 31, 2011. Total loans outstanding of $291.1 million at the end of June 2012, showed an increase of 5.3% compared to total loans of $276.5 million on December 31, 2011. Demand deposits, which not only represent the lowest cost source of funding available to a bank, but also are most reflective of the core customer relationships targeted by the Bank, grew from $62.0 million at December 31, 2011 to $72.8 million at the end of the second quarter of 2012, representing growth in this highly coveted deposit category of $10.7 million or 17.3%. Total deposits grew by $19.9 million or 7.6% when comparing June 30, 2012 to December 31, 2011. Because of the significant increases in deposits, even after funding the 5.3% loan growth, the Bank was able to utilize the additional deposits to increase our balance sheet liquidity measures.

Through the end of the second quarter of 2012 net income was $794 thousand, which represents an increase of 14.4% over net income for the six months ended June 30, 2011. Net interest income for the first half of 2012 was $6.5 million versus $6.1 million for the first six months of 2011, an increase of approximately $419 thousand or 6.8%. Partially offsetting the increase in net interest income was a decrease in noninterest income for the first half of 2012 compared to the first half of 2011. Total noninterest income was $364 thousand for the six months ended June 30, 2011, compared to a total of $333 thousand for the same period in 2012. This decrease of $31 thousand or 8.5% was impacted by a loss on the sale of one property classified as other real estate owned (“OREO”), which resulted in a loss on the sale of $131 thousand in the first quarter of 2012. Total noninterest expenses were basically unchanged at $5.2 million for first half of 2012 compared to $5.1 million for the same period 2011, an increase of $39 thousand or less than 1%.

We closed our initial public offering and a concurrent private placement, pursuant to which we issued a total of 1,396,364 shares of our common stock, for total gross proceeds of $10.2 million on July 20, 2012. We expect the net proceeds of the offering to increase our capital levels, which will permit additional growth in our loan levels and asset size. This growth may be either organic growth, which could take a longer time to occur, or growth that could come more quickly via merger or acquisition of other financial institutions. As such growth is realized, our operating results will reflect the additional income generated from the higher levels of earning assets.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America (“GAAP”) and general practice within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. We consider the allowance for credit losses to be our most significant accounting policy, which is further described in the Notes to the financial statements.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2012 and December 31, 2011 balance sheets are presented below.

Assets

Total assets increased $33.0 million, or 10.2%, to $356.1 million at June 30, 2012 compared to $323.1 million at December 31, 2011. This asset growth was primarily due to a $2.9 million increase in cash and cash equivalents, a $16.6 million increase in investment securities and $14.5 million growth in total loans. The asset growth was funded primarily from increases in customer deposits, which increased from $262.6 million at December 31, 2011 to $282.6 million at June 30, 2012, an increase of $20.0 million or 7.6%. From a funding perspective, most important was the growth in noninterest-bearing deposits of $10.7 million or 17.3% from $62.0 million at December 31, 2011 to $72.8 million at June 30, 2012. Additional funding for asset growth came from securities sold under an agreement to repurchase and other short term borrowings which increased $16.7 million to $29.7 million at June 30, 2012 from $13.0 million at December 31, 2011.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At June 30, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.1 million compared to $1.3 million held at December 31, 2011. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	Unaudited
(in thousands)	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$29,547	$29,541	$12,774	$12,773
Mortgage-backed	432	460	568	603
Total	$29,979	$30,001	$13,342	$13,376

We had securities available for sale of $30.0 million and $13.4 million at June 30, 2012 and December 31, 2011, respectively, which were recorded at fair value. This represents an increase of $16.6 million, or 124.3%, from the prior year end. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented. At June 30, 2012 and December 31, 2011, $23.1 million and $5.8 million fair value of securities, respectively, was pledged as collateral for repurchase agreements.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of $8 thousand and $2 thousand at June 30, 2012 and December 31, 2011, respectively. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Loan and Lease Portfolio

Total loans increased by $14.5 million or 5.3%, to $291.1 million at June 30, 2012 from $276.5 million at December 31, 2011. At June 30, 2012, total loans were 81.7% of total assets, down slightly compared to 85.6% of total assets at December 31, 2011. Loan growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated. We had loans held for sale of $309 thousand at June 30, 2012, and $646 thousand at December 31, 2011.

	June 30,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	38,993	13.3%	$39,268	14.2%
Residential - first lien	22,701	7.8	22,087	8.0
Residential - junior lien	8,682	3.0	9,242	3.3
Total residential real estate	31,383	10.8	31,329	11.3
Commercial - owner occupied	55,228	19.0	46,588	16.8
Commercial - non-owner occupied	81,398	28.0	76,880	27.8
Total commercial real estate	136,626	46.9	123,468	44.6
Total real estate loans	207,002	71.1	194,065	70.2
Commercial loans and leases	81,746	28.1	81,243	29.4
Consumer	2,311	0.8	1,223	0.4
Total loans and leases	$291,059	100.0%	$276,531	100.0%

Deposits

Our deposits increased from $262.6 million at December 31, 2011 to $282.6 million at June 30, 2012, an increase of $20.0 million or 7.6%. The increase resulted primarily from a $10.7 million or 17.3% increase in noninterest-bearing checking accounts, which increased from $62.0 million at December 31, 2011 to $72.8 million at June 30, 2012. In addition, interest bearing certificate of deposit and money market accounts increased $7.7 million or 4.5% from December 31, 2011 to June 30, 2012. The growth in these deposits was more than sufficient to fund the growth in loans and assets during the six month period. Other categories of deposits maintained their previous levels.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	June 30,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	$72,778	26%	$62,044	24%
Interest-bearing checking	17,767	6	17,687	7
Money market accounts	62,948	22	61,267	23
Savings	12,084	4	10,644	4
Certificates of deposit $100,000 and over	79,530	28	79,718	30
Certificates of deposit under $100,000	37,459	13	31,282	12
Total deposits	$282,566	100%	$262,642	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $35.7 million at June 30, 2012 and $23.0 million at December 31, 2011, respectively. Short-term borrowings totaled $29.7 million at June 30, 2012 and $13.0 million at December 31, 2011. We had three long-term FHLB advances outstanding totaling $6 million at June 30, 2012 compared to five FHLB advances outstanding totaling $10 million at December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity increased by $473 thousand or 1.3% from $36.6 million at December 31, 2011 to $37.1 million at June 30, 2012. The increase in shareholder’s equity is the result of the retention of the earnings for the first half of 2012, net of preferred dividends paid.

Total shareholders’ equity at June 30, 2012 represents a capital to asset ratio of 10.42%, while the total shareholders’ equity at December 31, 2011 represents a capital to asset ratio of 11.34%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the six months ended June 30,
	2012			2011
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases : [1]
Commercial loans and leases	$77,902	$2,142	5.53%	$84,861	$2,423	5.76%
Commercial real estate	128,791	3,551	5.54	103,820	3,001	5.83
Construction and land	38,374	1,034	5.42	32,313	786	4.91
Residential real estate	31,058	766	4.96	32,911	821	5.03
Consumer	1,711	39	4.60	1,301	32	4.91
Total loans and leases	277,836	7,531	5.45	255,206	7,063	5.58
Federal funds sold	28,778	31	0.22	11,484	11	0.19
Securities : [2]
U.S Gov agencies	18,113	21	0.24	13,156	23	0.35
Mortgage-backed	539	13	4.71	909	22	4.88
Other investments	1,261	12	1.90	1,509	6	0.80
Total securities	19,913	46	0.46	15,574	51	0.66
Total earning assets	326,528	7,608	4.69	282,264	7,125	5.09
Cash and due from banks	3,610			2,822
Bank premises and equipment, net	9,625			9,205
Other assets	6,547			9,267
Less : allowance for credit losses	(3,491)			(3,776)
Total assets	$342,819			$299,782

Interest-bearing liabilities
Deposits :
Interest-bearing demand accounts	$17,572	34	0.39	$16,457	35	0.43
Money market	63,767	203	0.64	64,020	223	0.70
Savings	11,279	33	0.60	12,855	42	0.66
Time deposits $100,000 and over	62,450	373	1.20	55,687	344	1.25
Other time deposits	52,258	295	1.14	39,553	216	1.10
Total interest-bearing deposits	207,326	939	0.91	188,572	860	0.92
Short-term borrowings	21,768	86	0.79	24,513	86	0.71
Long-term borrowings	7,879	38	0.98	7,017	53	1.52
Total interest-bearing funds	236,973	1,063	0.90	220,102	999	0.92
Noninterest-bearing deposits	67,928			49,202
Other liabilities and accrued expenses	909			766
Total liabilities	305,810			270,070
Shareholders' equity	37,009			29,712
Total liabilities & shareholders' equity	$342,819			$299,782
Net interest rate spread [3]		$6,545	3.78%		$6,126	4.17%
Effect of noninterest-bearing funds			0.25			0.20
Net interest margin on earning assets [4]			4.03%			4.38%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the three months ended June 30,
	2012			2011
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases : [1]
Commercial loans and leases	$78,007	$1,057	5.45%	$86,522	$1,193	5.53%
Commercial real estate	130,607	1,789	5.51	103,342	1,532	5.95
Construction and land	37,750	515	5.48	32,343	400	4.96
Residential real estate	30,815	375	4.89	33,279	418	5.04
Consumer	2,151	23	4.34	1,283	16	5.13
Total loans and leases	279,330	3,758	5.41	256,769	3,559	5.56
Federal funds sold	28,989	18	0.24	9,280	5	0.22
Securities : [2]
U.S. Gov agencies	21,961	12	0.22	13,725	15	0.44
Mortgage-backed	504	6	4.72	870	10	4.61
Other investments	1,207	5	1.65	1,503	3	0.80
Total securities	23,672	23	0.38	16,098	28	0.70
Total earning assets	331,991	3,799	4.60	282,147	3,592	5.11
Cash and due from banks	3,776			2,885
Bank premises and equipment, net	9,742			9,180
Other assets	6,214			9,991
Less : allowance for credit losses	(3,527)			(3,834)
Total assets	$348,196			$300,369

Interest-bearing liabilities
Deposits :
Interest-bearing demand accounts	$18,722	17	0.36	$16,708	18	0.43
Money market	63,981	92	0.58	62,061	108	0.70
Savings	11,600	16	0.56	12,203	20	0.66
Time deposits $100,000 and over	63,351	192	1.22	55,869	164	1.18
Other time deposits	52,774	157	1.20	38,580	100	1.04
Total interest-bearing deposits	210,429	475	0.91	185,421	410	0.89
Short-term borrowings	24,864	46	0.74	25,591	47	0.74
Long-term borrowing	6,000	15	0.98	8,000	27	1.36
Total interest-bearing funds	241,292	536	0.89	219,012	484	0.89
Noninterest-bearing deposits	68,894			50,739
Other liabilities and accrued expenses	971			836
Total liabilities	311,157			270,587
Shareholders' equity	37,039			29,782
Total liabilities & shareholders' equity	$348,196			$300,369
Net interest rate spread [3]		$3,263	3.71%		$3,108	4.22%
Effect of noninterest-bearing funds			0.24			0.20
Net interest margin on earning assets [4]			3.95%			4.42%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the six months ended June 30,			For the three months ended June 30,
	2012 vs. 2011			2012 vs. 2011
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases :
Commercial loans and leases	$(281)	$(196)	$(86)	$(136)	$(70)	$(66)
Commercial real estate	550	(298)	848	257	(452)	709
Construction and land	248	166	81	115	169	(54)
Residential real estate	(55)	(24)	(32)	(43)	(48)	5
Consumer	7	(5)	12	7	(10)	17
Taxable securities	(5)	(31)	26	(5)	(50)	45
Federal funds sold	20	3	17	13	3	10
Interest-bearing deposits in other banks	-	-	-	-	-	-
Total interest income	483	(383)	866	206	(460)	666

Interest paid on:
Savings deposits	(9)	(8)	(0)	(4)	(12)	8
Checking plus interest deposits	(1)	(6)	5	(1)	(11)	10
Money market accounts	(20)	(40)	20	(16)	(73)	57
Time deposit $100,000 and over	29	(25)	54	28	25	4
Other time deposits	79	14	65	57	62	(4)
Short-term borrowings	(0)	21	(21)	(1)	1	(2)
Long-term borrowing	(15)	(38)	24	(12)	(30)	18
Total interest expense	64	(83)	147	52	(39)	91
Net interest earned	$419	$(300)	$719	$154	$(421)	$575

(1)	Changes attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2012 and June 30, 2011 is presented below.

General

Net income available to common shareholders decreased $51 thousand, or 9.5%, to $480 thousand for the six months ended June 30, 2012 compared to $531 thousand for the six months ended June 30, 2011. The decrease was primarily due to a $151 thousand, or 92.6%, increase in dividends paid on preferred stock due to the outstanding amount of preferred stock increasing from $6.0 million at June 30, 2011 to $12.6 million at June 30, 2012 as a result of our redeeming the preferred stock issued as part of the U.S. Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program and issuing new preferred stock to the U.S. Treasury as part of its Small Business Lending Fund (SBLF) program in September 2011. Partially offsetting the increased dividends was a $419 thousand or 6.8% increase in net interest income, which consisted of an increase of $482 thousand, or 6.8%, in interest income with an increase of only $64 thousand, or 6.4%, in interest expense. Non-interest income during the first half of 2012 decreased $31,000 compared to the first half of, 2011, primarily as a result of a $131,000 loss on the sale of other real estate owned (for which there was no comparable gain or loss in the first half of 2011). Non-interest expenses increased slightly by $39 thousand or less than 1% period over period.

Interest Income

Interest income increased $482 thousand, or 6.8%, to $7.6 million for the six months ended June 30, 2012 compared to $7.1 million for the same period 2011. The increase was primarily due to a $469 thousand, or 6.6%, increase in interest income on loans. The increase in interest income on loans was due to an 8.9% increase in the average balance of the loan portfolio compared to the six months ended June 30, 2011, partially offset by a decrease in the average yield on such loans. In addition, other interest income increased by $20 thousand over the same period in 2011, primarily as a result of a $17.3 million increase in the average balance of other interest earning assets. These other interest earning assets, consisting of federal funds sold and investment securities increased 150.6% on average, from their averages during the first half of 2011.

Interest Expense

Interest expense increased $64 thousand, or 6.4%, to $1.1 million for the six months ended June 30, 2012, compared to $1.0 million for the same period 2011. This increase was primarily attributable to growth in average interest-bearing deposits. For the first half of 2012 versus 2011, given the growth in noninterest bearing balances, and a 1 basis point reduction in overall rates paid on average interest-bearing deposits, we were able to incur only a minor increase in overall interest expense even with the growth in the levels of deposits.

Net Interest Income

Net interest income is the Bank’s largest component of revenue. Net interest income increased $419 thousand, or 6.8%, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. As noted above, the increase in net interest income was due to an increase of $482 thousand, or 6.8%, in interest income with only a $64 thousand or 6.4%, increase in interest expense during the six month period.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $342 thousand for the six months ended June 30, 2012 compared to $182 thousand for the same period in 2011, an increase of $160 thousand, or 87.9%. A large portion of the increase in the provision for credit losses was attributable to the larger loan growth in 2012 versus 2011. During the first six months of 2012, total loans grew by $14.5 million or 5.3%, while loan growth during the first half of 2011 was only $1.4 million or less than 1%. In addition, nonperforming loans totaled $5.4 million for June 30, 2012, which represented 1.84% of total loans, while at June 30, 2011, nonperforming loans were $5.9 million or 2.12 % of total loans.

Management analyzes the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for credit losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of its knowledge, that all known losses as of the balance sheet dates have been recorded. However, although management uses the best information available to make determinations with respect to the provisions for credit losses, additional provisions for credit losses may be required to be established in the future should economic or other conditions change substantially. In addition, as an integral part of their examination process, the Maryland State Banking Commissioner and the Federal Deposit Insurance Corporation (“ FDIC”) will periodically review the allowance for credit losses. The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Noninterest Income

Noninterest income was $333 thousand for the six months ended June 30, 2012 compared to $364 thousand for the six months ended June 30, 2011, representing a $31 thousand decrease. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, decreased slightly for the first half of 2012 compared to the same period in 2011. While fees related to overdrafts and non-sufficient fund activities on transaction accounts decreased $41 thousand, analysis fees increased $10 thousand as balances on these accounts did not support transaction activity. Other operating income consists mainly of certain loan fees, non-depository account fees and gains / losses on the sale of loans and other assets. The Bank began selling mortgage loans into the secondary market during 2010. The income derived from this activity increased $66 thousand for the six months ended June 30, 2012 compared to the same period in 2011. Offsetting this increase was a net loss of $131 thousand on the sale of one property held in OREO which was recorded in the first quarter of 2012, while no such loss was incurred in the first half of 2011. Additionally various fees such as wire and ATM increased $22 thousand due to increased customer activity over the same period.

Noninterest Expenses

Noninterest expenses increased slightly by $39 thousand or less than 1.0%, and were $5.2 million for the six months ended June 30, 2012 and $5.1 million for the six months ended June 30, 2011. The increase was primarily due to an increase in salaries and employee benefits expenses as well as professional and data processing fees, partially offset by a decrease in other operating expenses primarily the provision for OREO and the FDIC assessment included in these expenses. Salaries and employee benefits, which is the largest component of noninterest expense, increased $304 thousand or 12.2% in the first half of 2012 compared to the same period in 2011 primarily as a result of an increase in the number of staff and normal merit increases. Professional fees consist of legal and accounting and other outside servicing expenses. Professional fees increased $139 thousand primarily from legal and investment banking fees for ongoing strategic growth initiatives. We expect professional fees to increase over 2011 levels during the balance of 2012 and going forward as a result of additional expenses associated with our status as an SEC reporting company. FDIC assessment costs decreased $70 thousand or 32.7% period over period primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. There was a modest provision for real estate owned expenses of $22 thousand in 2012 compared to $191 thousand for the same six months of 2011 as the level of other real estate owned dropped from $1.9 million at December 31, 2011 to $1.4 million at June 30, 2012. This decrease in OREO property is also reflected in the decrease of other operating expense. General expenses related to OREO declined $347 thousand or 77.3% to $81 thousand in the first half of 2012 compared to $355 thousand in the first half of 2011.

A comparison between the three months ended June 30, 2012 and June 30, 2011 is presented below.

General

Net income available to common shareholders decreased $31 thousand, or 11.6%, to $238 thousand for the three months ended June 30, 2012 compared to net income of $269 thousand for the three months ended June 30, 2011. The decrease was primarily due to a $76 thousand, or 92.7%, increase in dividends paid on preferred stock. Partially offsetting the increased dividends was an increase in net interest income and non-interest income coupled with a slight decrease in non-interest expenses. Net interest income grew 5.0% to $3.3 million and noninterest income increased 35.7% to $247 thousand, while noninterest expenses decreased less than 1% period over period.

Interest Income

Interest income increased $206 thousand, or 5.8%, to $3.8 million for the three months ended June 30, 2012 compared to $3.6 million for the same period 2011. The increase was primarily due to a $199 thousand, or 5.6%, increase in interest income on loans. The increase in interest income on loans was due to an 8.4% increase in the average balance of the loan portfolio compared to the three months ended June 30, 2011, partially offset by a decrease in the average yield. In addition, other interest income consisting of federal funds sold, increased by $13 thousand over the same period in 2011, primarily as a result of a $17.3 million increase in the average balance of other interest earning assets.

Interest Expense

Interest expense increased $52 thousand, or 10.7%, to $536 thousand for the three months ended June 30, 2012, compared to $484 thousand for the same period 2011. This increase was primarily attributable to growth in average interest-bearing deposits offset by a 3 basis point overall decrease in the average rate paid on these deposits. For the second quarter of 2012 versus 2011, given the growth in noninterest bearing balances, and with a reduction in interest rates paid on interest-bearing demand and money market accounts, we were able to incur an increase of just $66 thousand in deposit related interest expense during the period even with the $25.0 million growth in the levels of interest-bearing deposits.

Net Interest Income

Net interest income increased $155 thousand, or 5.0%, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. As noted above, the increase in net interest income was due to an increase of $206 thousand, or 5.8%, in interest income with only a $52 thousand or 10.7%, increase in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $201 thousand for the three months ended June 30, 2012 compared to $70 thousand for the same period in 2011, an increase of $131 thousand. The $201 thousand provision for 2012 reflects the additional general provisions that are required given the continued growth in the size of our loan portfolio, and smaller provisions due to deterioration of a few loans which are individually evaluated for impairment.

Noninterest Income

Noninterest income was $247 thousand for the three months ended June 30, 2012 compared to $182 thousand for the three months ended June 30, 2011, a $65 thousand or 35.6% increase. Service charges on deposit accounts declined $6 thousand quarter over quarter. Other operating income derived from secondary mortgage market activities increased $40 thousand quarter over quarter. Additionally, loan fee income increased $22 thousand or 77.7% primarily due to a onetime pre-payment penalty collected on one commercial credit relationship.

Noninterest Expenses

Noninterest expenses decreased slightly by $5 thousand or less than 1%, and were $2.6 million for both three months ended June 30, 2012 and June 30, 2011. Salaries and employee benefits increased $198 thousand or 15.9% quarter over quarter primarily as a result of a 10% increase in personnel as the Bank opened a new branch location and continued to expand. Data processing fees also increased $20 thousand or 21.8% as a result of growth. Offsetting these increases were decreases in FDIC assessment cost of $29 thousand or 27.7% and other outside service costs of $35 thousand or 58.1%. These decreases were a result of changes in assessment base and fee paid on 2011 for consulting analysis, respectively. Other operating expenses also decreased primarily as a result of lower expenses occurred of OREO properties. These cost decreased $120 thousand period over period.

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

(in thousands)	June 30, 2012	December 31, 2011
Non-accrual loans:
Real estate loans:
Commercial	$2,961	$1,988
Residential - first lien	233	368
Residential - junior lien	-	44
Construction & land	-	-
Commercial	1,972	3,229
Consumer	-	9
Total non-accrual loans	5,166	5,638
Trouble debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - first lien	-	240
Construction & land	-	-
Commercial	191	-
Total trouble debt restructure loans	191	240
Total non-performing loans	5,357	5,878
Other real estate owned:
Land	595	595
Commercial	532	1,084
Residential	269	206
Total other real estate owned	1,396	1,885
Total non-performing assets	$6,753	$7,763
Ratios:
Non-performing loans to total gross loans	1.84	2.12
Non-performing assets to total assets	1.90	2.40

Included in total non-accrual loans above are two trouble debt restructured loans totaling $324 thousand that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There were no loans that were 90 days or more past due and still accruing interest at June 30, 2012 and one commercial real estate non-owner occupied credit with a balance of $90 thousand that was 90 days or more past due and still accruing interest at December 31, 2011.

Under GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings”(“TDR”). In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings.

Nonperforming assets amounted to $6.8 million or 1.90% of total assets, at June 30, 2012 compared to $7.8 million or 2.40% of total assets at December 31, 2011. Total nonperforming assets decreased by $1.1 million during 2012 due primarily to the sale of one commercial property in OREO, and a reduction in non-accrual loans of $473 thousand or 8.4%.

At June 30, 2012, our nonperforming loans consisted mainly of two large owner occupied commercial real estate loans under one customer relationship, one non-owner occupied commercial real estate loan, one large commercial relationship partially guaranteed by the Small Business Administration (“SBA”) , several small commercial loans with SBA guarantees, and one residential mortgages. The composition of our nonperforming loans is further described below:

•	Two owner occupied commercial real estate loans totaling $2.0 million to a local borrower who also owns a property housing one of his business ventures in Sussex County Delaware. We have received an updated appraisal, and have partially charged off the loans to ensure that our remaining carrying value is fully supported by the appraised value of the property. The property has been listed for sale, and we do not currently anticipate any additional reserves or further loss on these loans.
•	One non-owner occupied commercial real estate loan for $1.0 million for a hotel in Virginia.
•	Two commercial loans totaling approximately $1.3 million to one borrower that has a portion of their loans guaranteed by the SBA. The largest individual loan has a 75% SBA guarantee. Specific reserves have been recorded for these loans so that the unreserved amount represents the guaranteed portion that we expect to receive from the SBA after claims are filed. We do not currently anticipate any additional reserves or further loss on these loans.
•	One residential first lien mortgages for approximately $233 thousand.
•	Several small commercial loans totaling $700 thousand, of which nearly on half of the total is guaranteed by the SBA, and the remainder has been written down such that no additional losses are expected.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with GAAP. The allowance for credit losses consists primarily of two components:

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

Our loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged to the established allowance for credit losses. All loans are evaluated for loss potential once it has been determined by our Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan should be moved to nonaccrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off against the allowance for credit losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

As of June 30, 2012 and December 31, 2011, nonperforming loans amounted to $5.3 million and $5.9 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $3.0 million and $2.3 million, respectively. The amount of nonperforming loans with no specific valuation allowance totaled $2.3 million and $3.6 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Six months ended		Three months ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$3,433	$3,523	$3,521	$3,806
Charge-offs:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	(23)	-	-	-
Residential junior lien loans	(44)	-	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	-	-	-	-
Commercial loans and leases	(667)	(137)	(664)	(7)
Consumer loans	(15)	(5)	(6)	(5)
	(749)	(142)	(670)	(12)
Recoveries:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	-	-	-	-
Residential junior lien loans	-	-	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	-	-	-	-
Commercial loans and leases	49	304	23	3
Consumer loans	1	1	1	1
	50	305	24	4

Net recoveries (charge-offs)	(699)	163	(646)	(8)

Provision for credit losses	342	182	201	70

Balance at end of period	$3,076	$3,868	$3,076	$3,868

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

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$99	13.3%	$174	14.2%
Residential first lien loans	65	7.8	111	8.0
Residential junior lien loans	42	3.0	64	3.3
Commercial owner occupied laons	553	19.0	611	16.8
Commercial non-owner occupied loans	532	28.0	197	27.8
Commercial loans and leases	1,744	28.1	2,233	29.4
Consumer laons	41	0.8	43	0.5
Total	$3,076	100.0%	$3,433	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2012 and December 31, 2011, and expect to maintain our focus on retaining appropriate liquidity levels now that we have completed our initial public offering.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012 and December 31, 2011, cash and cash equivalents totaled $21.1 million and $18.2 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2012 and December 31, 2011, we had $81.8 million and $59.5 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $47.1 million and $31.2 million at June 30, 2012 and December 31, 2011, respectively, and $30.4 million and $23.4 million in unused lines of credit to borrowers on these same dates, respectively. In addition to commitments to originate loans and unused lines of credit we had $4.3 million and $4.9 in letters of credit at June 30, 2012 and December 31, 2011, respectively. Certificates of deposit due within one year of June 30, 2012 totaled $67.0 million, or 23.7% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first half of 2012 cash was utilized by net loan growth of $15.4 million, while for the six month ended June 30, 2011 cash was used to fund net loan growth totaled $3.0 million. During these periods, we purchased $34.0 million and $18.4 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $19.9 million during the first half of 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements in place with the FHLB, which provide an additional source of funds. FHLB advances declined to $12 million at June 30, 2012 compared to $16 million at December 31, 2011. At June 30, 2012, we had the ability to borrow up to a total of $69.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012 and December 31, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(in thousands)	2012	2011

Unfunded loan commitments	$47,074	$31,203
Unused lines of credit	30,397	23,424
Letters of credit	4,329	4,902

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

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

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of June 30, 2012. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters or similar proceedings being contemplated by any governmental authorities.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our final prospectus dated May 21, 2012, as filed with the SEC on May 23, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, was declared effective by the SEC on May 14, 2012. The Form S-1 registered for sale (i) in a rights offering and public offer of the unsubscribed shares up to 1,150,891 shares of common stock on our behalf at a price of $7.30 per share or up to an aggregate of $8,401,504.30 and (ii) the resale of 173,003 by an investor who was obligated to purchase such shares from us in a concurrent private placement. The offering commenced on May 21, 2012 and closed on July 20, 2012. Griffin Financial Group, LLC, served as our sales agent with respect to the public offer. We sold a total of 827,761 shares of common stock in our initial public offering for aggregate gross proceeds of $6,042,655, plus an additional 4,193,457 shares in the concurrent private placement which raised additional proceeds of $4,150,802.

We incurred aggregate expenses relating to our initial public offering of approximately $1,180,868, resulting in net proceeds of approximately $9,012,589; none of such payments were made to our officers, directors or their associates, to or persons owning 10% or more of our common stock, or to any of our affiliates. Bancorp has not yet used any of the net proceeds of the initial public offering, which have been placed in in deposit accounts at Howard Bank until they can be utilized.

To our knowledge, none of the shares registered for resale on the Form S-1 Registration Statement have been sold by the selling stockholder.

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

HOWARD BANCORP, INC.
(Registrant)

August 13, 2012	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 13, 2012	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

