Form 10-Q
period 2012-09-30
Howard Bancorp Inc
filed 2012-11-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐     No ☒

The number of outstanding shares of common stock outstanding as of October 31, 2012.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands)	2012	2011
ASSETS
Cash and due from banks	$11,858	$17,926
Federal funds sold	6,478	279
Total cash and cash equivalents	18,336	18,205
Securities available-for-sale	35,952	13,376
Nonmarketable equity securities	1,205	1,313
Loans held for sale	573	646
Loans and leases, net of unearned income	298,814	276,531
Allowance for credit losses	(2,733)	(3,433)
Net loans Net loans and leases	296,081	273,098
Bank premises and equipment, net	9,659	9,484
Other real estate owned	2,903	1,885
Deferred income taxes	1,208	1,679
Interest receivable and other assets	2,564	3,396
Total assets	$368,481	$323,082
LIABILITIES
Noninterest-bearing deposits	$79,934	$62,044
Interest-bearing deposits	207,492	200,598
Total deposits	287,426	262,642
Short-term borrowings	27,619	12,984
Long-term borrowings	6,000	10,000
Accrued expenses and other liabilities	1,114	826
Total liabilities	322,159	286,452
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000;shares issued and outstanding 12,562 series AA at September 30, 2012 and December 31, 2011, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 5,000,000 shares; issued and outstanding 4,036,628 shares at September 30, 2012 and 2,640,264 shares at December 31, 2011	40	26
Capital surplus	37,379	28,413
Accumulated deficit	(3,681)	(4,391)
Accumulated other comprehensive income	22	20
Total shareholders’ equity	46,322	36,630
Total liabilities and shareholders’equity	$368,481	$323,082

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans and leases	$11,386	$10,728	$3,854	$3,666
Interest and dividends on securities	74	82	29	30
Other interest income	46	17	15	6
Total interest income	11,506	10,827	3,898	3,702
INTEREST EXPENSE
Deposits	1,371	1,300	432	441
Short-term borrowings	125	137	40	50
Long-term borrowings	53	72	14	18
Total interest expense	1,549	1,509	486	509

NET INTEREST INCOME	9,957	9,318	3,412	3,193
Provision for credit losses	650	740	308	558
Net interest income after provision for credit losses	9,307	8,578	3,104	2,635
NONINTEREST INCOME
Service charges on deposit accounts	235	229	87	75
Gains on the sale of loans	111	18	31	4
Loss on the sale of other real estate owned	(131)	-	-	-
Other operating income	334	256	98	60
Total noninterest income	549	503	216	139
NONINTEREST EXPENSE
Compensation and benefits	4,291	3,752	1,491	1,256
Occupancy and equipment	1,124	1,061	381	341
Marketing and business development	435	368	145	109
Professional fees	445	250	134	79
Data processing fees	331	257	116	92
FDIC Assessment	228	258	83	42
Provision for OREO	48	393	-	-
Other operating expense	940	1,018	309	293
Total noninterest expense	7,843	7,357	2,659	2,212

INCOME BEFORE INCOME TAXES	2,013	1,724	661	561
Income tax expense	831	693	274	224
NET INCOME	$1,182	$1,031	$387	$337
Preferred stock dividends	471	278	157	115
Net income available to common shareholders	$711	$753	$230	$222
NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.24	$0.29	$0.06	$0.08
Diluted	$0.24	$0.29	$0.06	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Income	$1,182	$1,031	$387	$337
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	3	(1)	15	(37)
Related income tax benefit (expense)	(1)	-	(5)	15
Comprehensive income	$1,184	$1,030	$397	$315

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/(loss)	Total
(Unaudited)
Balances at January 1, 2011	$6,272	2,636,837	$26	$28,285	$(5,325)	$30	$29,288
Net income	-	-	-	-	1,031	-	1,031
Net unrealized gain/(loss) on securities	-	-	-	-	-	-	-
Issuance of series AA preferred stock	12,562						12,562
Dividends paid on preferred stock	-	-	-	-	(278)	-	(278)
Repurchase of series A and B perferred stock	(6,272)	-	-	-	-	-	(6,272)
Issuance of common stock:
Stock awards	-	3,427	-	21	-	-	21
Stock-based compensation	-	-	-	80	-	-	80
Balances at September 30, 2011	$12,562	2,640,264	$26	$28,386	$(4,572)	$30	$36,432

Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Net income	-	-	-	-	1,182	-	1,182
Net unrealized gain/(loss) on securities	-	-	-	-	-	2	2
Issuance of series AA preferred stock	-						-
Dividends paid on preferred stock	-	-	-	-	(471)	-	(471)
Issuance of common stock:
Stock offering	-	1,396,364	14	8,966	-	-	8,980
Balances at September 30, 2012	$12,562	4,036,628	$40	$37,379	$(3,681)	$22	$46,322

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,182	$1,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	650	740
Deferred income taxes	470	605
Provision for other real estate owned	48	393
Depreciation	381	343
Stock-based compensation	-	101
Net accretion of investment securities	32	172
Loans originated for sale	(8,658)	(1,655)
Proceeds from loans originated for sale	8,841	2,745
Gains on sales of loans	(111)	(18)
Loss on sales of other real estate owned, net	131	-
Decrease in interest receivable	(62)	(161)
Increase (decrease) in interest payable	10	(19)
Decrease in other assets	1,003	358
Increase in other liabilities	278	191
Net cash provided by operating activities	4,195	4,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(44,018)	(39,185)
Proceeds from maturities of investment securities available-for-sale	21,413	36,545
Net increase in loans and leases outstanding	(25,358)	(16,963)
Proceeds from the sale of other real estate owned	527	-
Purchase of premises and equipment	(555)	(415)
Net cash used in investing activities	(47,991)	(20,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	17,890	8,985
Net increase in interest-bearing deposits	6,893	2,673
Net increase (decrease) in short-term borrowings	14,635	(1,843)
Proceeds from issuance of long-term debt	-	4,000
Repayment of long-term debt	(4,000)	-
Net proceeds from issuance of common stock, net of cost	8,980	-
Net proceeds from issuance of preferred stock, net of cost	-	6,290
Cash dividends on preferred stock	(471)	(278)
Net cash provided by financing activities	43,927	19,827

Net increase in cash and cash equivalents	131	4,635

Cash and cash equivalents at beginning of period	18,205	11,754

Cash and cash equivalents at end of period	$18,336	$16,389

SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,539	$1,319
Cash payments for income taxes	$475	$50

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has three subsidiaries, two of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements included herein are unaudited, however they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of management, are necessary to present fairly the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2011 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2011 Annual Report. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

New Accounting Pronouncements

ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU No. 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and is not expected to have a significant impact on the financial statements.

ASU No. 2011-12, “Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU No. 2011-12 defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to reconsider those paragraphs. While the Board is considering the concerns entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. ASU No. 2011-12 became effective January 1, 2012 and did not have a significant impact on the financial statements.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	September 30, - Unaudited				December 31,
(in thousands)	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$35,536	$10	$2	$35,544	$12,774	$1	$2	$12,773
Mortgage-backed	380	28	-	408	568	35	-	603
	$35,916	$38	$2	$35,952	$13,342	$36	$2	$13,376

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either September 30, 2012 or December 31, 2011. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 are presented below:

September 30, 2012 -Unaudited
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal
agencies	$12,999	$2	$-	$-	$12,999	$2
Mortgage-backed	-	-	-	-	-	-
	$12,999	$2	$-	$-	$12,999	$2

December 31, 2011
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$9,722	$2	$-	$-	$9,722	$2
Mortgage-backed	-	-	-	-	-	-
	$9,722	$2	$-	$-	$9,722	$2

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	September 30, - Unaudited		December 31,
(in thousands)	2012		2011
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$30,566	$30,567	$6,000	$6,000
After one through five years	5,144	5,163	7,021	7,036
After five through ten years	109	117	168	177
After ten years	97	105	153	163
	$35,916	$35,952	$13,342	$13,376

There were no sales of investment securities during the nine months ended September 30, 2012 or in 2011. At September 30, 2012 and December 31, 2011, $16.2 million and $5.8 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2012 and December 31, 2011 are presented in the following table:

	Unaudited
	September 30,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	$35,889	12.0%	$39,268	14.2%
Residential - first lien	23,074	7.7	22,087	8.0
Residential - junior lien	8,162	2.7	9,242	3.3
Total residential real estate	31,236	10.5	31,329	11.3
Commercial - owner occupied	58,793	19.7	46,588	16.8
Commercial - non-owner occupied	86,116	28.8	76,880	27.8
Total commercial real estate	144,909	48.5	123,468	44.6
Total real estate loans	212,034	71.0	194,065	70.2
Commercial loans and leases	85,409	28.6	81,243	29.4
Consumer	1,371	0.5	1,223	0.4
Total loans and leases	$298,814	100.0%	$276,531	100.0%

There were $573 thousand in loans held for sale at September 30, 2012 and $646 thousand at December 31, 2011.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the nine months ended September 30, 2012 and September 30, 2011 is provided in the following table:

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2012	2011
Balance at beginning of year	$3,433	$3,523
Provision for credit losses	650	740
Loan and lease charge-offs	(1,480)	(553)
Loan and lease recoveries	130	306
Balance at period end	$2,733	$4,016

The following tables provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and nine months ended September 30, 2012 and September 30, 2011, and for the year ended December 31, 2011:

	September 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:

Nine months ended September 30, 2012
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	(268)	(1,130)	(15)	(1,480)
Recoveries	-	-	-	-	63	65	2	130
Provision for credit losses	18	17	2	40	357	215	1	650
Ending balance	$192	$105	$22	$651	$349	$1,383	$31	$2,733

Three months ended September 30, 2012
Beginning balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076
Charge-offs	-	-	-	-	(268)	(463)	-	(731)
Recoveries	-	-	-	-	63	16	1	80
Provision for credit losses	93	40	(20)	98	22	86	(11)	308
Ending balance	$192	$105	$22	$651	$349	$1,383	$31	$2,733

Ending balance:
individually evaluated for impairment	103	73	-	-	-	257	-	433
collectively evaluated for impairment	89	32	22	651	349	1,126	31	2,300

Loans:
Ending balance	35,889	23,074	8,162	58,793	86,116	85,409	1,371	298,814
Ending balance:
individually evaluated for impairment	432	471	-	-	3,146	1,978	-	6,027
collectively evaluated for impairment	35,457	22,603	8,162	58,793	82,970	83,431	1,371	292,787

	September 30, 2011 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:

Nine months ended September 30, 2011
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	-	-	(531)	(21)	(552)
Recoveries	-	-	-	-	-	304	1	305
Provision for credit losses	26	1	-	229	12	443	29	740
Ending balance	$169	$17	$20	$1,121	$136	$2,510	$43	$4,016

Three months ended September 30, 2011
Beginning balance	$160	$17	$20	$1,146	$123	$2,366	$36	$3,868
Charge-offs	-	-	-	-	-	(394)	(16)	(410)
Recoveries	-	-	-	-	-	-	-	-
Provision for credit losses	9	-	-	(25)	13	538	23	558
Ending balance	$169	$17	$20	$1,121	$136	$2,510	$43	$4,016

Ending balance:
individually evaluated for impairment	-	-	-	1,033	-	112	-	1,145
collectively evaluated for impairment	169	17	20	88	136	2,398	43	2,871

Loans:
Ending balance	36,809	23,365	10,089	46,513	70,816	82,405	1,212	271,209
Ending balance:
individually evaluated for impairment	-	475	-	2,122	-	1,243	-	3,840
collectively evaluated for impairment	36,809	22,890	10,089	44,391	70,816	81,162	1,212	267,369

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	(1,033)	-	(562)	(21)	(1,616)
Recoveries	-	-	-	-	-	361	1	362
Provision for credit losses	31	95	44	752	73	140	29	1,164
Ending balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433

Ending balance:
individually evaluated for impairment	-	68	44	-	-	1,161	-	1,273
collectively evaluated for impairment	174	43	20	611	197	1,072	43	2,160

Loans:
Ending balance	39,268	22,087	9,242	46,588	76,880	81,243	1,223	276,531
Ending balance:
individually evaluated for impairment	-	611	44	1,988	2,783	3,498	9	8,933
collectively evaluated for impairment	39,268	21,476	9,198	44,600	74,097	77,745	1,214	267,598

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$35,457	$22,841	$8,162	$58,793	$85,726	$83,867	$1,371	$296,217
Special mention	-	-	-	-	-	-	-	-
Substandard	432	233	-	-	390	1,542	-	2,597
Doubtful	-	-	-	-	-	-	-	-
Total	$35,889	$23,074	$8,162	$58,793	$86,116	$85,409	$1,371	$298,814

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$39,268	$21,476	$9,198	$44,600	$76,880	$78,014	$1,214	$270,650
Special mention	-	-	-	-	-	-	-	-
Substandard	-	611	44	1,988	-	3,229	9	5,881
Doubtful	-	-	-	-	-	-	-	-
Total	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	September 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$35,457	$22,395	$8,121	$58,793	$85,726	$83,757	$1,371	$295,620
Accruing loans past due:
31-59 days past due	-	238	41	-	-	110	-	389
60-89 days past due	-	208		-	-	-	-	208
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	$-	$446	$41	$-	$-	$110	$-	$597

Non-accrual loans	432	233	-	-	390	1,542	-	2,597

Total loans	$35,889	$23,074	$8,162	$58,793	$86,116	$85,409	$1,371	$298,814

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$39,268	$21,719	$9,198	$44,600	$75,790	$77,951	$1,214	$269,740
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	1,000	63	-	1,063
Greater than 90 days past due	-	-	-	-	90	-	-	90
Total past due	$-	$-	$-	$-	$1,090	$63	$-	$1,153

Non-accrual loans	-	368	44	1,988	-	3,229	9	5,638

Total loans	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $2.6 million or .87% of total loans outstanding as of September 30, 2012 compared to $5.7 million or 2.07% of total loans outstanding as of December 31, 2011.

The impaired loans for the nine months ended September 30, 2012 and the year ended December 31, 2011 are as follows:

	September 30, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$432	$471	$-	$-	$3,146	$1,978	$-	$6,027
With an allowance recorded	432	233	-	-	-	584	-	1,249
With no related allowance recorded	-	238	-	-	3,146	1,394	-	4,778

Related allowance	103	73	-	-	-	257	-	433

Un-paid principal	432	471	-	-	3,081	2,134	-	6,118
Nine months ended September 30, 2012
Average balance of impaired loans	441	472	-	-	3,517	2,418	-	6,848
Interest income recognized	18	7	-	-	155	88	-	268
Three months ended September 30, 2012
Average balance of impaired loans	432	472	-	-	3,510	2,265	-	6,679
Interest income recognized	$18	$-	$-	$-	$48	$69	$-	$135

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$611	$44	$1,988	$2,783	$3,498	$9	$8,933
With an allowance recorded	-	368	44	-	-	1,884	-	2,296
With no related allowance recorded	-	243	-	1,988	2,783	1,614	9	6,637

Related allowance	-	68	44	-	-	1,161	-	1,273

Un-paid principal	-	611	44	3,021	2,783	3,533	9	10,001

Average balance of impaired loans	-	609	44	3,044	2,778	3,593	9	10,078
Interest income recognized	$-	$23	$2	$52	$114	$157	$-	$348

Nonaccrual loans included in impaired loans totaled $2.6 million and $5.6 million at September 30, 2012 and December 31, 2011, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $68 thousand for the first nine months of 2012.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2012 the Bank transferred two properties into OREO totaling $1.7 million, one of which was a residential property for $112 thousand that was also sold in 2012. During 2011, the Bank transferred two loans totaling $1.8 million, net of reserves, to OREO. For the nine months ended September 30, 2012 the Bank recorded an additional valuation allowance of $48 thousand in non-interest expense for two properties whose current appraised value was less than the recorded OREO amount. For 2011 the Bank recorded a valuation allowance of $393 thousand during the same nine month period.

The trouble debt restructured loans (“TDRs”) for September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 - Unaudited
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	-	$-	$-
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	3	637	-	-	637
	3	$637	-	$-	$637

	December 31, 2011
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDR's
Residential real estate - first lien	-	$-	1	$240	$240
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	5	751	-	-	751
	5	$751	1	$240	$991

There have not been any defaults on loans classified as a TDR for the periods presented. One loan for $387 thousand was restructured during the three months ended September 30, 2012.

A summary of TDRs modifications outstanding and performance under modified terms are as follows:

September 30, 2012 - Unaudited
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	-	-
Total residential real estate	-	-	-
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	637	-	637
Total commercial	637	-	637
Total TDR's	$637	$-	$637

	December 31, 2011
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDR's
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	240	240
Total residential real estate	-	240	240
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	353	-	353
Extension or other modification	398	-	398
Total commercial	751	-	751
Total TDR's	$751	$240	$991

Note 5: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	Unaudited
	September 30,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	$79,934	28%	$62,044	24%
Interest-bearing checking	18,946	7	17,687	7
Money market accounts	66,707	23	61,267	23
Savings	12,262	4	10,644	4
Certificates of deposit $100,000 and over	74,844	26	79,718	30
Certificates of deposit under $100,000	34,733	12	31,282	12
Total deposits	$287,426	100%	$262,642	100%

Note 6: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of September 30, 2012 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

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

Stock options and stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. The Company previously maintained an Advisory Board, for which non-employee members were compensated via stock options for meeting attendance. These nonqualified stock options can be granted with terms up to ten years, vest immediately, and are fully exercisable at time of grant. Stock awards granted to directors are based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, and vest immediately. For the nine months ended September 30, 2012 the Company’s granted 6,211 shares of stock to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the period ended:

	Unaudited
	September 30, 2012
		Weighted
		Average
		Exercise
	Shares	Price
Balance at January 1, 2012	395,351	$11.16
Granted	-	-
Exercised	-	-
Forfeited
Balance at September 30, 2012	395,351	$11.16
Exercisable at September 30, 2012	394,751	$11.17
Weighted average fair value of options granted during the year		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $7.15 at September 30, 2012 the options outstanding had no aggregate intrinsic value. There have not been any exercises of options during the first nine months of 2012.

Note 7: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $79.7 thousand for the nine months ended September 30, 2012 and $72.8 thousand for the same period in 2011. The Company’s matching contributions vest immediately.

Note 8: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Net income	$1,182	$1,031	$387	$337
Preferred dividends	(471)	(278)	(157)	(115)
Net income available to common shareholders (numerator)	$711	$753	$230	$222

BASIC
Average common shares outstanding (denominator)	3,012,288	2,637,829	3,748,248	2,639,780
Basic income per common share	$0.24	$0.29	$0.06	$0.08

DILUTED
Average common shares outstanding	3,012,288	2,637,829	3,748,248	2,639,780
Diluted effect of stock options and warrants	-	-	-	-
Diluted average common shares outstanding (denominator)	3,012,288	2,637,829	3,748,248	2,639,780
Diluted income per common share	$0.24	$0.29	$0.06	$0.08

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	514,127	491,576	514,127	491,576

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

Management believes that, as of September 30, 2012 and December 31, 2011 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012: (unaudited)
Total capital (to risk-weighted assets)
Howard Bank	$39,196	12.79%	$24,525	8.00%	$30,656	10.00%
Howard Bancorp	$48,974	15.83%	$24,742	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,466	11.90%	$12,262	4.00%	$18,394	6.00%
Howard Bancorp	$46,241	14.95%	$12,371	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,466	10.10%	$14,448	4.00%	$18,060	5.00%
Howard Bancorp	$46,241	12.79%	$14,457	4.00%	N/A
As of December 31, 2011:
Total capital (to risk-weighted assets)
Howard Bank	$38,172	13.75%	$22,214	8.00%	$27,768	10.00%
Howard Bancorp	$40,127	14.36%	$22,349	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$34,739	12.51%	$11,107	4.00%	$16,661	6.00%
Howard Bancorp	$36,694	13.14%	$11,174	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$34,739	10.92%	$12,725	4.00%	$15,907	5.00%
Howard Bancorp	$36,694	11.52%	$12,737	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Commissioner.

Note 10: Common Stock Offering

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

Note 11: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the U. S. Treasury, pursuant to which we issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the nineteenth dividend periods. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

We may redeem the shares of Series AA Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

Note 12: Fair Value

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012 (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$35,544	$-	$35,544	$-
Mortgage-backed securities	408	-	408	-
Loans held for sale	573	-	573	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011.

September 30, 2012 - (unaudited)		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Impaired loans:
Construction and land	432	-	-	432
Residential - first lien	471	-	-	471
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	3,144	-	-	3,144
Commercial loans and leases	1,980	-	-	1,980
Consumer	-	-	-	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,885	$-	$-	$1,885
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	611	-	-	611
Residential - junior lien	44	-	-	44
Commercial - owner occupied	1,988	-	-	1,988
Commercial - non-owner occupied	2,783	-	-	2,783
Commercial loans and leases	3,498	-	-	3,498
Consumer	9	-	-	9

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011.

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2011	$1,885	$8,933
Total net gain (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	(131)	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(422)	-
Net transfers in (out)	1,598	(2,906)
Valuation allowance	(27)	-
Balance at September 30, 2012 - Unaudited	$2,903	$6,027

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2010	$3,024	$9,433
Total net gain (losses) for the year included in:
Gain on sale of foreclosed properties	459	-
Other comprehensive gain (loss)	-	-
Purchase and sales, net	(2,625)	-
Net transfers in (out)	1,804	218
Valuation allowance	(777)	(718)
Balance at December 31, 2011	$1,885	$8,933

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at September 30, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value,

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

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

			September 30, 2012 - Unaudited
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$18,336	$18,336	$-	$18,336	0
Nonmarketable equity securities	1,205	1,205	-	1,205	0
Loans	299,387	304,950	-	-	304,950

Financial Liabilities
Deposits	287,426	286,789	-	286,789	0
Short-term borrowings	27,619	27,619	-	27,619	0
Long-term borrowings	6,000	6,028	-	6,028	0

			December 31, 2011
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$18,205	$18,205	$-	$18,205	0
Nonmarketable equity securities	1,313	1,313	-	1,313	0
Loans	277,177	280,653	-	-	280,653

Financial Liabilities
Deposits	262,642	262,412	-	262,412	0
Short-term borrowings	12,984	12,984	-	12,984	0
Long-term borrowings	10,000	10,052	-	10,052	0

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

Bancorp’s total assets increased by over $45 million or 14.1% when comparing September 30, 2012 assets of $368.5 million to the $323.1 million at December 31, 2011. Total loans outstanding of $298.8 million at the end of September 2012, showed an increase of 8.1% compared to total loans of $276.5 million on December 31, 2011. Demand deposits, which not only represent the lowest cost source of funding available to a bank, but also are most reflective of the core customer relationships targeted by the Bank, grew from $62.0 million at December 31, 2011 to $79.9 million at the end of the third quarter of 2012, representing growth in this highly coveted deposit category of $17.9 million or 28.8%. Total deposits grew by $24.8 million or 9.4% when comparing September 30, 2012 to December 31, 2011. Because of the significant increases in deposits, even after funding the 8.1% loan growth, the Bank was able to utilize the additional deposits to increase our balance sheet liquidity measures.

Through the end of the third quarter of 2012 net income was $1.2 million, which represents an increase of 14.6% over net income for the nine months ended September 30, 2011. Net interest income for the first nine months of 2012 was $10.0 million versus $9.3 million for the first nine months of 2011, an increase of approximately $639 thousand or 6.9%. Noninterest income for the first nine months of 2012 compared to the first nine months of 2011 increased $46 thousand or 9.2% while noninterest expense increased $486 thousand or 6.6%. Total noninterest income was $549 thousand for the nine months ended September 30, 2012, compared to a total of $503 thousand for the same period in 2011. For 2012, noninterest income would have reflected a $177 thousand or 35.2% increase over the prior year, but 2012 was impacted by a loss on the sale of one property classified as other real estate owned (“OREO”) of $131 thousand in the first quarter of 2012. Total noninterest expenses for the nine months ended September 30, 2012 was $7.8 million compared to $7.4 million for the same period in 2011. This represent a $486 thousand or a 6.6% increase.

We closed our initial public offering and a concurrent private placement, pursuant to which we issued a total of 1,396,364 shares of our common stock, for total gross proceeds of $10.2 million on July 20, 2012. The net proceeds of the offering increased our capital levels, which will permit additional growth in our loan levels and asset size. This growth may be either organic growth, which could take a longer time to occur, or growth that could come more quickly via merger or acquisition of other financial institutions. As such growth is realized, our operating results will reflect the additional income generated from the higher levels of earning assets.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2012 and December 31, 2011 balance sheets are presented below.

Assets

Total assets increased $45.4 million, or 14.1%, to $368.5 million at September 30, 2012 compared to $323.1 million at December 31, 2011. This asset growth was primarily due to a $22.6 million increase in investment securities and growth of $22.3 million in total loans. The asset growth was funded primarily from increases in customer deposits and commercial customers overnight sweep agreements. Deposits increased from $262.6 million at December 31, 2011 to $287.4 million at September 30, 2012, an increase of $24.8 million or 9.4%. From a funding perspective, most important was the growth in noninterest-bearing deposits of $17.9 million or 28.8% from $62.0 million at December 31, 2011 to $79.9 million at September 30, 2012. Additional funding for asset growth came from securities sold under agreement to repurchase and other short term borrowings which increased $14.6 million to $27.6 million at September 30, 2012 from $13.0 million at December 31, 2011.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are classified as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At September 30, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.2 million compared to $1.3 million held at December 31, 2011. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$35,536	$35,544	$12,774	$12,773
Mortgage-backed	380	408	568	603
Total	$35,916	$35,952	$13,342	$13,376

We had securities available for sale of $36.0 million and $13.4 million at September 30, 2012 and December 31, 2011, respectively, which were recorded at fair value. This represents an increase of $22.6 million, or 168.8%, from the prior year end. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented. At September 30, 2012 and December 31, 2011, $16.2 million and $5.8 million fair value of securities, respectively, was pledged as collateral for repurchase agreements.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of $2 thousand at both September 30, 2012 and December 31, 2011. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases increased by $22.3 million or 8.1%, to $298.8 million at September 30, 2012 from $276.5 million at December 31, 2011. At September 30, 2012, total loans and leases were 81.1% of total assets, down slightly compared to 85.6% of total assets at December 31, 2011. Loan and leases growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated. We had loans held for sale of $573 thousand at September 30, 2012, and $646 thousand at December 31, 2011.

	Unaudited
	September 30,		December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	$35,889	12.0%	$39,268	14.2%
Residential - first lien	23,074	7.7	22,087	8.0
Residential - junior lien	8,162	2.7	9,242	3.3
Total residential real estate	31,236	10.5	31,329	11.3
Commercial - owner occupied	58,793	19.7	46,588	16.8
Commercial - non-owner occupied	86,116	28.8	76,880	27.8
Total commercial real estate	144,909	48.5	123,468	44.6
Total real estate loans	212,034	71.0	194,065	70.2
Commercial loans and leases	85,409	28.6	81,243	29.4
Consumer	1,371	0.5	1,223	0.4
Total loans and leases	$298,814	100.0%	$276,531	100.0%

Deposits

Our deposits increased from $262.6 million at December 31, 2011 to $287.4 million at September 30, 2012, an increase of $24.8 million or 9.4%. The increase resulted primarily from a $17.9 million or 28.8% increase in noninterest-bearing checking accounts, which increased from $62.0 million at December 31, 2011 to $79.9 million at September 30, 2012. In addition, with the exception of certificates of deposit all other interest bearing accounts increased $8.3 million or 9.3% from December 31, 2011 to September 30, 2012. Certificates of deposits declined $1.4 million or 1.3% to $109.6 million at September 30, 2012 from $111.0 million at December 31, 2011. The growth in the non-maturity deposits and other sources was more than sufficient to fund the growth in loans and assets during the nine month period.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	September 30,		December 31,
(dollars in thousands)	2012	% of Total	2011	% of Total
Noninterest-bearing demand	$79,934	28%	$62,044	24%
Interest-bearing checking	18,946	7	17,687	7
Money market accounts	66,707	23	61,267	23
Savings	12,262	4	10,644	4
Certificates of deposit $100,000 and over	74,844	26	79,718	30
Certificates of deposit under $100,000	34,733	12	31,282	12
Total deposits	$287,426	100%	$262,642	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $33.6 million at September 30, 2012 and $23.0 million at December 31, 2011, respectively. Short-term borrowings totaled $27.6 million at September 30, 2012 and $13.0 million at December 31, 2011. Short term borrowing at September 30, 2012 consisted of master notes, repurchase agreements and FLHB advances totaling $1.5 million, $16.1 million and $10.0 million, respectively compared to these borrowings at December 31, 2011 totaling $1.2 million, $5.8 million and $6.0 million, respectively. We had three long-term FHLB advances outstanding totaling $6.0 million at September 30, 2012 compared to five FHLB advances outstanding totaling $10 million at December 31, 2011.

Shareholders’ Equity

Total shareholders’ equity increased by $9.7 million or 26.5% from $36.6 million at December 31, 2011 to $46.3 million at September 30, 2012. The increase in shareholders’ equity is primarily the result of the common stock offering and retention of the earnings for the first nine months of 2012, net of preferred dividends paid. On July 20, 2012, Bancorp closed its previously announced common stock offering, pursuant to an effective registration statement, and concurrent private placement of its common stock. Bancorp raised $10.2 million in gross proceeds and issued 1,396,364 shares of its common stock as of the closing date of the offerings.

Total shareholders’ equity at September 30, 2012 represents a capital to asset ratio of 12.57%, while the total shareholders’ equity at December 31, 2011 represents a capital to asset ratio of 11.34%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	Nine months ended September 30,
	2012			2011
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$79,080	$3,226	5.45%	$85,156	$3,595	5.64%
Commercial real estate	131,227	5,412	5.51	104,857	4,604	5.87
Construction and land	38,107	1,544	5.41	33,164	1,240	5.00
Residential real estate	31,138	1,147	4.92	33,101	1,242	5.02
Consumer	1,679	58	4.62	1,266	47	4.96
Total loans and leases	281,231	11,386	5.41	257,544	10,728	5.57
Federal funds sold	27,827	46	0.22	11,484	17	0.20
Securities: [2]
U.S Gov agencies	21,835	39	0.24	13,399	36	0.36
Mortgage-backed	504	18	4.69	865	32	4.95
Other investments	1,190	18	1.98	1,489	14	1.26
Total securities	23,529	74	0.42	15,753	82	0.70
Total earning assets	332,586	11,506	4.62	284,781	10,827	5.08
Cash and due from banks	3,690			3,040
Bank premises and equipment, net	9,664			9,201
Other assets	6,445			9,369
Less: allowance for credit losses	(3,269)			(3,840)
Total assets	$349,116			$302,551
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$17,678	47	0.36	$16,024	52	0.43
Money market	64,321	280	0.58	62,725	329	0.70
Savings	11,576	47	0.54	12,340	61	0.66
Time deposits $100,000 and over	61,815	554	1.20	57,911	530	1.22
Other time deposits	51,747	442	1.14	40,548	328	1.08
Total interest-bearing deposits	207,137	1,371	0.88	189,548	1,300	0.92
Short-term borrowings	23,303	125	0.72	24,219	137	0.76
Long-term borrowings	7,248	53	0.97	6,872	72	1.40
Total interest-bearing funds	237,689	1,549	0.87	220,639	1,509	0.91
Noninterest-bearing deposits	71,017			51,050
Other liabilities and accrued expenses	842			807
Total liabilities	309,547			272,496
Shareholders' equity	39,569			30,055
Total liabilities & shareholders' equity	$349,116			$302,551
Net interest rate spread [3]		$9,957	3.75%		$9,318	4.17%
Effect of noninterest-bearing funds			0.25			0.21
Net interest margin on earning assets [4]			4.00%			4.37%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2012			2011
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$81,412	$1,084	5.30%	$85,734	$1,172	5.42%
Commercial real estate	136,046	1,861	5.44	106,898	1,605	5.96
Construction and land	37,577	510	5.40	34,839	453	5.16
Residential real estate	31,296	381	4.84	33,476	421	4.99
Consumer	1,615	18	4.43	1,196	15	4.98
Total loans and leases	287,946	3,854	5.32	262,143	3,666	5.55
Federal funds sold	25,944	15	0.22	11,482	6	0.21
Securities: [2]
U.S. Gov agencies	29,198	18	0.24	13,879	13	0.37
Mortgage-backed	434	5	4.64	779	9	4.58
Other investments	1,051	6	2.18	1,451	8	2.19
Total securities	30,683	29	0.37	16,109	30	0.74
Total earning assets	344,573	3,897	4.50	289,734	3,702	5.07
Cash and due from banks	3,762			3,469
Bank premises and equipment, net	9,740			9,192
Other assets	6,244			9,569
Less: allowance for credit losses	(2,831)			(3,966)
Total assets	$361,488			$307,998
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$17,887	13	0.29	$15,171	17	0.44
Money market	65,418	77	0.47	60,177	107	0.71
Savings	12,164	13	0.43	11,328	18	0.63
Time deposits $100,000 and over	60,557	181	1.19	62,286	187	1.19
Other time deposits	50,737	147	1.16	42,507	112	1.05
Total interest-bearing deposits	206,763	432	0.83	191,469	441	0.91
Short-term borrowings	26,341	40	0.60	23,638	50	0.84
Long-term borrowing	6,000	14	0.96	6,587	18	1.09
Total interest-bearing funds	239,104	486	0.81	221,694	509	0.91
Noninterest-bearing deposits	77,121			54,685
Other liabilities and accrued expenses	708			888
Total liabilities	316,934			277,267
Shareholders' equity	44,554			30,731
Total liabilities & shareholders' equity	$361,488			$307,998
Net interest rate spread [3]		$3,411	3.69%		$3,193	4.16%
Effect of noninterest-bearing funds			0.25			0.21
Net interest margin on earning assets [4]			3.94%			4.37%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2012 vs. 2011			2012 vs. 2011
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(369)	$(167)	$(202)	$(88)	$(108)	$20
Commercial real estate	808	(381)	1,189	256	(549)	806
Construction and land	304	137	167	57	84	(27)
Residential real estate	(95)	(32)	(63)	(40)	(50)	10
Consumer	11	(5)	15	3	(6)	9
Taxable securities	(8)	(43)	36	(1)	(59)	58
Federal funds sold	29	2	26	9	2	7
Interest-bearing deposits in other banks	-	-	-	-	-	-
Total interest income	679	(489)	1,168	195	(688)	883

Interest paid on:
Savings deposits	(14)	(15)	1	(5)	(22)	17
Checking plus interest deposits	(5)	(12)	8	(4)	(24)	20
Money market accounts	(49)	(75)	26	(30)	(142)	112
Time deposit $100,000 and over	24	(15)	39	(6)	(0)	(6)
Other time deposits	114	24	90	35	47	(11)
Short-term borrowings	(12)	(9)	(2)	(10)	(57)	47
Long-term borrowing	(19)	(30)	10	(4)	(9)	5
Total interest expense	40	(132)	172	(23)	(207)	184
Net interest earned	$639	$(357)	$996	$218	$(481)	$699

(1)	Changes attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2012 and September 30, 2011 is presented below.

General

Net income available to common shareholders decreased $42 thousand, or 5.6%, to $711 thousand for the nine months ended September 30, 2012 compared to $753 thousand for the nine months ended September 30, 2011. The decrease was primarily due to a $193 thousand, or 69.4%, increase in dividends paid on preferred stock due to the outstanding amount of preferred stock increasing from $6.0 million to $12.6 million at the end of the third quarter of 2011. This increase was a result of our redeeming the preferred stock issued as part of the U.S. Department of Treasury’s Troubled Asset Relief Program Capital Purchase Program and issuing new preferred stock to the U.S. Treasury as part of its Small Business Lending Fund (SBLF) program in September 2011. Partially offsetting the increased dividends was a $639 thousand or 6.9% increase in net interest income, which consisted of an increase of $679 thousand, or 6.3%, in interest income with an increase of only $40 thousand, or 2.7%, in interest expense. Non-interest income during the first nine months of 2012 increased $46 thousand compared to the first nine months of, 2011, primarily as a result of the $171 thousand in additional revenues from loan related fees and increased mortgage banking revenues partially offset by a $131 thousand loss on the sale of other real estate owned (for which there was no comparable gain or loss in the first nine months of 2011). Non-interest expenses increased $486 thousand or 6.6% period over period, mostly from increases in staff with the opening of a new branch, and other required staffing additions to support a growing organization.

Interest Income

Interest income increased $679 thousand, or 6.3%, to $11.5 million for the nine months ended September 30, 2012 compared to $10.8 million for the same period 2011. The increase was primarily due to a $658 thousand, or 6.1%, increase in interest income on loans. The increase in interest income on loans was due to a 9.2% increase in the average balance of the loan portfolio compared to the nine months ended September 30, 2011, partially offset by a decrease in the average yield on such loans. In addition to loans, other sources of interest income increased by $21 thousand over the same period in 2011, primarily as a result of a $24.1 million increase in the average balances of these other forms of interest earning assets. These other interest earning assets, consisting of federal funds sold and investment securities increased 88.6% on average, from their averages during the first nine months of 2011.

Interest Expense

Interest expense remained relatively unchanged, increasing $40 thousand, or 2.7%, totaling $1.5 million for both the nine months ended September 30, 2012 and the same period 2011. This small increase was primarily attributable to an increase based upon our growth in average interest-bearing deposits and borrowings, offset by reductions in the average rates paid on these sources of funds. For the first nine months of 2012 versus 2011, average interest bearing funds increased by $17 million or 8%, while the average rates paid on these funds decreased by 4 basis points from 91 basis points in 2011 to 87 basis points for 2012.

Net Interest Income

Net interest income is the Bank’s largest component of revenue. Net interest income increased $639 thousand, or 6.9%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. As noted above, the increase in net interest income was due to an increase of $679 thousand, or 6.3%, in interest income with only a $40 thousand or 2.7%, increase in interest expense during the nine month period.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $650 thousand for the nine months ended September 30, 2012 compared to $740 thousand for the same period in 2011, a decrease of $90 thousand, or 12.2%. A large portion of the decrease in the provision for credit losses was attributable to the reduction in non-performing loans. The reduction in loss provisions due to improvements in asset quality, was more than sufficient to cover the provisioning required by the growth in loans. Nonperforming loans totaled $2.6 million at September 30, 2012, which represented .89% of total loans, while at September 30, 2011, nonperforming loans were $3.8 million or 1.42 % of total loans.

Management analyzes the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for credit losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of its knowledge, that all known losses as of the balance sheet dates have been recorded. However, although management uses the best information available to make determinations with respect to the provisions for credit losses, additional provisions for credit losses may be required to be established in the future should economic or other conditions change substantially. In addition, as an integral part of their examination process, the Commissioner and the Federal Deposit Insurance Corporation (“FDIC”) will periodically review the allowance for credit losses. The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Noninterest Income

Noninterest income was $549 thousand for the nine months ended September 30, 2012 compared to $503 thousand for the nine months ended September 30, 2011, representing a $46 thousand increase. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased slightly by 2.6% for the first nine months of 2012 compared to the same period in 2011. The Bank began selling mortgage loans into the secondary market during 2010. The income derived from this activity increased $92 thousand for the nine months ended September 30, 2012 compared to the same period in 2011 as the Company hired a dedicated mortgage loan originator to increase the volume of loans closed and sold. Other operating income consists mainly of certain loan fees and non-depository account transaction based fees. Various fees such as wire and ATM increased $31 thousand due to increased customer activity over the same period. Additionally other operating income for 2012 benefited from a $49.9 thousand onetime pre-payment penalty collected on a commercial credit relationship. Partially offsetting these increases was a net loss of $131 thousand on the sale of one property held in OREO which was recorded in the first nine months of 2012, while no such loss was incurred in the first nine months of 2011.

Noninterest Expenses

Noninterest expenses increased by $486 thousand or 6.6%, and were $7.8 million for the nine months ended September 30, 2012 compared to $7.4 million for the nine months ended September 30, 2011. This increase was due primarily to increases in salaries and employee benefits expenses, which is the largest component of noninterest expense, which increased $539 thousand or 14.8% in the first nine months of 2012 compared to the same period in 2011, due to our continued growth. We also recorded increases in occupancy costs resulting from our branch expansion, and increases in professional fees which increased $195 thousand primarily from legal and investment banking fees for ongoing strategic growth initiatives; higher data processing costs as we increased our number of customers, and business development expenses related to our continued organic growth initiatives. Partially offsetting these expense increases were reductions in the level of FDIC assessments which decreased $30 thousand or 11.5% in the 2012 period compared to the 2011 period primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and lower levels of other expenses and OREO valuation costs due to lower operating costs of foreclosed properties and a stabilization of valuations on the properties held as OREO.

A comparison between the three months ended September 30, 2012 and September 30, 2011 is presented below.

General

Net income available to common shareholders increased by $8 thousand, or 3.6%, to $230 thousand for the three months ended September 30, 2012 compared to $222 thousand for the three months ended September 30, 2011. The increase was primarily due to a $50 thousand increase in net income resulting from higher levels of net interest income and non-interest income, and a reduction of the provision for credit losses for the three month period, partially offset by a higher level of noninterest expenses. Net interest income grew 6.9% to $3.4 million and noninterest income increased 55.4% to $216 thousand, while the provision expense decreased by 45% to $308 thousand for the third quarter. Noninterest expenses increased 20.2% to $2.7 million during the three month period compared to the same period in 2011. The resulting increase in net income of $50 thousand was partially offset by an increase of $42 thousand, or 36.5%, in dividends paid on preferred stock due to an increase in the average balance of the preferred stock.

Interest Income

Interest income increased $196 thousand, or 5.3%, to $3.9 million for the three months ended September 30, 2012 compared to $3.7 million for the same period 2011. The increase was primarily due to a $188 thousand, or 5.1%, increase in interest income on loans. The increase in interest income on loans was due to a 9.8% increase in the average balance of the loan portfolio compared to the three months ended September 30, 2011, partially offset by a decrease in the average yield. In addition, other interest income which consists of federal funds sold, increased by $9 thousand over the same period in 2011, primarily as a result of a $14.5 million increase in the average balance of federal funds sold.

Interest Expense

Interest expense decreased $23 thousand, or 4.5%, to $486 thousand for the three months ended September 30, 2012, compared to $509 thousand for the same period in 2011. This decrease was primarily attributable to an 8 basis point overall decrease in the average rate paid on deposits while growth in average interest-bearing deposits increased 8.0%. For the third quarter of 2012 versus 2011, given the growth in noninterest bearing deposit balances, and with a reduction in interest rates paid on interest-bearing demand, money market and saving accounts, we were able to decrease deposit related interest expense by $9 thousand during the period despite the $15.3 million growth in the levels of interest-bearing deposits on average.

Net Interest Income

Net interest income increased $219 thousand, or 6.9%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. As noted above, the increase in net interest income was due to an increase of $196 thousand, or 5.3%, in interest income with a decrease of $23 thousand or 4.5%, in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $308 thousand for the three months ended September 30, 2012 compared to $558 thousand for the same period in 2011, a decrease of $250 thousand. The provision for 2012 reflects the additional general provisions that are required given the continued growth in the size of our loan portfolio, and smaller provisions due to a lower number and amount of troubled loans that are individually evaluated for impairment.

Noninterest Income

Noninterest income was $216 thousand for the three months ended September 30, 2012 compared to $139 thousand for the three months ended September 30, 2011, a $77 thousand or 55.4% increase. Service charges on deposit accounts increased moderately by $12 thousand or 16% in the 2012 period compared to the third quarter of 2011, while other operating income increased $38 thousand or 64% due to higher transaction fees and an increase in rent collected on OREO properties. In addition, our mortgage banking revenues increased from $4 thousand for the third quarter of 2011, to $31 thousand for the same three months in 2012, an increase of $27 thousand or over 600%, due to a higher level of origination volume.

Noninterest Expenses

Noninterest expenses increased $447 thousand or 20.2% to $2.7 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2011. Salaries and employee benefits increased $235 thousand or 18.7% period over period primarily as a result of a an increase in staffing levels from our continued branch expansion as well as increasing the infrastructure to support a larger organization. The $40 thousand or 11.8% increase in occupancy and equipment expense is a result of opening a new branch location in May 2012. Data processing fees increased $41 thousand or 97.6% as a result of customer growth while professional fee increased $55 thousand or 69.6% primary due to various legal and investment banking costs associated with our growth initiatives. FDIC expenses increased by $41 thousand given our growth in assets, while other operating expenses increased slightly primarily as a result of additional operating expenses resulting from OREO properties.

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

(in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Real estate loans:
Commercial	$390	$1,988
Residential - first lien	233	368
Residential - junior lien	-	44
Construction & land	432	-
Commercial	1,542	3,229
Consumer	-	9
Total non-accrual loans	2,597	5,638
Trouble debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - first lien	-	240
Construction & land	-	-
Commercial	-	-
Total trouble debt restructure loans	-	240
Total non-performing loans	2,597	5,878
Other real estate owned:
Land	595	595
Commercial	2,130	1,084
Residential	178	206
Total other real estate owned	2,903	1,885
Total non-performing assets	$5,500	$7,763
Ratios:
Non-performing loans to total gross loans	0.87	2.12
Non-performing assets to total assets	1.49	2.40

Included in total non-accrual loans above are two trouble debt restructured loans totaling $250 thousand that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There was one residential first lien loan totaling $208 thousand that was 90 days or more past due and still accruing interest at September 30, 2012.

Under GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings” (“TDR”). In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings.

Nonperforming assets amounted to $5.5 million or 1.51% of total assets, at September 30, 2012 compared to $7.8 million or 2.40% of total assets at December 31, 2011. Total nonperforming assets decreased by $2.2 million during 2012 due primarily as a result of a reduction in non-accrual loans of $3.0 or 53.9%. OREO fluctuations are due to an additional commercial property of $1.6 million off set by the sales of one commercial and one residential property.

At September 30, 2012, our nonperforming loans of $2.6 million consisted mainly of one non-owner occupied commercial real estate loan, one commercial land credit, several commercial relationships partially guaranteed by the Small Business Administration (“SBA”) and one residential mortgage. The composition of our nonperforming loans is further described below:

•	One owner occupied commercial real estate loan totaling $387 thousand to a local borrower who also owns a property housing one of his business ventures in Sussex County Delaware.
•	One commercial land loan for $432 thousand in Prince Georges County, Maryland which in addition to the collateral has personal guarantees associated with the loan.
•	One commercial loan relationship totaling $938 thousand for a medical care facility
•	One commercial relationship totaling $348 thousand, for which the full amount is guaranteed by the SBA, and claims have been submitted
•	One residential first lien mortgage for approximately $233 thousand.
•	Nine small commercial loans totaling $259 thousand.

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

As of September 30, 2012 and December 31, 2011, nonperforming loans amounted to $2.6 million and $5.9 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $1.2 million and $2.3 million, respectively. The amount of nonperforming loans with no specific valuation allowance totaled $1.4 million and $3.6 million, respectively.

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

The following table represents the activity in the allowance for credit losses for the nine months ended September 30, 2012 and September 30, 2011:

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2012	2011
Balance at beginning of year	$3,433	$3,523
Provision for credit losses	650	740
Loan and lease charge-offs	(1,480)	(553)
Loan and lease recoveries	130	306
Balance at period end	$2,733	$4,016

Although total charge-offs increase for the first nine months of 2012 compared to the same period in 2011, of the $1.5 million in charge-offs for 2012, nearly $1.2 million of the charge-offs had been independently evaluated for loss as of the end of 2011, and specific reserves had been established on these loans. Thus, because the potential loss had already been identified, and specific reserves established, there was no need to replenish these reserves during 2012.

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$3,433	$3,523	$3,076	$3,868
Charge-offs:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	(23)	-	-	-
Residential junior lien loans	(44)	-	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	(268)	-	(268)	-
Commercial loans and leases	(1,130)	(532)	(463)	(394)
Consumer loans	(15)	(21)	-	(16)
	(1,480)	(553)	(731)	(410)
Recoveries:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	-	-	-	-
Residential junior lien loans	-	-	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	63	-	63	-
Commercial loans and leases	65	305	16	-
Consumer loans	2	1	1	-
	130	306	80	-

Net recoveries (charge-offs)	(1,350)	(247)	(651)	(410)

Provision for credit losses	650	740	308	558

Balance at end of period	$2,733	$4,016	$2,733	$4,016

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

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent [1]	Amount	Percent[1]
Real estate
Construction and land loans	$192	12.0%	$174	14.2%
Residential first lien loans	105	7.7	111	8.0
Residential junior lien loans	22	2.7	64	3.3
Commercial owner occupied laons	651	19.7	611	16.8
Commercial non-owner occupied loans	349	28.8	197	27.8
Commercial loans and leases	1,383	28.6	2,233	29.4
Consumer laons	31	0.5	43	0.5
Total	$2,733	100.0%	$3,433	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2012 and December 31, 2011, and expect to maintain our focus on retaining appropriate liquidity levels now that we have completed our initial public offering.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012 and December 31, 2011, cash and cash equivalents totaled $18.3 million and $18.2 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2012 and December 31, 2011, we had $79.1 million and $59.5 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $31.4 million and $31.2 million at September 30, 2012 and December 31, 2011, respectively, and $41.3 million and $23.4 million in unused lines of credit to borrowers on these same dates, respectively. In addition to commitments to originate loans and unused lines of credit we had $6.4 million and $4.9 in letters of credit at September 30, 2012 and December 31, 2011, respectively. Certificates of deposit due within one year of September 30, 2012 totaled $60.7 million, or 16.5% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first nine months of 2012 cash was utilized by net loan growth of $25.4 million, while for the nine month ended September 30, 2011 cash was used to fund net loan growth totaled $17.0 million. During these periods, we purchased $44.0 million and $39.2 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $24.7 million during the first nine months of 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, we have borrowing agreements in place with the FHLB, which provide an additional source of funds. Total FHLB advances were unchanged at $16 million at September 30, 2012 and December 31, 2011. At September 30, 2012, we had the ability to borrow up to a total of $71.2 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012 and December 31, 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(in thousands)	2012	2011

Unfunded loan commitments	$31,370	$31,203
Unused lines of credit	41,337	23,424
Letters of credit	6,398	4,902

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of September 30, 2012. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, was declared effective by the SEC on May 14, 2012. We sold a total of 827,761 shares of common stock in our initial public offering for aggregate gross proceeds of $6,042,655, plus an additional 4,193,457 shares in a concurrent private placement which raised additional proceeds of $4,150,802.

After expenses, we raised net proceeds of approximately $9.0 million, and Bancorp has not yet used any of the net proceeds of the initial public offering, which have been placed in in deposit accounts at Howard Bank until they can be utilized.

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

HOWARD BANCORP, INC.
(Registrant)

November XX, 2012	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November XX, 2012	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

