Form 10-Q/A
period 2012-09-30
Howard Bancorp Inc
filed 2012-11-09
CIK 1390162

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

HOWARD BANCORP, INC.
(Registrant)

November 9, 2012	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 9, 2012	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

