Form 10-K
period 2012-12-31
Howard Bancorp Inc
filed 2013-03-27
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6011 University Blvd. Suite 370, Ellicott City, MD	21043
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during to preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2012, was approximately $12.9 million. At February 28, 2013, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 4,040,471.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

i

As used in this report, “the Bancorp,” “the Company,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries. References to the “Bank” refer to Howard Bank.

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including branch expansion, market share and asset growth, revenue and profit growth, expanding client relationships, increasing originations of residential mortgage loans, our portfolio of mortgage loans and our selling of loans into the secondary market, and increasing noninterest income and noninterest bearing commercial deposit accounts;
•	statements with respect to our intensions to acquire one or more financial institutions, and the impact of such acquisitions on us;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for loan losses, and the adequacy thereof;
•	statements with respect to anticipated losses on, resolution of and additional reserves with respect to nonperforming assets;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this prospectus report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

Part I

Item 1. Business

Howard Bancorp, Inc.

Howard Bancorp, Inc. was incorporated in April of 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. On May 18, 2005, the stockholders of Howard Bank approved the reorganization of Howard Bank into a holding company structure. The reorganization became effective on December 15, 2005. In connection with the reorganization, (i) Howard Bank became our wholly-owned subsidiary, (ii) each outstanding share (or fraction thereof) of Howard Bank common stock was converted into two shares (or fraction thereof) of our common stock, and the former holders of Howard Bank common stock became the holders of all our outstanding shares, and (iii) warrants and options to purchase shares of Howard Bank common stock became options and warrants to purchase Howard Bancorp stock and were adjusted to reflect the exchange of two shares of our common stock for each share of the Bank’s common stock.

We completed our initial public offering in July 2012, issuing 1,150,891 shares of our common stock. Simultaneously with our initial public offering we completed a private placement pursuant to which we sold 568,603 shares of our common stock.

The Company’s primary business is owning all of the capital stock of Howard Bank. In addition to regulation of the Bank, as a bank holding company registered under the Bank Holding Company Act of 1956, we are subject to regulation and review by the Federal Reserve. See “— Supervision and Regulation.”

Howard Bank

Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank has chosen, for the time being, not to seek and exercise trust powers, and our business, powers and regulatory structure is the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has three operating subsidiaries, two of which hold foreclosed real estate and the other of which owns and manages real estate that we use for one of our branch locations and that also contains office and retail space.

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. It has branches in both Howard County and the adjacent Anne Arundel County. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”).

Our core business strategy involves delivering advice and superior customer service to clients through local decision makers. We combine the Bank’s specialized focus on both local markets and small and medium-sized business related market segments with a broad array of products, new technology and seasoned banking professionals to position the Bank differently from most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. To develop this strategy, we have established long-standing relationships with key customers in the community and with local business leaders who can create business opportunities.

Our primary source of revenue is net interest income, with fees generated by lending, mortgage banking and depository service charges constituting a much smaller share of revenues. We have positioned the balance sheet to hold a high percentage of earning assets and, in turn, to have those earning assets dominated by loans rather than securities investments. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Certain economic conditions may favor investments over loans, such as poor corporate earnings, downturns in real estate cycles and other general slowing economic conditions. At all times, our loan and investment strategies seek to balance the need to maintain adequate liquidity via excess cash or federal funds sold with opportunities to appropriately leverage our capital.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. We opened our fifth full service branch location in the third quarter of 2012 and plan to open an additional full service branch during the third quarter of 2013. We also plan to open additional branches in the counties where we now operate and contiguous counties over the next several years, although we have no definitive plans or agreements in place with respect to any such additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending, deposit gathering (especially non interest bearing transactional deposits) and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit. Since the Bank’s opening in late 2004, we have participated loans and loan commitments to correspondent banking institutions because of our inability to retain 100% of certain loans originated given our legal lending limit.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Maryland counties of Howard and Anne Arundel. Howard County is located in central Maryland, between Baltimore and Washington, D.C. and, according to U.S. Census Bureau information, is one of the wealthiest counties in the nation. Anne Arundel County is adjacent to Howard County. Our secondary market area includes the Maryland counties of Baltimore, Carroll and Harford and as well as Baltimore City. We also have loans outside our market areas, in particular in Frederick, Montgomery and Prince George’s Counties in Maryland, although we do not actively solicit business outside our market areas. We have five full service branches located in Ellicott City, Columbia, Laurel, western Ellicott City and Annapolis, Maryland.

Competitive Position

We believe that our position as a community bank with over $400 million in assets positions us well to survive the current economic slowdown, market consolidation and heightened regulatory environment. Our formation in 2003 and 2004 has positioned us to take advantage of the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services (check imaging, online banking) in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some older small banks who, we believe, are locked into legacy systems and are finding the onslaught of new regulations challenging. These strategic partnerships include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payments systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We believe the current economic and regulatory environment will lead to greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally as we do and offer advice in our interactions with our customers, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

We believe that our “Hands On” approach to delivering small and medium-sized businesses a very broad and deep array of competitive credit and cash management services through a term of experienced advisors and providing them with access to local policy and decision makers fills a “white space” between the sophisticated but distracted large banks whose best personnel work with the largest companies and the small banks who are very responsive but less capable of being proactive in providing advice. Relationship managers, team leaders and executive management at the Bank generally have decades of banking experiences and are well established in the communities that they serve. They are able to interface with clients directly to share that experience and to provide connections with their own network of other specialized advisors. We believe we also benefit from our committed leadership at both the executive management and board level who bring a broad array of skills and experiences to our company and are able to position the Bank for consistent profitable growth.

Lending Activities

General

Our primary market focus is on making loans to and gathering deposits from small and medium size businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area. Our loans are made to customers primarily in Howard and Anne Arundel Counties, Maryland, and the surrounding communities. Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investor properties, residential mortgage lending and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, very little authority is given to individual loan officers. Most loan officers can approve loans of up to $50,000, although one of our loan officers can approve loans of up to $100,000 and our President and Chief Executive Officer and our Chief Loan Officer can together approve loans of up to $250,000. Loans above these amounts but less than $1.5 million (or up to $2.0 million for renewal of a loan in an amount previously approved) must be reviewed and approved by an officers’ loan committee. All credit decisions in excess of the officers’ loan committee’s lending authority must be approved prior to funding by our board Loan Committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

Howard Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the audit committee of the board and the full board of directors and are available to and used by regulatory examiners when they review the Bank’s asset quality. We currently use Clifton Larsen to perform this review.

The Bank maintains the normal checks and balances on the loan portfolio not only through the underwriting process but through the utilization of an internal credit administration group that both assists in the underwriting and serves as an additional reviewer of underwriting. The separately-managed loan administration group also has oversight for documentation, compliance and timeliness of collection activities. Our outsourced internal audit firm also reviews documentation, compliance and file management.

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, small business administration (SBA) loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. These loans typically have maturities of seven years or less. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Howard Bank. Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/ covenants at the inception of the loan to provide early warning systems before payment default. We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners. We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investor properties (including residential properties). We generally will finance owner occupied commercial real estate at a maximum loan–to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the underlying credit of the owner for owner occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/ absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans. Most of our real estate loans carry fixed interest rates, amortize over 20 – 25 years but have five- to seven-year maturities. Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants. Substantially all of our commercial real estate loans are secured by properties located in our market area.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Commercial real estate loans, however, entail significant additional risks as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures. Our construction loans generally bear a variable rate of interest and have terms of one to two years. Funds are advanced on a percentage-of-completion basis. These loans are generally repaid at the end of the development or construction phase, although loans for commercial construction will often convert into a permanent commercial mortgage loans at the end of the term of the loan. Loan to value parameters range from 65% of the value of land to 75% for developed land, 80% for commercial or multifamily construction and 85% for residential construction. These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy. Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan. Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or completed construction. The borrower must have solid experience in this type of construction and personal guarantees are usually required.

Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan to value ratios. If the estimate of construction or development cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. To mitigate these risks, in addition to the underwriting considerations noted above, we maintain an in-house construction monitoring unit that has oversight for the projects and we require both site visits and frequent reporting before funds are advanced.

Residential Mortgage Lending

We offer a variety of consumer-oriented residential real estate loans. Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan to value not exceeding 85 percent. The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.

Our residential mortgage loans are generally for owner-occupied single family homes. These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has extremely strong credit. Our residential mortgage loans are generally fixed rate loans with 15- or 30-year terms. We will occasionally, however, originate variable rate loans with a five- to seven-year term, although such loans have a longer amortization schedule.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner occupied one-to four-family residences. Our home equity loans are originated at fixed interest rates and with terms of between five and 30 years for primary residences and between five and 15 years for secondary and rental properties, and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, after which the line is refinanced into a ten-year fixed loan, with the possibility of a one-time extension of five years. Home equity lines of credit carry a variable rate of interest and minimum monthly payments during the draw period, which are the greater of (i) $50.00 or (ii) depending on credit score, loan-to-value and debt-to-income ratios, either the interest due or interest due plus 1% of the outstanding loan balance. Home equity loans and lines of credit are generally underwritten with a maximum loan-to-value ratio of 85% (80% when appraised value is greater than $1 million) for a primary residence when combined with the principal balance of the existing mortgage loan; for home equity loans on secondary and rental properties, the maximum loan-to-value ratio is 65%. We require appraisals on all real estate loans – both commercial and residential. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity loans and lines of credit also require title insurance, and borrowers must obtain hazard insurance, and flood insurance if applicable.

Home equity loans and lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the recovery of such property could be insufficient to compensate us for the value of these loans.

Loans secured by second mortgages have greater risk than owner-occupied residential loans secured by first mortgages. When customers default on their loans we attempt to foreclose on the property. However, the value of the collateral may not be sufficient to compensate for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from these customers. In addition, decreases in property values could adversely affect the value of properties used as collateral for the loans. These second lien loans represent a smaller portion of our portfolio.

Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.

Consumer Lending

We offer various types of secured and unsecured consumer loans. Generally, our consumer loans are made for personal, family or household purposes as a convenience to our customer base. As a general guideline, a consumer’s total debt service should not exceed 40% of their gross income. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections also depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. We originate both fixed and variable rate loans. Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. We generally retain in our portfolio the majority of loans that we originate, although we originate a small number of first lien residential mortgage loans that we sell into the secondary market. We do not retain the servicing rights on such loans.

We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal limits. More rarely, we purchase loan participations from correspondent banks in the local market as well. Those loans are underwritten in- house with the same care of loans directly originated.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors: current income, credit history including the Bank’s prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regards to the equity/net worth of the borrower and collateral available to the Bank to secure the loan.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the board of directors annually.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio and short term borrowings. It is our goal to provide adequate liquidity to support our loan growth. We use the generally short term investments that represent our liquidity to generate additional positive earnings. Howard Bank’s primary source of funds is, and will continue to be, core deposits generated from the local marketplace. Additional funding is provided by customer repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, the Board of Governors of the Federal Reserve (the “FRB”) Discount Window, and other purchased funds. Other purchased funds may include certificates of deposit over $100,000, federal funds purchased, and institutional or brokered deposits. Lines of credit with the FHLB of Atlanta are maintained to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

Our investment policy is reviewed annually by our board of directors. The board of directors has appointed its executive committee to serve as the investment committee, and the executive committee therefore meets at regular intervals (not less than quarterly) and provides a report on the investment portfolio performance to the full board of directors. The investment officer is designated by the President and is responsible for managing the day-to-day activities of the liquidity and investments in accordance with the policies approved by the board of directors. The investment officer is presently our Chief Financial Officer. We actively monitor our investment portfolio and we classify the majority of the portfolio as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate.

Other Banking Products

We offer our customers wire transfer services, courier service for non-negotiable deposits, ATM and check cards, automated teller machines at all of our full-service branch locations, safe deposit boxes at all full service locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers and merchant card services for our business customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments. Our commercial account services include an overnight sweep service and remote deposit capture service.

In 2012, we complemented our existing Internet and eBanking services with the launch of Mobiliti Mobile Banking, PopMoney and eStatement products.  These state of the art products provide the Bank's consumer customers the ability to view account information and pay bills from their mobile device, easily make payments directly to individuals and, with eStatements, to replace their paper monthly statement with an electronically delivered statement.

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of consumer and business deposit products that include demand, money market, savings and individual retirement accounts, as well as certificates of deposit. We offer through key technology partnerships a competitive array of commercial cash management products, which in combination with our in-house courier service and remote deposit/ check imaging service, allow us to attract demand deposits. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

We also use customer repurchase agreements, FHLB advances, the FRB Discount Window and other purchased funds as a funding mechanism. Other purchased funds may include certificates of deposits over $100,000, federal funds purchased and institutional or brokered deposits.

Employees

Howard Bank has 72 full-time employees and four part-time employees as of December 31, 2012. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank's legal lending limit for loans to one borrower was approximately $5.5 million as of December 31, 2012. We further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $5.0 million, which in-house limit can be waived by our board loan committee. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. Competition for loans to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals is intense, and pricing is important. We believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last five years have enhanced the Bank’s positioning as a locally headquartered and managed community bank, but many of these competitors now have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever. Moreover, larger institutions operating in our primary market area may have access to borrowed funds at a lower rate than is available to us. Deposit competition is also strong among institutions in our primary market area.

However, recent mergers of other area banks into large regional and national financial institutions have created opportunities for community focused and prudently managed community banks. While our board of directors is aware of the competition that these larger institutions offer, we believe that local independent banks play and will continue to play a significant role in our primary market area. Our board of directors believes it is a significant and distinct advantage to be a community owned and operated state bank interested in serving the needs of small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals.

Participation in Small Business Lending Fund

On September 22, 2011, we entered into a securities purchase agreement with the Secretary of the Treasury pursuant to which we sold to the Secretary of the Treasury 12,562 shares of our Series AA Preferred Stock, having a liquidation amount per share equal to $1,000, for an aggregate purchase price of $12,562,000. We issued the Series AA Preferred Stock pursuant to Treasury’s Small Business Lending Fund (“SBLF”). Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF was a $30 billion fund designed to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion at favorable rates. We are pleased to be one of only four banks in the State of Maryland that was approved to participate in this program. The Series AA Preferred Stock qualifies as Tier 1 capital and is generally non-voting. In accordance with the terms of the SBLF program, the Series AA Preferred Stock has an initial annual dividend rate of 5%. The dividend rate will be reduced if our small business lending increases by at least 2.5%; this reduced rate may be as low as 1% if such lending increases by 10% or more. If we increase small business lending by at least 2.5% but by less than 10%, the rate on the Series AA Preferred Stock may fall to between 2% and 4%, but if lending does not increase in the first two and one-half years the annual dividend rate will increase to 7%. After four and one-half years, the dividend rate will increase to 9% if we have not repaid the SBLF funding at such time.

SUPERVISION AND REGULATION

Howard Bancorp, Inc.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended. We are subject to regulation and examination by the FRB, and are required to file periodic reports and any additional information that the FRB may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries, and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

The status of Howard Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Howard Bank

Howard Bank is a Maryland chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the FDIC. The regulations of these various agencies govern most aspects of Howard Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Howard Bank generally have been promulgated to protect depositors and the DIF, and not for the purpose of protecting stockholders.

Set forth below is a brief description of the material regulatory requirements that are or will be applicable to Howard Bank and Howard Bancorp, Inc. The description below is limited to the material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Howard Bank and Howard Bancorp, Inc.

Banking Regulation

Financial Institutions Article of the Maryland Annotated Code

The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Maryland Office of the Commissioner of Financial Regulation in its supervision and regulation of state-chartered banking institutions. The Maryland Office of the Commissioner of Financial Regulation may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

Capital Requirements

Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Howard Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 200.0%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

At this time the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well capitalized standards, and future regulatory change could impose higher capital standards as a routine matter. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Prompt Corrective Action

Under federal prompt corrective action regulations, the FDIC is authorized and, under certain circumstances required, to take supervisory actions against state non-member banks that are not adequately capitalized. Under these regulations, a bank is considered to be (i) ‘‘well capitalized’’ if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital of 6.0% or more, Tier 1 leverage capital of 5.0% or more, and is not subject to any written capital order or directive; (ii) ‘‘adequately capitalized’’ if it has total risk-based capital of 8.0% or more, Tier 1 risk-based capital of 4.0% or more and Tier 1 leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of ‘‘well capitalized’’; (iii) ‘‘undercapitalized’’ if it has total risk-based capital of less than 8.0%, Tier 1 risk-based capital of less than 4.0% or Tier 1 leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) ‘‘significantly undercapitalized’’ if it has total risk-based capital of less than 6.0%, Tier 1 risk-based capital less than 3.0%, or Tier 1 leverage capital of less than 3.0%; and (v) ‘‘critically undercapitalized’’ if its ratio of tangible equity to total assets is equal to or less than 2.0%. Under certain circumstances, that FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2012, Howard Bank was ‘‘well capitalized’’ for this purpose.

Howard Bank has been ‘‘well capitalized’’ since it commenced its business operations.

Proposed New Capital Rules

On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). If adopted, the new requirements would introduce new tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital. The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers. The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances. The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets. These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.

If adopted in their proposed form, the requirements will be phased in over a multi-year period. The ultimate impact of the new capital and liquidity standards on our operations is currently being reviewed and will depend on a number of factors, including the final rulemaking and implementation by the bank regulatory agencies. We cannot determine the ultimate effect that the final regulations, if enacted, would have upon our earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Dividends

Howard Bancorp, Inc. is a legal entity separate and distinct from Howard Bank. Virtually all of Howard Bancorp’s revenue available for the payment of dividends on its common stock results from dividends paid to Howard Bancorp by Howard Bank. Under Maryland law, Howard Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Howard Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result Howard Bank being in an unsafe and unsound condition. Because Howard Bank has negative retained earnings, it is currently unable to pay dividends to Howard Bancorp, Inc. without first obtaining the approval of the Maryland Commissioner of Financial Regulation. To date, Howard Bank has received approval from the Maryland Commissioner of Financial Regulation to issue dividends only with respect to the Series AA Preferred Stock issued under the SBLF Program.

Deposit Insurance Assessments

Howard Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF, which is currently under-funded.

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided unlimited deposit insurance through December 31, 2012 for noninterest bearing transaction accounts. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

As mandated by the Dodd-Frank Act, in February 2011, the FDIC approved a final rule that changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the rule adopts a ‘‘scorecard’’ assessment scheme for larger banks and suspends dividend payments indefinitely if the DIF reserve ratio exceeds 1.5% percent, but provides for decreasing assessment rates when the reserve ratio reaches certain thresholds. Under the new rule, larger insured depository institutions will likely be forced to pay higher assessments than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as Howard Bank.

Maryland Regulatory Assessment

The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. For 2012, amounts in transaction accounts above $11.5 million and up to $71.0 million were required to have reserves held against them in the ratio of three percent of the amount. Amounts above $71.0 million required reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million. For 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Howard Bank is in compliance with its reserve requirements.

Loans-to-One-Borrower Limitation

With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Howard Bank is in compliance with the loans-to-one borrower limitations.

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Howard Bank has a CRA rating of “Outstanding.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

Transactions with Related Parties

Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.

Generally, Section 23A of the Federal Reserve Act and the FRB’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. The term ‘‘covered transaction’’ includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

Section 22(h) of the Federal Reserve Act and the FRB’s Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (‘‘insiders’’). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Howard Bank’s capital. Extensions of credit in excess of certain limits must also be approved by the board of directors.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a “cease and desist” order or the imposition of civil money penalties.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control, (“OFAC”) is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Howard Bancorp or Howard Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Howard Bancorp or Howard Bank must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Consumer Protection Laws

Howard Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Further, under the ‘‘Interagency Guidelines Establishing Information Security Standards,’’ banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The Dodd-Frank Act

On July 21, 2010, President Obama signed the Dodd-Frank Act into law, and many of those laws are now in effect. The Dodd-Frank Act will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies, including bank holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, Howard Bancorp in the future could be required to provide financial assistance to Howard Bank should Howard Bank experience financial distress.
•	Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
•	Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act creates a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Howard Bank, the CFPB has exclusive rule making authority, but the FDIC, as Howard Bank’s primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.
•	Deposit insurance. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 for insured deposits. The Dodd-Frank Act also extended through December 31, 2012 federal deposit coverage for the full net amount held by depositors in noninterest bearing transaction accounts. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Howard Bank.
•	Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Corporate governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Howard Bancorp. The Dodd-Frank Act provides the U.U. Securities Exchange Commission (“SEC’) with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and direct the SEC and national securities exchanges to adopt rules that; (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

Some of the requirements of the Dodd-Frank Act have been implemented, while others will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Bank Holding Company Regulation

As a bank holding company, Howard Bancorp, Inc. is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the FRB. Howard Bancorp, Inc. is required to file with the FRB annual reports and such additional information as the FRB may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Howard Bancorp were to exceed certain thresholds, the investor could be deemed to “control” Howard Bancorp for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Pursuant to provisions of the BHC Act and regulations promulgated by the FRB thereunder, Howard Bancorp, Inc. may only engage in or own companies that engage in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the FRB prior to engaging in most new business activities. In addition, bank holding companies like Howard Bancorp must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2012, Howard Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the FRB’s Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Howard Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

Federal and State Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”). As such, we are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Further, if we wish to sell common stock or other securities to raise capital in the future, we will be subject to the registration, anti-fraud, and other applicable provisions of state and federal securities laws. For example, we will have to register the sales of such securities under the Securities Act, the Maryland Securities Act, and the applicable securities laws of each state in which we offer or sell the securities, unless an applicable exemption from registration exists with respect to such sales. Such exemptions may, among other things, limit the number and types of persons we could sell such securities to and the manner in which we could market the securities. We would also be subject to federal and state anti-fraud requirements with respect to any statements we make to potential purchasers in connection with the offer and sale of such securities.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We are subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act. We are also required to prepare policies, procedures and systems designed to ensure compliance with these regulations.

Item 1A. Risk Factors

You should consider carefully the following risks, along with the other information contained in and incorporated into this annual report. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

The recent economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could adversely affect our results of operations.

The recent recession contributed to a rise in unemployment and underemployment, a decline in the value of real estate and other assets and a lack of confidence in the financial markets and the economy both among financial institutions and their customers. Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, negatively impacted the credit performance of real estate related loans and resulted in poor operating results and significant write-downs of asset values by many financial institutions. Asset write-downs, which initially were focused on asset-backed securities and later spread to other securities and loans, such as commercial and residential real estate loans, caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions, or made such funding more costly. This market disruption and tightening of credit led to a lack of liquidity, an increased level of commercial and consumer delinquencies, lack of customer confidence, increased market volatility, widespread reduction of business activity generally and increased competition for deposits and quality loans among financial institutions. Although the economy has shown signs that it is beginning to rebound from the recent recession, economic growth has been slow and inconsistent. The economic pressure on consumers and commercial borrowers and lack of confidence in the economy and financial markets resulting from the recent recession have adversely affected, and continue to affect, the willingness of companies to borrow to fund their future growth and otherwise decrease loan demand, which negatively impacts our business. Market developments and continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending such as those imposed by the recent “sequester,” and continuing economic problems in Europe, may negatively affect business activity and consumer confidence levels and may cause adverse changes in payment patterns potentially, causing increases in delinquencies and default rates for financial institutions, which may impact charge-offs and provisions for credit and fraud losses. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the banking industry and our business.

The majority of our customers are businesses and individuals located or doing business in our target markets. As a result, we may be more impacted by a local economic downturn or recession than those of larger, more geographically diverse competitors. Furthermore, based on the size and resources of our small and medium size business customers, they may be less able to withstand sustained difficult economic conditions than larger companies with which they compete. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around our market areas.

The discounts and reserves we have taken against our loan portfolio based on our review of the recent recession’s impact on real estate values in our market areas may be insufficient. Furthermore, the economy could slip back into recession and further decline in real estate values could occur, either of which could lead to increased portfolio losses in the future that would materially and adversely affect us.

Because our loan portfolio consists largely of commercial business and commercial real estate loans, our portfolio carries a higher degree of risk than would a portfolio composed primarily of residential mortgage loans.

Our loan portfolio is made up largely of commercial business loans and commercial real estate loans, most of which is collateralized by real estate. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

We make both secured and some unsecured commercial and industrial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial and industrial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial and industrial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial real estate loans generally will be serviced from income on the properties securing the loans.

The real estate collateral that secures our commercial and commercial real estate loans provides an alternate source of repayment for those loans in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The real estate markets in Maryland have deteriorated in the last several years. Accordingly, it may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers’ ability to repay their loans frequently depends on the successful development of their properties. We also may incur losses on commercial real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Currently, the availability of permanent financing alternatives in the market has been reduced and the terms have become more onerous, thereby increasing the re-financing risks inherent in our loan portfolio. Given the continued weaknesses in the commercial real estate market in general, there may be loans where the value of our collateral has been negatively impacted. The weakening of the commercial real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

Due to the economic recession and slow economic recovery, the real estate market and local economy has deteriorated. While the declines in the value of our real estate collateral securing loans have been reflected in existing reserves, further deterioration in the real estate market or a prolonged economic recovery could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans.

In addition, our commercial borrowers have been impacted by the current economic slowdown as consumers and other businesses have pulled back on spending. Small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A continued deterioration in the economy and slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

Current market conditions include an over-supply of land, lots and finished homes in many markets, including those where we do business. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;
•	the value of the project being subject to successful completion;
•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction and land loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan, may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate amount of time. If any of these risks were to occur, it could adversely affect our financial condition, results of operations and cash flows.

The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate or real estate construction and land portfolios or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of our loan portfolio, determines the amount of the allowance for loan losses. We cannot, however, predict with certainty the amount of probable losses in our portfolio or be sure that our allowance will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our losses will increase and our earnings will suffer.

In particular, it is more difficult to estimate loan losses for those types of loans - commercial and commercial real estate - that constitute the majority of our portfolio as compared to, for example, residential mortgage loans. Also, because these types of loans tend to have large loan balances, a loss on a single loan could have a significant adverse effect on our operations.

In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover future incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease to earnings. Material additions to the allowance could materially decrease our net income. If delinquencies and defaults continue to increase, we may be required to further increase our provision for loan losses.

In addition, bank regulators periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs to the allowance for loan losses. Any increase in the allowance for loan losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

Because our loan portfolio includes residential real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

While residential real estate loans are more diversified than loans to commercial borrowers, a systematic decline in the economic health of a community, such as major job loss, could materially and adversely affect us. Also, a continuing decline in the value of residential real estate that serves as our secondary source of repayment could also materially and adversely affect us.

Uncertain political, credit and financial market conditions may reduce our net income, capital levels, liquidity and increase our future borrowing costs.

We are invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. As a result of the uncertain domestic political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. On August 5, 2011, Standard and Poor’s downgraded the United States credit rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. These events could affect the liquidity or valuation of our current portfolio of such investment securities in the future, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

Our profitability depends on interest rates, and changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our results of operations will depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans and investment securities. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results. Fluctuations in interest rates are highly sensitive to many factors that are not predictable or controllable. Therefore, while we attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities, we might not be able to maintain a consistent positive spread between the interest that we receive and the interest that we pay. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

Monetary policy and general economic conditions will influence our results of operations.

Governmental economic and monetary policy will influence our results of operations. The rates of interest payable on deposits and chargeable on loans are affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the Federal Reserve, as well as by national, state and local economic conditions. In addition, adverse general economic conditions may impair the ability of our borrowers to repay loans.

Because the Bank serves a limited market area, we could be more adversely affected by an economic downturn in our market area than our larger competitors that are more geographically diverse.

Our current primary market area consists of Howard County, Maryland and Anne Arundel County, Maryland, and our secondary market area includes the Maryland counties of Baltimore, Carroll and Harford and Baltimore City. Broad geographic diversification is not currently part of our community bank focus. As a result, if our market areas suffer an economic downturn, our business and financial condition may be more severely affected by such circumstances. In particular, due to the proximity of our primary and secondary market areas to Washington, D.C., decreases in spending by the Federal government, including as a result of recent cuts implemented by the “sequester” that became effective on March 1, could impact us more than banks that serve a larger or a different geographical area. Our larger bank competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas.

The small to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

We depend heavily on four key employees, Mary Ann Scully, Paul G. Brown, Charles E. Schwabe and George C. Coffman, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our President and Chief Executive Officer, Mr. Brown is an Executive Vice President and our Chief Lending Officer, Chief Client Services Officer and Chief Credit Risk Officer, Mr. Schwabe is an Executive Vice President and our Secretary, Chief Administrative Officer, Chief Information Officer and Chief Operational Risk Officer, and Mr. Coffman is an Executive Vice President and our Chief Financial Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully, Mr. Brown, Mr. Schwabe and Mr. Coffman and acquired key-person life insurance on each such executive officer, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully, Mr. Brown, Mr. Schwabe and Mr. Coffman could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Regulatory changes allowing the payment of interest on commercial accounts may negatively impact our core deposit strategy and our net interest income.

Our current core deposit strategy includes continuing to increase our noninterest bearing commercial accounts in order to lower our cost of funds. Recent changes effected by the Dodd-Frank Act, however, permit the payment of interest on such accounts, which was previously prohibited. If our competitors begin paying interest on commercial accounts, this may increase competition from other financial institutions for these deposits and negatively affect our ability to continue to increase commercial deposit accounts, may require us to consider paying interest on such accounts, or may otherwise require us to revise our core deposit strategy, any of which could increase our interest expense and therefore our cost of funds and, as a result, decrease our net interest income which would adversely impact our results of operations.

Our growth strategy may not be successful, may be dilutive and may have other adverse consequences.

As previously noted, a key component of our growth strategy is to pursue acquisitions of other financial institutions or branches of other financial institutions. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, our net income could decline and we would be required to find other methods to grow our business. We may also open additional branches organically and expand into new markets or offer new products and services. These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;
•	diluting our existing stockholders in an acquisition;
•	the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	operating in markets in which we have had no or only limited experience;
•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;
•	we may not be able to correctly identify profitable or growing markets for new branches;
•	the time and expense associated with integrating the operations and personnel of the combined businesses;
•	the ability to realize the anticipated benefits of the acquisition;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers as a result of an acquisition that is poorly received;
•	time and costs associated with regulatory approvals;
•	lack of information on a target institution or its branches or assets;
•	inability to obtain additional financing (including by issuing additional common equity), if necessary, on favorable terms or at all; and
•	unforeseen adjustments, write-downs, write-offs or restructuring or other impairment charges.

In addition, we may not be able to integrate successfully or operate profitably any financial institutions we may acquire. We may experience disruption and incur unexpected expenses in integrating acquisitions. Any acquisitions we do make may not enhance our cash flows, business, financial condition, results of operations or prospects and may have an adverse effect on our results of operations, particularly during periods in which the acquisitions are being integrated into our operations.

Also, the costs to lease and start up new branch facilities or to acquire existing financial institutions or branches, and the additional costs to operate these facilities, may increase our noninterest expense. It also may be difficult to adequately and profitably manage the anticipated growth from the new branches. We can provide no assurance that any new branch sites will successfully attract a sufficient level of deposits and other banking business to offset their operating expenses.

Further, we plan to make significant investment in our infrastructure in the immediate future. We relocated our fifth branch during the first half of 2012. We also currently plan to open additional branches in the counties where we now operate and in other markets over the next few years. We anticipate that this will have the short-term effect of, at least temporarily, increasing our expenses at a faster rate than revenue growth, which will have an adverse effect on net income.

If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial condition and results of operations. Further, we may not be successful in our growth strategy, which would negatively impact our financial condition and results of operations.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably or increase profitability. See “Supervision and Regulation” for more information about applicable banking laws and regulations.

Further, regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for loan losses. If regulators require Howard Bank to charge-off loans or increase its allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Supervision and Regulation.”

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Further, as a public company, we incur significant legal, accounting, insurance and other expenses in connection with compliance with rules of the SEC and the rules of The NASDAQ Stock Market LLC.

The dividend rate on the Series AA Preferred Stock we issued in connection with the SBLF will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. The cost of the capital we received from the Series AA Preferred Stock will increase if the level of our “QSBL” as of September 30, 2013 does not represent an increase from our “baseline” level. This cost also will increase if we have not redeemed the Series AA Preferred Stock within 4.5 years of the closing of the SBLF transaction.

The per annum dividend rate on the Series AA Preferred Stock can fluctuate on a quarterly basis during the first ten quarters during which the Series AA Preferred Stock is outstanding, based upon changes in the amount of qualified small business lending (“QSBL”), as defined in the Supplemental Reports related to the SBLF transaction, from a “baseline” level (“QSBL Baseline”). The dividend rate for the initial dividend period was 5.0% per annum. For the second dividend period through the ninth dividend period, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of percentage change in the Bank’s level of QSBL from the QSBL Baseline to the level as of the end of the second quarter preceding the dividend period in question. For the tenth dividend period through 4.5 years after the closing of the SBLF transaction, the annual dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013) however, if there is no increase in QSBL from the QSBL Baseline to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7%. Further, the potential dividend rate reduction in any period is limited, such that the reduction will not apply to any Series AA Preferred Stock proceeds that exceed the dollar amount of the increase in QSBL for that period as compared to the QSBL Baseline.

In addition, if our QSBL is not above the QSBL Baseline at the end of the eighth dividend period, because of our participation in TARP Capital Purchase Program, we must also pay a lending incentive fee of 2% per annum (payable quarterly), calculated based on the liquidation value of the outstanding Series AA Preferred Stock as of the end of that quarter, beginning with dividend payment dates on or after April 1, 2014 and ending on April 1, 2016. After 4.5 years from the closing of the SBLF transaction, the annual dividend rate will be fixed at 9%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

Failure to pay dividends on our Series AA Preferred Stock may have negative consequences, including external involvement in our board of directors.

If dividends on the Series AA Preferred Stock are not paid in full for six quarterly dividend periods, whether or not consecutive, and if the aggregate liquidation preference amount of the then-outstanding shares of Series AA Preferred Stock is at least $25.0 million, the total number of positions on our board of directors will automatically increase by two and the holders of the Series AA Preferred Stock, acting as a single class, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid full dividends for at least four consecutive quarterly dividend periods. If full dividends have not been paid on the Series AA Preferred Stock for five or more quarterly dividend periods, whether or not consecutive, we must invite a representative selected by the holders of a majority of the outstanding shares of Series AA Preferred Stock, voting as a single class, to attend all meetings of our board of directors in a nonvoting observer capacity. Any such representative would not be obligated to attend any board meeting to which he or she is invited, and this right will end when we have paid full dividends for at least four consecutive dividend periods.

Our preferred shares impact net income available to our common stockholders and our earnings per share.

The dividends declared on the Series AA Preferred Stock reduce net income available to common shareholders and our earnings per common share. The Series AA Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company.

The Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act established the new CFPB, included provisions that allow financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, includes new restrictions on how mortgage brokers and loan originators may be compensated, included additional mortgage origination provisions including risk retention, and adds and modifies many other regulations applicable to insured depository institutions. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are many regulations under the Dodd-Frank Act that have not yet been proposed or adopted. We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition. The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans. Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition. For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

State and federal banking agencies, including the FDIC and the Maryland Office of the Commissioner of Financial Regulation, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a state or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of banks and other financial institutions. We must generally receive regulatory approval before we can acquire an institution or business. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our internal growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carries with it numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed on attractive terms, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. Our capital requirements for the foreseeable future are currently satisfied. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired. In addition, if we decide to raise additional equity capital, your interest in Howard Bancorp could be diluted. Furthermore, if we raise additional capital through the issuance of debt securities, there can be no assurance that sufficient revenues or cash flow will exist to service such debt.

The market value of our investments could negatively impact stockholders’ equity.

All of our securities investment portfolio as of December 31, 2012 has been designated as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

Security breaches in our Internet banking activities or other communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $115,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds, and insurance companies operating locally and elsewhere. There are also a number of smaller community-based banks that pursue similar operating strategies as Howard Bank. In addition, some of our competitors have recently offered loans with lower fixed rates and loans on more attractive terms than we have been willing to offer. Our continued profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by our competition may limit our ability to increase our interest earning assets. See “Item 1. Business—Competition” for more information about competition in our market area.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

Anti-takeover provisions in our corporate documents and in Maryland corporate law may make it difficult and expensive to remove current management.

Anti-takeover provisions in our corporate documents and in Maryland law may render the removal of our existing board of directors and management more difficult. Consequently, it may be difficult and expensive for our stockholders to remove current management, even if current management is not performing adequately.

Our articles of incorporation limit the liability of our directors and officers.

Our articles of incorporation provide that, to the full extent permitted by Maryland law, no director or officer of Howard Bancorp will be liable to us or our stockholders for money damages. This limitation could impair the ability of us and our stockholders to recover for damages resulting from acts or omissions of our directors and officers.

The market price for our common stock may be volatile.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Factors that may affect market sentiment include:

•	operating results that vary from the expectations of our management or of securities analysts and investors;
•	developments in our business or in the financial service sector generally;
•	regulatory or legislative changes affecting our industry generally or our business and operations in particular;
•	operating and securities price performance of companies that investors consider to be comparable to us;
•	changes in estimates or recommendations by securities analysts;
•	announcements of strategic developments, acquisitions, dispositions, financings and other material events by us or our competitors; and
•	changes in financial markets and national and local economies and general market conditions, such as interest rates and stock, commodity, credit or asset valuations or volatility.

Since 2008 and continuing through the present, the business environment for financial services firms has been extremely challenging. During this period many publicly traded financial services companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies. We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

While the U.S. and other governments continue efforts to restore confidence in financial markets and promote economic growth, further market and economic turmoil could still occur in the near- or long-term, negatively affecting our business, financial condition and results of operations, as well as the price, trading volume and volatility of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company’s leases its headquarters located at Columbia 100 Corporate Park in Ellicott City, Maryland (6011 University Blvd.). The headquarters’ space is approximately 8,700 square feet on the 3rd floor. A full service branch is located on the ground floor of the same building and contains approximately 2,850 square feet. A separate drive-thru facility is adjacent to this building. Howard Bank operates four additional full service branches, leasing all of them except for our Ellicott City Branch, and also leases a limited service regional office in Annapolis, as further described below.

Our second branch is located in the Hickory Ridge Village Center in Columbia, Maryland (6430 Freetown Rd.), and consists of an approximate 2,400 square foot full service branch and a three lane drive-thru facility.

A third branch is located in Maple Lawn near the intersection of Johns Hopkins Road and Old Columbia Road/Route 29 in Laurel, Maryland (10985 John Hopkins Road) and consists of an approximate 3,000 square foot full service branch and a three lane drive-thru facility.

We own the property on U.S. Route 40 at 10163 Baltimore National Pike, Ellicott City, MD 21042 at which we operate an approximate 3,100 square foot full service branch and three lane drive-thru facility. An additional commercial building on this property includes approximately 9,000 square feet of retail space on the ground floor and an additional approximate 5,900 square feet of office space on the second floor that we use for our operations and support functions.

We also maintain an approximately 2,400 square foot regional office that functions as a regional office, which we opened in 2010, in the Annapolis Exchange Building in Annapolis, Maryland (197 Annapolis Exchange Parkway, Suite 140). This office houses lending, business development and relationship management functions ..

We opened a fifth branch location by relocating the limited branch services previously operated out of our Annapolis office to a new full service branch during the second quarter of 2012. We executed a lease for this location on December 27, 2011 for approximately 2,756 square feet of space located on the first floor of a building located at 116 Defense Highway in Annapolis, Maryland.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on The NASDAQ Stock Market under the symbol “HBMD.” Prior to July 23, 2012, our stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”).

The following table reflects the high and low sale prices for the periods presented. Quotations for the third and fourth quarters of 2012 are based on NASDAQ listings and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions; quotations for 2011 and the first two quarters of 2012 is based on information posted on the OTCBB by broker dealers and these prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

	2012		2011
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$5.40	$4.51	$7.25	$5.60
Second	7.35	5.40	7.00	6.05
Third	9.55	6.55	6.10	5.10
Fourth	7.56	6.01	5.30	4.60

At February 28, 2013, we had 339 stockholders of record.

Dividends

We have not paid any dividends on our common stock since our inception and we presently do not intend to pay any dividends in the foreseeable future. We expect that we will retain all earnings, if any, for operating capital. Our ability to pay dividends is dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Maryland and federal law and regulations, our income and financial condition, tax considerations, and general business conditions. In addition, there are restrictions on our ability to pay dividends on our common stock if we are in arrears in the required dividend payment on our Series AA Preferred Stock.

Use of Proceeds from Initial Public Offering

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, was declared effective by the Securities and Exchange Commission on May 14, 2012. We sold a total of 1,396,364 shares of common stock in our initial public offering for aggregate gross proceeds of $10.2 million.

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. We have not yet used any of the net proceeds of the initial public offering, which have been placed in in deposit accounts at Howard Bank until they can be utilized.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2012	2011	2010	2009	2008
Operation Statement Data:
Interest income	$15,537	$14,640	$14,255	$12,426	$12,288
Interest expense	2,005	2,017	2,907	3,744	4,938
Provision for credit losses	718	1,164	1,633	3,670	1,150
Noninterest income	768	1,137	741	756	515
Noninterest expense	10,823	10,148	8,707	9,260	6,145
Federal and state income tax expense (benefit)	1,138	1,063	816	(1,304)	233
Net income	1,621	1,385	933	(2,188)	337
Dividends	616	451	326	274	-
Net income (loss) available to common shareholder	1,005	934	607	(2,462)	337

Per share data and shares outstanding:
Net income per common share, basic	$0.31	$0.35	$0.23	$(0.94)	$0.13
Net income per common share, diluted	$0.31	$0.35	$0.23	$(0.94)	$0.13
Book value per common share at period end	$8.45	$9.12	$8.73	$8.44	$9.40
Average common shares outstanding	3,269,835	2,638,443	2,634,822	2,633,066	2,631,438
Diluted average common shares outstanding	3,269,835	2,638,443	2,634,822	2,633,066	2,640,473
Shares outstanding at period end	4,040,471	2,640,264	2,636,837	2,633,836	2,633,064

Financial Condition data:
Total assets	$401,675	$323,082	$300,219	$286,296	$229,811
Loans receivable (gross)	322,218	276,531	256,307	252,745	204,090
Allowance for credit losses	2,764	3,433	3,523	3,508	2,659
Other interest-earning assets	38,972	15,614	15,338	20,277	14,017
Total deposits	314,858	262,642	239,314	228,743	182,486
Borrowings	38,987	22,984	31,024	28,458	21,928
Total stockholders’ equity	46,721	36,630	29,288	28,514	24,756
Common equity	34,159	24,068	23,016	22,242	24,756
Average asset	356,355	306,567	302,095	257,249	209,223
Average stockholders' equity	41,338	31,749	29,004	30,069	24,417
Average common stockholders' equity	28,776	23,737	22,732	24,775	24,417

Selected performance ratios:
Return on average assets	0.45%	0.45%	0.31%	(0.85)%	0.16%
Return on average common equity	5.63%	5.83%	4.10%	(8.83)%	1.38%
Net interest margin(1)	3.98%	4.37%	4.01%	3.54%	3.68%
Efficiency ratio(2)	75.69%	73.75%	72.02%	98.11%	78.13%

Asset quality ratios:
Nonperforming loans to gross loans	0.75%	2.13%	2.20%	3.03%	2.22%
Allowance for credit losses to loans	0.86%	1.24%	1.37%	1.39%	1.30%
Allowance for credit losses to nonperforming loans	115.12%	58.39%	62.36%	45.86%	58.65%
Nonperforming assets to loans and other real estate	1.63%	2.79%	3.34%	3.35%	3.22%
Nonperforming assets to total assets	1.32%	2.40%	2.89%	2.97%	2.89%

Capital ratios:
Leverage ratio	12.34%	11.52%	9.52%	10.08%	10.89%
Tier I risk-based capital ratio	14.18%	13.14%	11.14%	11.30%	12.24%
Total risk-based capital ratio	15.02%	14.36%	12.39%	12.55%	13.49%
Average equity to average assets	11.60%	10.36%	9.60%	11.69%	11.67%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2012, 2011 and 2010. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

Overview

Howard Bancorp, Inc. is the holding company for Howard Bank. Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank does not exercise trust powers, and our regulatory structure is the same as a Maryland-chartered commercial bank. As such, our business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to four-family residential loans. Although we plan to continue to focus on commercial customers, we intend to increase our originations of one- to four-family residential mortgage loans going forward, increasing our portfolio of mortgage lending and also selling select loans into the secondary markets.

We are headquartered in Ellicott City, Maryland and we consider our primary market area to be Howard County, Maryland and Anne Arundel County, Maryland. Our secondary market area, primarily for commercial lending, includes the Maryland counties of Baltimore, Carroll, Frederick, Harford as well as Baltimore City. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

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

During the year ended December 31, 2012, our net interest income increased $0.9 million, or 7.0%, compared to the year ended December 31, 2011, primarily as a result of an increase in interest income on loans during the 2012 period. We had net income available to common shareholders of $1.0 million for the year ended December 31, 2012 compared to $934 thousand for the year ended December 31, 2011, a $71 thousand or 7.6% increase. This increase was a result of the increased net interest income and a decrease in the provision for credit losses, partially offset by an increase in noninterest expenses due to increased compensation costs of a growing company, and also a reduction in the level of noninterest income as 2011 included a gain on the sale of real estate, while 2012 reflected a loss on a sale. In addition, there was also a 36.6% increase in dividends paid on preferred stock based upon the higher 2012 average balance. Comparing December 31, 2012 to the same period in 2011, total assets, total loans, and total deposits grew by 24.3%, 16.5%, and 19.9% respectively. Included in this overall deposit growth were our noninterest-bearing deposits which increased $33.8 million or 54.5%. These highly coveted deposits are the most indicative of our growth in overall core relationships.

During the year ended December 31, 2011, our net interest income increased $1.3 million, or 11%, compared to the year ended December 31, 2010, primarily as a result of lower interest paid on deposits during the 2011 period. We had net income available to common shareholders of $934 thousand during the year ended December 31, 2011 compared to net income available to common shareholders of $607 thousand for the same period in 2010, a $327 thousand or 54% increase. This increase was primarily as a result of the increased net interest income and a decrease in the provision for credit losses, partially offset by an increase in noninterest expenses resulting from increased infrastructure costs to support a growing institution and increased cost associated with Other Real Estate Owned (“OREO”) properties. Comparing December 31, 2011 to December 31, 2010, total assets, total loans, and total deposits grew by 8%, 8%, and 10% respectively. While this growth was modest compared to prior years, our noninterest-bearing deposit accounts increased by nearly $13.4 million, or 28%, during 2011.

Our nonperforming assets totaled $5.3 million, or 1.32% of total assets, at December 31, 2012, compared to $7.8 million, or 2.4% of total assets, at December 31, 2011 and $8.7 million, or 2.89% of total assets, at December 31, 2010. We had two loan totaling $249 thousand delinquent more than 90 days at December 31, 2012 compared to $90 thousand (one loan) and $150 thousand (one loan) of such delinquencies at December 31, 2011 and December 31, 2010, respectively. In addition, we provided $718 thousand for credit losses for the year ended December 31, 2012 compared to $1.2 million for credit losses during the year ended December 31, 2011 and $1.6 million during the year ended December 31, 2010, due to the decrease in nonperforming loans and a lower level of required specific reserves for the credit loss provision.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America and general practice within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. We consider the allowance for credit losses to be our most significant accounting policy, which is further described in the notes to our financial statements.

Allowance for credit losses

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

Income Taxes

We account for income taxes under the asset/liability method. We recognize deferred tax assets for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Compensation

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2012 and December 31, 2011 balance sheets are presented below.

Assets

Total assets increased $78.6 million, or 24.3%, to $401.7 million at December 31, 2012 compared to $323.1 million at December 31, 2011. This increase in assets was primarily due to a $45.7 million, or 16.5%, increase in loans, to $322.2 million at December 31, 2012 from $276.5 million at December 31, 2011. Additionally, there were increases in cash and cash equivalents and in the investment securities portfolio of $18.2 million and $13.5 million, respectively, or nearly a 100% increase in each category. The asset growth was funded primarily from increases in customer deposits, which increased from $262.6 million at December 31, 2011 to $314.9 million at December 31, 2012, an increase of $52.2 million or 19.9%. From a funding efficiency perspective, most important was the growth in noninterest-bearing deposits of $33.8 million or 54.5% from $62.0 million at December 31, 2011 to $95.9 million at December 31, 2012. In addition, our total capital levels increased by over $10.0 million or 27.5% year over year, due to both the annual earnings and the additional funds we received as a result of our common stock offering which closed in the third quarter of 2012.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At December 31, 2012 and December 31, 2011 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.5 million and $1.3 million, respectively. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2012		2011		2010
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

U.S. Federal agencies	$26,526	$26,540	$12,774	$12,773	$14,037	$14,037
Mortgage-backed	314	335	568	603	953	1,003
Total	$26,840	$26,875	$13,342	$13,376	$14,990	$15,040

We had securities available for sale of $26.9 million and $13.4 million at December 31, 2012 and December 31, 2011, respectively, which were recorded at fair value. This represents an increase of $13.5 million, or 100.9%, for the year ended December, 2012 from the prior year end. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either the years ended December 31, 2012 or 2011.

With respect to our portfolio of securities available for sale, the portfolio contained one security with an unrealized loss of $52 and four securities with unrealized losses of $2,494 at December 31, 2012 and 2011, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio at December 31, 2012 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2012
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government
Agencies	$23,511	0.17%	$3,015	0.60%	$-	-%	$-	-%	$26,526	0.22%
Mortgage-backed	25	5.06	106	5.08	90	4.84	93	4.88	314	4.95
	$23,536	0.18%	$3,121	0.75%	$90	4.84%	$93	4.88%	$26,840	0.27%

Loan and Lease Portfolio

Total loans and leases increased by $45.7 million or 16.5%, to $322.2 million at December 31, 2012 from $276.5 million at December 31, 2011. At December 31, 2012, total loans were 80.2% of total assets compared to 85.6% of total assets at December 31, 2011. Loan growth throughout the banking industry has been hampered by decreased loan demand resulting from uncertain economic conditions.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $1.6 million at December 31, 2012, and $646 thousand at December 31, 2011.

	December 31,
(dollars in thousands)	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$37,963	11.8%	$39,268	14.2%	$30,604	11.9%	$33,437	13.2%	$32,230	15.8%
Residential - first lien	29,826	9.3	22,087	8.0	22,309	8.7	20,202	8.0	18,986	9.3
Residential - junior lien	7,983	2.5	9,242	3.3	9,889	3.9	10,401	4.1	9,261	4.5
Total residential real estate	37,809	11.7	31,329	11.3	32,198	12.6	30,603	12.1	28,247	13.8
Commercial - owner occupied	61,119	19.0	46,588	16.8	46,947	18.3	43,397	17.2	35,366	17.3
Commercial - non-owner occupied	96,223	29.9	76,880	27.8	58,438	22.8	51,193	20.3	28,758	14.1
Total commercial real estate	157,342	48.8	123,468	44.6	105,385	41.1	94,590	37.4	64,124	31.4
Total real estate loans	233,114	72.3	194,065	70.2	168,187	65.6	158,630	62.8	124,601	61.1
Commercial loans and leases	87,844	27.3	81,243	29.4	86,851	33.9	92,816	36.7	77,436	37.9
Consumer loans	1,260	0.4	1,223	0.4	1,269	0.5	1,299	0.5	2,053	1.0
Total loans and leases	$322,218	100.0%	$276,531	100.0%	$256,307	100.0%	$252,745	100.0%	$204,090	100.0%

As is evident in the above table, we are primarily focused on lending to businesses for both commercial financing loans, and also commercial real estate lending. Although there is a small amount of residential and consumer loans, our business model has always been to focus on the needs of small to mid-sized businesses and their owners.

Loan Portfolio Maturities and Yields

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2012.

	As of December 31, 2012
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total

Real Estate
Construction and land	$25,634	$9,992	$2,337	$37,963
Residential - first lien	-	-	29,826	29,826
Residential - junior lien	-	2,284	5,699	7,983
Total residential real estate	-	2,284	35,525	37,809
Commercial - owner occupied	2,281	33,269	25,569	61,119
Commercial - non-owner occupied	6,749	58,321	31,153	96,223
Total commercial real estate	9,030	91,590	56,722	157,342
Total real estate loans	34,664	103,866	94,584	233,114
Commercial loans and leases	9,632	31,228	46,984	87,844
Consumer loans	939	285	36	1,260
Total	$45,235	$135,379	$141,604	$322,218

Rate terms:
Fixed rate	$9,562	$113,850	$91,893	$215,305
Adjustable rate	35,673	21,529	49,711	106,913
Total	$45,235	$135,379	$141,604	$322,218

Deposits

We accept deposits primarily from the areas in which our offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Customer deposits have historically provided us with a sizeable source of relatively stable and low-cost funds to support asset growth. Our deposit accounts consist of commercial and retail checking accounts, savings accounts, certificates of deposit, money market accounts, and individual retirement accounts. We do not currently accept brokered deposits other than those obtained under Promontory Interfinancial Network’s certificate of deposit account registry service (“CDARS”) program.

We review and update interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, anticipated short term loan demand and our deposit growth goals.

Our deposits increased from $262.6 million at December 31, 2011 to $314.9 million at December 31, 2012, an increase of $52.2 million or 19.9%. The increase resulted primarily from a $33.8 million or 54.5% increase in noninterest-bearing checking accounts, which increased from $62.0 million at December 31, 2011 to $95.9 million at December 31, 2012. During 2012, nearly every category of deposit experienced growth from the 2011 levels, with certificates of deposit levels remaining stable. The growth in deposits was more than sufficient to fund the year over year growth in loans.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated

	December 31,
(dollars in thousands)	2012			2011			2010
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$95,875	30%	-%	$62,044	24%	-%	$48,679	20%	-%
Interest-bearing checking	26,209	8	0.34	17,687	7	0.43	17,152	7	0.42
Money market accounts	70,856	23	0.55	61,267	23	0.70	64,637	27	0.76
Savings	11,107	4	0.51	10,644	4	0.65	13,608	6	1.29
Certificates of deposit $100,000 and over	77,759	25	1.27	79,718	30	1.21	68,118	29	1.76
Certificates of deposit under $100,000	33,052	10	1.01	31,282	12	1.06	27,120	11	1.70
Total deposits	$314,858	100%	0.85%	$262,642	100%	0.91%	$239,314	100%	1.31%

As of December 31, 2012 and 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $77.8 million and $79.7 million, respectively. The following table sets forth the maturity of those certificates as of December 31, 2012.

December 31,
(in thousands)	2012
Three months or less	$23,886
Over three to six months	8,049
Over six to twelve months	27,750
Over one year	18,074
$77,759

Borrowings

Customer deposits remain the primary source of borrowing the Bancorp utilizes to meet funding needs. Other borrowings used consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $39.0 million at December 31, 2012 and $23.0 million at December 31, 2011. Short-term borrowings are summarized on the following table:

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$16,987	0.40%	$6,984	0.62%	$11,024	0.59%
Average for the year	$17,288	0.45%	$12,211	0.39%	$14,983	0.62%
Maximum month-end balance	$23,726		$17,379		$17,424
Federal Funds Purchased and Short-term Borrowed Funds
At period end	$10,000	0.79%	$6,000	0.59%	$14,000	0.96%
Average for the year	$6,468	1.33%	$9,629	0.98%	$8,203	1.49%
Maximum month-end balance	$11,000		$12,500		$14,000

Short-term borrowing totaled $27.0 million at December 31, 2012 and $13.0 million at December 31, 2011. Short-term borrowing consist of overnight electronic sweep products that move customer excess funds from non-interest bearing account to interest bearing ones. Master notes sweep funds from the Bank’s customer accounts to the Bancorp and do not require collateral. Repurchase agreements sweep funds within the Bank and are secured by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2012 and 2011 there were $16.6 million and $5.8 million, respectively in borrowings under these repurchase agreements. We did not utilize any Federal funds purchased at December 31, 2012 or December 31, 2011. At December 31, 2012 we had five advances outstanding totaling $10.0 million and at December 31, 2011 there were three advances outstanding totaling $6 million in short-term advances outstanding under borrowings from the FHLB.

Total Shareholders’ Equity

Total shareholders’ equity increased by $10.1 million or 27.5% from $36.6 million at December 31, 2011 to $46.7 million at December 31, 2012. The increase in shareholder’s equity is primarily the result of the common stock offering and retention of the earnings for 2012, net of preferred dividends paid. On July 20, 2012, we closed our previously announced common stock offering, pursuant to an effective registration statement, and concurrent private placement of its common stock. We raised $9.0 million, net of expenses, of additional capital and issued 1,396,364 shares of our common stock as of the closing date of the offerings.

Total shareholders’ equity at December 31, 2012 represents a capital to asset ratio of 11.63%, while the total shareholders’ equity of at December 31, 2011 represents a capital to asset ratio of 11.34%.

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

	For the year ended December 31,
	2012			2011			2010
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans ans leases: [1]
Commercial loans and leases	$81,056	$4,363	5.38%	$84,384	$4,758	5.64%	$90,787	$4,927	5.43%
Commercial real estate	135,284	7,364	5.44	108,073	6,318	5.85	101,284	5,805	5.73
Construction and land	37,830	2,017	5.33	34,252	1,732	5.06	33,581	1,640	4.88
Residential real estate	32,292	1,561	4.84	32,880	1,646	5.01	31,640	1,664	5.26
Consumer	1,587	75	4.74	1,250	62	4.96	1,390	67	4.82
Total loans	288,050	15,380	5.34	260,839	14,516	5.57	258,682	14,103	5.45
Federal funds sold	25,960	55	0.21	11,891	22	0.19	6,508	28	0.43
Securities: [2]
U.S Gov agencies	23,947	55	0.23	13,845	45	0.33	14,448	49	0.34
Mortgage-backed	472	22	4.67	816	40	4.90	1,364	69	5.06
Other investments	1,208	25	2.06	1,459	17	1.17	1,642	6	0.37
Total securities	25,627	102	0.40	16,120	102	0.63	17,454	124	0.71
Total earning assets	339,637	15,537	4.57	288,850	14,640	5.07	282,644	14,255	5.04
Cash and due from banks	3,781			3,209			11,200
Bank premises and equipment, net	9,656			9,264			5,526
Other assets	6,429			9,136			6,427
Less: allowance for credit losses	(3,147)			(3,890)			(3,702)
Total assets	$356,355			$306,569			$302,095
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$18,997	64	0.34	$15,859	68	0.43	$16,348	69	0.42
Money market	65,603	362	0.55	62,448	438	0.70	56,818	434	0.76
Savings	11,705	59	0.51	11,974	78	0.65	17,020	219	1.29
Time deposits $100,000 and over	60,605	772	1.27	58,845	715	1.21	58,240	1,023	1.76
Other time deposits	51,803	521	1.01	42,322	449	1.06	48,649	827	1.70
Total interest-bearing deposits	208,712	1,778	0.85	191,448	1,748	0.91	197,075	2,572	1.31
Short-term borrowings	23,749	163	0.68	21,840	168	0.77	22,337	215	0.96
Long-term borrowings	7,262	64	0.88	7,666	101	1.32	8,225	120	1.46
Total interest-bearing funds	239,723	2,005	0.84	220,954	2,017	0.91	227,637	2,907	1.28
Noninterest-bearing deposits	74,431			53,040			44,658
Other liabilities and accrued expenses	863			826			796
Total liabilities	315,017			274,820			273,091
Shareholders' equity	41,338			31,749			29,004
Total liabilities & shareholders' equity	$356,355			$306,569			$302,095
Net interest rate spread [3]		$13,532	3.74%		$12,623	4.16%		$11,348	3.77%
Effect of noninterest-bearing funds			0.25			0.21			0.25
Net interest margin on earning assets [4]			3.98%			4.37%			4.01%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Year ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(395)	$(216)	$(179)	$(169)	$192	$(361)
Commercial real estate	1,046	(437)	1,482	513	116	397
Construction and land	285	94	190	92	58	34
Residential real estate	(85)	(56)	(28)	(18)	(80)	62
Consumer	13	(3)	16	(5)	2	(7)
Taxable securities	(0)	(38)	38	(22)	(14)	(8)
Federal funds sold	33	3	30	(6)	(16)	10
Total interest income	897	(653)	1,550	385	258	127

Interest paid on:
Savings deposits	(19)	(17)	(1)	(141)	(108)	(33)
Checking plus interest deposits	(4)	(14)	11	(1)	1	(2)
Money market accounts	(76)	(93)	18	4	(36)	40
Time deposit $100,000 and over	57	35	22	(309)	(316)	7
Other time deposits	72	(23)	95	(377)	(310)	(67)
Short-term borrowings	(5)	(18)	13	(47)	(43)	(4)
Long-term borrowing	(37)	(34)	(3)	(19)	(12)	(7)
Total interest expense	(12)	(166)	154	(890)	(824)	(66)
Net interest earned	$909	$(487)	$1,395	$1,275	$1,082	$193

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the years ended December 31, 2012 and December 31, 2011 is presented below.

General

Net income available to common shareholders increased $71 thousand, or 7.6%, to $1.0 million for the year ended December 31, 2012 compared to net income of $934 thousand for the same period in 2011. The increase in net income available to common shareholders was primarily due to an increase in net interest income which continued to benefit from overall decreases in the cost of funding and a reduction in the provision for credit losses, partially offset by a decrease in noninterest income and an increase in noninterest expenses.

Interest Income

Interest income increased $897 thousand, or 6.1%, to $15.5 million for the year ended December 31, 2012 compared to $14.6 million during the same period in 2011. The increase was primarily due to an $864 thousand, or 6.0%, increase in interest income on loans. Interest income earned on investment securities remained unchanged year over year, while income derived from federal funds sold increased $33 thousand over the same period. The increase in interest income on loans was due to a $27.2 million increase in average loans outstanding for 2012 versus 2011. Partially offsetting the increased revenue from the higher levels of loans was a decrease in the yields earned on the loan portfolio, as the average yield was 5.34% for 2012 compared to 5.57% during 2011.

Interest Expense

Interest expense slightly decreased $12 thousand, or less than 1.0%, totaling $2.0 million for both the years ended December 31, 2012 and December 31, 2011. Even though average interest bearing funds increased by $18.8 million or 8.5% for 2012 versus 2011, the overall rates paid on these funds decreased from 91 basis points for 2011 to 84 basis points during 2012.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $909 thousand, or 7.2%, during the year ended December 31, 2012 compared to the same period in 2011. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth. As noted above, the increase in net interest income was primarily due to increased interest income of $897 thousand, or 6.1%, for the year ended December 31, 2012 compared to the same period in 2011, while the interest expense remained essentially unchanged, even with the growth in deposits and borrowings.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $718 thousand for the 2012 year compared to $1.2 million during 2011, a reduction of $446 thousand, or 38.3%. The $718 thousand provision during 2012 reflects both an improvement in the number and amount of nonperforming loans, as the ratio of nonperforming loans to total loans decreased from 2.13% at December 31, 2011 to 0.72% at December 31, 2012, as well as the additional general provisions that are required given our continued growth in the size of the loan portfolio. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and OREO as a percentage of total assets. This asset quality measure showed improvement for 2012 with a ratio of 1.32% as of December 31, 2012 compared to 2.40% at the end of 2011.

Management analyzes the allowance for credit losses as described in the section entitled “Allowance for Credit Losses.” The provision that is recorded is sufficient, in management’s judgment, to bring the allowance for credit losses to a level that reflects the losses inherent in our loan portfolio relative to loan mix, economic conditions and historical loss experience. Management believes, to the best of its knowledge, that all known losses as of the balance sheet dates have been recorded. However, although management uses the best information available to make determinations with respect to the provisions for credit losses, additional provisions for credit losses may be required to be established in the future should economic or other conditions change substantially. In addition, as an integral part of their examination process, the Maryland Office of the Commissioner of Financial Regulation and the FDIC will periodically review the allowance for credit losses. The Maryland Office of the Commissioner of Financial Regulation and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

Noninterest Income

Noninterest income was $768 thousand for the year ended December 31, 2012 compared to $1.1 million for the year ended December 31, 2011. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $24 thousand during 2012. This increase of 8.1% is due mainly to a $31 thousand or 35.4% increase in service fees, including analysis charges resulting from the growth in both the number of customer accounts and in the balances of the deposits subject to these fees. Partially offsetting this increase was a decrease in overdraft or non-sufficient fees of $23 thousand or 8.1% as there were less customer checks presented where the funds were insufficient to cover the amount of the check.

The Bank began selling mortgage loans into the secondary market during 2010. The gains on sales of loans income derived from these activities increased $94 thousand or 334.1% from $28 thousand in 2011 to $122 thousand for 2012, primarily relate to a rise in volume of loans originated and sold.

Other operating income, which includes certain loan fees and various transaction related fees such as wire transfer fees, interchange fees resulting from debit card transactions and ATM usage fees, increased $103 thousand or 29.2% due to increased customer activity during 2012 compared to 2011. Included in the increase for 2012 was a $49.9 thousand one time pre-payment penalty collected on one commercial credit relationship.

Sales of other real estate owned resulted in a net loss of $131 thousand on the sale of one property held in OREO for 2012, compared to net gains of $459 thousand on the sales of similar properties during 2011. This year over year change related to real estate sales resulted in decreased noninterest income of $590 thousand, and is the primary reason for the overall decrease in total noninterest income for 2012 compared to 2011.

Noninterest Expenses

Noninterest expenses increased $675 thousand or 6.7%, to $10.8 million for the year ended December 31, 2012 compared to the $10.1 million for the year ended December 31, 2011. The largest area of increase in expenditures was in our compensation and benefits, which increased by $1.1 million or 21% for 2012 versus 2011. Compensation costs increased by $830 thousand or 20.5% primarily from the increase in the number of associates that we employ as we continue to grow both in size as well as in locations. This increase also included the commissions paid to mortgage loan originators, which corresponds to the increases in revenues in our mortgage banking activities. Taxes and benefits also increased $225 thousand or 23.0% for 2012 over 2011, partially due to the higher number of staff, but also due to an increase of $153 thousand or 29% in the cost of providing medical insurance.

Occupancy expenses increased $73 thousand or 5.1% from the prior year due to the additional rent expense of our newest branch location in Annapolis, MD, which opened in the first half of 2012, and expenses related to its start-up.

Marketing and business development expenses increased $112 thousand or 22.7% over the prior year to support sales growth and research initiatives in conjunction with ongoing internal growth activities and also our strategic growth initiatives. Professional fees, which consist primarily of legal, accounting and consulting expenses, increased $134 thousand or 33.4% over the prior year from legal and investment banking fees for ongoing strategic growth initiatives, and also organizational and SEC registration matters.

Data Processing fees increased by $98 thousand or 27.8% for 2012 versus 2011 mostly related to the increase in the number of customers and also the introduction of new services such as electronic statements and mobile banking. FDIC assessments decreased $22 thousand or 6.6% in 2012 compared to 2011 primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. OREO valuation costs decreased $729 thousand or 93.8% due to lower operating costs of foreclosed properties and a stabilization of the valuations on the properties held as OREO.

Other operating expensed consists mainly of loan related expenses (including collection costs associated with non-performing assets), and a variety of general expenses such as phone and data lines, supplies and postage and courier services. These expenses decreased slightly, 3.4%. year over year.

Income Tax Expense

Taking into consideration the above stated changes in net interest income, the provision for credit losses, our noninterest income and noninterest expense levels, pretax income increased by $311 thousand or 12.7% from $2.5 million in 2011 to $2.8 million in 2012. Income tax expense amounted to $1.1 million for both the years ended December 31, 2012 and 2011, resulting in effective tax rates of 41.3% and 40.4%, respectively. The effective tax rate is influenced by certain non-deductible expense items relative to pre-tax income.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010 is presented below:

General

Net income available to common shareholders for the year ended December 31, 2011 was $934 thousand, an increase of $327 thousand from net income available to common shareholders of $607 thousand reported for 2010. The increase in net income was primarily due to an increase of $1.3 million or 11.2% in net interest income which continued to benefit from overall decreases in the cost of funding and a $469 thousand reduction in the provision for credit losses, partially offset by an increase in noninterest expenses of $1.4 million, of which nearly $777 thousand was due to declines in the values of foreclosed real estate and $427 thousand was due to compensation and benefit increases.

Interest Income

Interest income increased $385 thousand, or 2.7%, to $14.6 million for the year ended December 31, 2011 compared to $10.3 million during the year ended December 31, 2010. The increase was primarily due to a $413 thousand, or 2.9%, increase in interest income on loans, partially offset by a $22 thousand decrease in interest income earned on investment securities and balances due from depository institutions. The modest increase in interest income on loans was due to a 12 basis point increase in the average loan portfolio yield and an improvement in the mix of loans towards higher-yielding loan products. The decrease in interest income on investment securities was due to a decrease in the average balance of investment securities and, to a lesser extent, an 8 basis point decrease in the average yield earned as short term interest rates continued to decline.

Interest Expense

Interest expense decreased $890 thousand, or 30.6%, to $2.0 million for the year ended December 31, 2011, compared to $2.9 million during the year ended December 31, 2010. This decrease was primarily attributable to continued decreases in interest expense on interest-bearing deposits. The decrease in interest expense on interest-bearing deposits was the result of a decrease in the average balance of interest-bearing deposits and a 40 basis point decrease in the average rate paid on interest-bearing deposits, which was due to both a decrease in the reliance on higher-cost certificates of deposit as a funding source, given our growth in noninterest-bearing deposits, and lower rates paid on money market accounts based on lower market rates.

Net Interest Income

Net interest income increased $1.3 million, or 11.2%, during the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase in net interest income was primarily due to the $824 thousand, or 32.0%, reduction in interest expense on interest-bearing deposits. In addition, interest income increased by $385 thousand, or 2.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Provision for Credit Losses

The provision for credit losses decreased by $469 thousand, or 28.7%, to $1.2 million for the year ended December 31, 2011 from $1.6 million for the year ended December 31, 2010. The $1.2 million provision during 2011 reflects both an improvement in the number and amount of nonperforming loans, as the ratio of nonperforming loans to total loans decreased from 2.20% at December 31, 2010 to 2.13% at December 31, 2011, as well as the additional general provisions that are required given our continued growth in the size of the loan portfolio.

Noninterest Income

Noninterest income was $1.1 million for the year ended December 31, 2011 compared to $741 thousand for the year ended December 31, 2010. Service charges on deposit accounts had a slight decline of $92 thousand. This decrease of 23.6% is due mainly to a decrease in fees related to overdrafts and non-sufficient fund activities on transaction accounts. In the fourth quarter of 2011, the Bank sold two properties previously held as OREO and recorded a gain on sale of $459 thousand, which is included in noninterest income and is the primary reason for the increase in noninterest income during 2011.

Noninterest Expenses

Noninterest expenses increased $1.4 million or 16.6%, to $10.1 million for the year ended December 31, 2011 compared to $8.7 million for the year ended December 31, 2010. The increase was primarily due to an increase of $1.0 million related to both the valuation adjustments in carrying value of OREO and taxes and maintenance related costs on the OREO properties that we held during 2012 and a $427 thousand, or 9.3%, increase in salaries and employee benefits.

Occupancy expenses decreased 5.5% from the prior year due to lower rental cost. In July 2010 the Bank purchased the property that housed our Centennial branch location. This purchase reduced rental expense approximately $170 thousand during 2011.

Marketing and business development expenses increased 36.1% over the prior year to support sales growth and research initiatives in conjunction with ongoing strategic initiatives. Additional professional fee, which consist primarily of legal and consulting expenses, increased 43.7% over the prior year relates to an increase in organizational matters.

Other operating expense consists mainly of loan related expenses (including legal fees associated with non-performing assets) and a variety of general expenses such as phone and data lines, supplies and postage and courier services. These expenses increased $212 thousand or 18.9% year over year. Expenses related to maintaining and servicing operating software and date line increased 16.9% as we continued to provide our customers with the latest technology.

Income Tax Expense

Income tax expense amounted to $1.1 million and $816 thousand for the years ended December 31, 2011 and 2010, respectively, resulting in effective tax rates of 40.4% and 46.6%, respectively. The increase in income tax expense was primarily due to higher income before income tax expense for 2011 compared to 2010. The effective tax rate is influenced by certain non-deductible expense items relative to pre-tax income.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. When in the best interests of Howard Bank and the customer, we will do a troubled debt restructure with respect to a particular loan. When not possible, we seek to aggressively move loans through the legal and foreclosure process within applicable legal constraints.

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Real estate loans:
Construction and land	$432	$-	$-	$-	$-
Residential - First Lien	442	368	-	40	47
Residential - Junior Lien	-	44
Commercial	384	1,988	3,601	3,391	3,100
Commercial and leases	1,143	3,229	1,764	1,454	955
Consumer	-	9	-	-	-
Total non-accrual loans	2,401	5,638	5,365	4,885	4,102
Troubled debt restructure loans:
Real estate loans:
Commercial	-	-	-	2,765	432
Residential - First Lien	-	240	-	-	-
Commercial	-	-	285	-	-
Total troubled debt restructure loans	-	240	285	2,765	432
Total non-performing loans	2,401	5,878	5,650	7,650	4,534
Other real estate owned:
Land	595	595	877	839	2,116
Commercial	2,130	1,084	1,941	-	-
Residential	178	206	206	-	-
Total other real estate owned	2,903	1,885	3,024	839	2,116
Total non-performing assets	$5,304	$7,763	$8,674	$8,489	$6,650
Ratios:
Non-performing loans to total gross loans	0.72%	2.13%	2.20%	3.03%	2.22%
Non-performing assets to total assets	1.32%	2.40%	2.89%	2.97%	2.89%

Included in total non- accrual loans at December 31, 2012 above are seven troubled debt restructured (“TDR”) loans totaling $1.3 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. Six of these TDR’s are commercial loans that represent one relationship totaling $0.9 million and one is a commercial non-owner occupied real estate loan for $0.4 million. Loans 90 days or more past due and still accruing interest at December 31, 2012 consisted of one residential home equity line of credit with a balance of $41 thousand and one residential first lien with a balance of $208 thousand.

Interest income that would have been recorded during the year ended December 31, 2012, 2011 and 2010 if nonaccrual loans had been current and in accordance with their original terms was $113 thousand, $105 thousand and $183 thousand, respectively. No interest income was recorded on such loans during these periods.

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

Nonperforming assets amounted to $5.3 million or 1.32% of total assets, at December 31, 2012 compared to $7.8 million or 2.40% of total assets at December 31, 2011 and $8.7 million or 2.89% of total assets at December 31, 2010. Total nonperforming assets decreased by $2.5 million or 31.7% during 2012 due primarily to a $3.2 million decrease in non-accrual loans, resulting from both collections of funds from borrowers and the receipt of SBA guarantees on certain loans. Also included in the reduction of non-accrual loans was a $1.6 million transfer of one loan into OREO during 2012. Total OREO increased by $1 million due to this transfer into OREO, partially offset by the sale of another property in 2012.

At December 31, 2012, our nonperforming loans consisted mainly of 14 commercial loans totaling $1.2 million, two residential mortgages totaling $442 thousand, two commercial real estate loans totaling $384 thousand, and one construction loan for $432 thousand.

The composition of our nonperforming loans is further described below:

•	Six commercial loans to a local business totaling $0.9 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Eight commercial loans totaling approximately $0.25 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.
•	Two residential first lien mortgages for approximately $442 thousand. Both properties are currently listed for sale, and reserves have been taken such that no further losses are anticipated on these loans.
•	One land loan to a borrower based upon current valuation a specific reserve has been taken, and no further losses are anticipated on this loan.
•	Two commercial real estate loans, the largest of which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $2.9 million at December 31, 2012, $1.9 million at December 31, 2011 and $3.0 million at December 31, 2010. Foreclosed real estate at December 31, 2012 consisted of two office condominiums in Prince George’s County Maryland, several parcels of unimproved land in Baltimore County Maryland, one commercial lot in Baltimore County Maryland, two residential properties in Anne Arundel County Maryland and one commercial building in Sussex County Delaware.

Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.

We maintain an allowance for credit losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the Maryland Commissioner of Financial Regulation and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified loans and criticized loans (classified loans and loans designated as special mention) at the dates indicated.

	December 31,
(in thousands)	2012	2011	2010
Classified loans:
Substandard	$2,401	$5,881	$5,650
Doubtful	-	-	-
Total classified loans	2,401	5,881	5,650
Special mention	-	-	2,017
Total criticized loans	$2,401	$5,881	$7,667

At December 31, 2012, total classified loans consisted of $2.4 million of nonaccrual loans consisting of $1.2 million in commercial business lines and loans, $442 thousand in residential real estate, $384 thousand in commercial real estate loans and $432 thousand in construction and land loans. At December 31, 2011, total criticized loans consisted of $5.6 million of non-accrual loans (consisting primarily of $2.0 million in commercial real estate loans and $3.2 million in commercial business lines and loans) and $0.3 million of performing loans that were considered special mention.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with accounting principles generally accepted in the United States (“GAAP”). The allowance for credit losses consists primarily of two components:

1)	Specific allowances are established for loans classified as substandard or doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for credit losses; and

2)	General allowances established for credit losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in lending policies, procedures, practices or personnel;
•	changes in the level and composition of construction portfolio and related risks;
•	changes and migration of classified assets;
•	changes in exposure to subordinate collateral lien positions;
•	levels and composition of existing guarantees on loans by SBA or other agencies;
•	changes in national, state and local economic trends and business conditions;
•	changes and trends in levels of loan payment delinquencies; and
•	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

Generally, we underwrite commercial loans based on cash flow and business history and receive personal guarantees from the borrowers where appropriate. We generally underwrite commercial real estate loans and residential real estate loans at a loan-to-value ratio of 85% or less. Accordingly, in the event that a loan becomes past due and, randomly with respect to performing loans, we will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values. We will also obtain formal appraisals on a regular basis even if we are not considering liquidation of the property to repay a loan. It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

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

As of December 31, 2012 and 2011, nonperforming loans amounted to $2.4 million and $5.9 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $1.8 million and $2.3 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $0.6 million at December 31, 2012 and $3.6 million at December 31, 2011.

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

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Maryland Office of the Commissioner of Financial Regulation and the FDIC will periodically review the allowance for credit losses. The Maryland Office of the Commissioner of Financial Regulation and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$3,433	$3,523	$3,508	$2,659	$2,671
Charge-offs:
Real estate
Construction and land loans	-	-	-	-	(709)
Residential first lien loans	(79)	-	-	-	-
Residential junior lien loans	(44)	-	(40)	-	-
Commercial owner occupied laons	-	(1,033)	-	-	-
Commercial non-owner occupied loans	(268)	-	(100)	-	-
Commercial loans and leases	(1,129)	(562)	(1,585)	(2,818)	(453)
Consumer loans	(15)	(21)	(29)	(13)	-
	(1,535)	(1,616)	(1,754)	(2,831)	(1,162)
Recoveries:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	-	-	-	-	-
Residential junior lien loans	-	-	-	-	-
Commercial owner occupied laons	-	-	-	-	-
Commercial non-owner occupied loans	63	-	-	-	-
Commercial loans and leases	80	361	135	2	-
Consumer loans	5	1	1	8	-
	148	362	136	10	-

Net recoveries (charge-offs)	(1,387)	(1,254)	(1,618)	(2,821)	(1,162)

Provision for credit losses	718	1,164	1,633	3,670	1,150

Balance at end of year	$2,764	$3,433	$3,523	$3,508	$2,659

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

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1	Amount	Percent1	Amount	Percent1	Amount	Percent1
Real estate
Construction and land loans	$127	11.8%	$174	14.2%	$143	11.9%	$515	13.2%	$663	15.8%
Residential first lien loans	204	9.2	111	8.0	16	9.1	30	8.0	89	9.3
Residential junior lien loans	22	2.5	64	3.3	20	3.8	26	4.1	51	4.5
Commercial owner occupied laons	650	19.0	611	16.8	892	18.2	903	17.2	287	17.3
Commercial non-owner occupied loans	505	29.8	197	27.8	124	22.7	358	20.3	288	14.1
Commercial loans and leases	1,227	27.3	2,233	29.4	2,294	33.8	1,658	36.7	1,253	37.9
Consumer loans	29	0.4	43	0.5	34	0.5	18	0.5	28	1.1
Total	$2,764	100.0%	$3,433	100.0%	$3,523	100.0%	$3,508	100.0%	$2,659	100.0%

(1)	Represents the percent of loans in each category to total loans

We measure the historic loss performance based upon the levels of losses incurred in each preceding 24-month period. As is evidenced in the table above reflecting the amount of charge-off activity per segment, commercial loans has for most years been the category with the most credit losses, and thus the allocation of the total allowance at December 31, 2012 reflects this historic loss experience.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2012 and December 31, 2011.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

•	Expected loan demand;
•	Expected deposit flows and borrowing maturities;
•	Yields available on interest-earning deposits and securities; and
•	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2012 and 2011, cash and cash equivalents totaled $36.4 million and $18.2 million, respectively. The large increase for 2012 was the result of the growth in our deposits and other sources of funds outpacing the growth in our total loans, and these excess funds provided were maintained in cash and cash equivalents in order to provide maximum liquidity for future needs.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2012 and 2011, we had $80.7 million and $59.5 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $34.1 million and $31.2 million at December 31, 2012 and 2011, respectively, and $40.5 million and $23.4 million in unused lines of credit to borrowers at December 31, 2012 and 2011, respectively. In addition to commitments to originate loans and unused line of credits we had $6.2 million and $5.0 million in letters of credit at December 31, 2012 and 2011, respectively. Certificates of deposit due within one year of December 31, 2012 and 2011 totaled $74.7 million, or 23.7% of total deposits, and $67.5 million, or $25.7% of total deposits, at December 31, 2012 and 2011, respectively. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2012.

Our primary investing activity is originating loans. During the years ended December 31, 2012 and December 31, 2011, cash used to fund net loan growth was $48.8 million and $23.3 million, respectively. During these periods, we purchased $47.0 million and $39.2 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $52.2 million and $23.3 million, respectively, during the years ended December 31, 2012 and 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $22 million in 2012 compared to $16 million in 2011. At December 31, 2012, we had the ability to borrow up to a total of $69.4 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012 and 2011, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See— “Item 1. Business—Supervision and Regulation—Howard Bank—Banking Regulation—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2012 and December 31, 2011 are as follows:

	December 31,
(in thousands)	2012	2011

Unfunded loan commitments	$34,057	$31,203
Unused lines of credit	40,493	23,424
Letters of credit	6,178	4,902

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2012, December 31, 2011 or December 31, 2010 as a liability for credit loss related to these commitments.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued

ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified in its entirety in the same reporting period. For other amounts that are not to be reclassified in their entirety to net income, an entity is required to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.

ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and is not expected to have a significant impact on the financial statements.

ASU No. 2011-05, Presentation of Comprehensive Income. This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and required retrospective application for all periods presented.

ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance was effective for our reporting period ended June 30, 2012. The guidance was applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Item 7A. Market Risk Management

Not required as the Company is a smaller reporting company

Part II

Item 8. Financial Statements and Supplementary Data

Report if Independent Registered Public Accounting Firm

STEGMAN

&  C  O  M  P  A  N  Y

CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company's management is responsible for these consolidated statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Howard Bancorp, Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

Baltimore, Maryland

March 22, 2013

Suite 100, 405 East Joppa Road Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman. corn

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands)	2012	2011
ASSETS
Cash and due from banks	$25,739	$17,926
Federal funds sold	10,622	279
Total cash and cash equivalents	36,361	18,205
Securities available-for-sale	26,875	13,376
Nonmarketable equity securities	1,475	1,313
Loans held for sale	1,639	646
Loans and leases, net of unearned income	322,218	276,531
Allowance for credit losses	(2,764)	(3,433)
Net loans Net loans and leases	319,454	273,098
Bank premises and equipment, net	9,573	9,484
Other real estate owned	2,903	1,885
Deferred income taxes	1,160	1,679
Interest receivable and other assets	2,235	3,396
Total assets	$401,675	$323,082
LIABILITIES
Noninterest-bearing deposits	$95,875	$62,044
Interest-bearing deposits	218,983	200,598
Total deposits	314,858	262,642
Short-term borrowings	26,987	12,984
Long-term borrowings	12,000	10,000
Accrued expenses and other liabilities	1,109	826
Total liabilities	354,954	286,452
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01
(liquidation preference of $1,000 per share) authorized 5,000,000;
shares issued and outstanding 12,562 series AA at
December 31, 2012 and December 31, 2011, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,040,471 shares at December 31, 2012 and
2,640,264 shares at December 31, 2011	40	26
Capital surplus	37,484	28,413
Accumulated deficit	(3,386)	(4,391)
Accumulated other comprehensive income	21	20
Total shareholders’ equity	46,721	36,630
Total liabilities and shareholders’equity	$401,675	$323,082

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands)	2012	2011	2010
INTEREST INCOME
Interest and fees on loans and leases	$15,380	$14,516	$14,103
Interest and dividends on securities	102	102	124
Other interest income	55	22	28
Total interest income	15,537	14,640	14,255
INTEREST EXPENSE
Deposits	1,778	1,748	2,572
Short-term borrowings	163	168	215
Long-term borrowings	64	101	120
Total interest expense	2,005	2,017	2,907

NET INTEREST INCOME	13,532	12,623	11,348
Provision for credit losses	718	1,164	1,633
Net interest income after provision for credit losses	12,814	11,459	9,715
NONINTEREST INCOME
Service charges on deposit accounts	322	298	390
Gains on the sale of loans	122	28	53
(Loss) gain on the sale of other real estate owned	(131)	459	-
Other operating income	455	352	298
Total noninterest income	768	1,137	741
NONINTEREST EXPENSE
Compensation and benefits	6,075	5,020	4,593
Occupancy and equipment	1,509	1,436	1,520
Marketing and business development	606	494	363
Professional fees	535	401	279
Data processing fees	451	353	354
FDIC Assessment	310	332	476
Provision for OREO	48	777	-
Other operating expense	1,289	1,335	1,123
Total noninterest expense	10,823	10,148	8,707

INCOME BEFORE INCOME TAXES	2,759	2,448	1,749
Income tax expense	1,138	1,063	816
NET INCOME	$1,621	$1,385	$933
Preferred stock dividends	616	451	326
Net income available to common shareholders	$1,005	$934	$607
NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.31	$0.35	$0.23
Diluted	$0.31	$0.35	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net Income	$1,621	$1,385	$933
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	2	(16)	(49)
Related income tax benefit (expense)	(1)	6	19
Comprehensive income	$1,622	$1,375	$903

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total

Balances at January 1, 2010	$6,272	2,633,836	$26	$28,098	$(5,932)	$50	$28,514
Net income	-	-	-	-	933	-	933
Net unrealized loss on securities	-	-	-	-	-	(20)	(20)
Dividends paid on preferred stock	-	-	-	-	(326)	-	(326)
Issuance of common stock:
Stock awards	-	3,001	-	21	-	-	21
Stock-based compensation	-	-	-	166	-	-	166
Balances at December 31, 2010	6,272	2,636,837	26	28,285	(5,325)	30	29,288
Net income	-	-	-	-	1,385	-	1,385
Net unrealized loss on securities	-	-	-	-	-	(10)	(10)
Issuance of series AA preferred stock	12,562	-	-	-	-	-	12,562
Dividends paid on preferred stock	-	-	-	-	(451)	-	(451)
Repurchase of series A and series B preferred stock	(6,272)	-	-	-	-	-	(6,272)
Issuance of common stock:
Stock awards	-	3,427	-	22	-	-	22
Stock-based compensation	-	-	-	106	-	-	106
Balances at December 31, 2011	12,562	2,640,264	26	28,413	(4,391)	20	36,630
Net income	-	-	-	-	1,621	-	1,621
Net unrealized gain on securities	-	-	-	-	-	1	1
Dividends paid on preferred stock	-	-	-	-	(616)	-	(616)
Issuance of common stock:
Stock offering	-	1,396,364	14	8,966	-	-	8,980
Stock awards	-	3,843	-	22	-	-	22
Stock-based compensation	-	-	-	83	-	-	83
Balances at December 31, 2012	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,621	$1,385	$933
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	718	1,164	1,633
Deferred income taxes	518	991	816
Provision for other real estate owned	48	777	-
Depreciation	523	455	356
Stock-based compensation	105	128	187
Net accretion of investment securities	42	181	173
Loans originated for sale	(10,777)	(3,298)	(7,751)
Proceeds from loans originated for sale	9,907	3,744	6,726
Gains on sales of loans	(122)	(28)	(53)
Loss (gain) on sales of other real estate owned, net	131	(459)	-
Decrease in interest receivable	(93)	(111)	(128)
Decrease in interest payable	(10)	(27)	(30)
Decrease (increase) in other assets	1,092	52	(283)
Increase in other liabilities	292	260	41
Net cash provided by operating activities	3,995	5,214	2,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(47,018)	(39,185)	(53,221)
Proceeds from maturities of investment securities available-for-sale	33,479	40,652	53,379
Net increase in loans and leases outstanding	(48,799)	(23,283)	(7,350)
Proceeds from the sale of other real estate owned	527	2,626	-
Purchase of premises and equipment	(612)	(700)	(7,213)
Net cash used in investing activities	(62,423)	(19,890)	(14,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	33,831	13,365	9,681
Net increase in interest-bearing deposits	18,385	9,963	890
Net increase (decrease) in short-term borrowings	14,004	(12,040)	4,566
Proceeds from issuance of long-term debt	2,000	4,000	-
Repayment of long-term debt	-	-	(2,000)
Net proceeds from issuance of common stock, net of cost	8,980	-	-
Net proceeds from issuance of preferred stock, net of cost	-	6,290	-
Cash dividends on preferred stock	(616)	(451)	(326)
Net cash provided by financing activities	76,584	21,127	12,811

Net increase in cash and cash equivalents	18,156	6,451	1,026

Cash and cash equivalents at beginning of period	18,205	11,754	10,728

Cash and cash equivalents at end of period	$36,361	$18,205	$11,754

SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,015	$1,774	$2,937
Cash payments for income taxes	$490	$330	$-
Transferred from loans to other real estate owned	$1,598	$1,805	$2,147

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of the Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has three subsidiaries, two of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

Bancorp was incorporated in April of 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. The Company is a single bank holding company with one subsidiary, Howard Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Division of Financial Regulation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, its subsidiary bank and the bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated. The parent company only financial statements report investments in the subsidiary bank under the equity method. Certain reclassifications may have been made to the prior year’s consolidated financial statements to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities and deferred income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, cash items in the process of clearing, federal funds sold, and interest-bearing deposits with banks with original maturities of less than 90 days. Generally, federal funds are sold as overnight investments.

Investment Securities

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are acquired as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at estimated fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income (loss), net of deferred taxes, a separate component of shareholders’ equity, when appropriate. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value or that management would be required to sell the security before recovery in fair value.

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements such as Federal Home Loan Bank stock. These securities are accounted for at cost.

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market value of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on rate lock commitments.

Loans and Leases

Loans are stated at their principal balance outstanding, plus deferred origination costs, less unearned discounts and deferred origination fees. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are amortized to income over the contractual life of the related loans. Generally, accrual of interest on a loan is discontinued when the loan is delinquent more than ninety days unless the collateral securing the loan is sufficient to liquidate the loan. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are tested for impairment no later than when principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer installment loans which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan may be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company’s impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes; owner occupied loans and non-owner occupied loans. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than owner occupied CRE loans. The residential mortgage loan segment is further disaggregated into two classes: first lien mortgages and second or junior lien mortgages.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Credit losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The specific component of the allowance for credit losses also includes management’s determination of the amounts necessary given concentrations and changes in portfolio mix and volume.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the FDIC, are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses also incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience experienced, the other factors that are measured and monitored in the overall determination of the allowance include:

•	Changes in lending practices within the underwriting process
•	Additional risk presented for construction related loans
•	Changes in levels, and migration of classified loans
•	Collateral lien positions for real estate based loans
•	Amount of loans with SBA guarantees and the related net exposure levels
•	The current economic condition of the market and observable trends in the economy
•	Level of current delinquency levels and non-performing loans with recent trends of each
•	Any other factors which management believes may impose additional risk within each portfolio segment

Each of these qualitative risk factors are measured based upon data generated either internally, or in the case of economic conditions utilizing independently provided data on items such as unemployment rates, commercial real estate vacancy rates, or other market data deemed relevant to the business conditions within the markets served.

The Company’s loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged to the Company’s established allowance for loan losses. All loans are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan should be moved to nonaccrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off against the allowance for loan losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

Other Real Estate Owned

Other real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of book value or fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Revenues and expenses from operations are included in noninterest income. Additions to the valuation allowance are included in noninterest expense. Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment, 3 to 5 years for computer software and hardware. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Interest and penalties related to income tax matters are recognized in income tax expense.

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2007

Net Income Per Common Share

Basic net income per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants.

Share-Based Compensation

Compensation cost is recognized for stock options issued to directors and employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to the director or employee first becomes eligible to retire.

Compensation expense for non-vested common stock awards is based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the statement of financial condition when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. In certain cases, the recourse to the Bank to repurchase assets may exist but is deemed immaterial based on the specific facts and circumstances.

New Accounting Pronouncements

ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified in its entirety in the same reporting period. For other amounts that are not to be reclassified in their entirety to net income, an entity is required to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.

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

Note 2: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2012, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and two domestic correspondents as partial compensation for services they provided to the Company.

Note 3: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	December 31,
(in thousands)	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$26,526	$14	$-	$26,540	$12,774	$1	$2	$12,773
Mortgage-backed	314	21	-	335	568	35	-	603
	$26,840	$35	$-	$26,875	$13,342	$36	$2	$13,376

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either December 31, 2012 or December 31, 2011. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position December 31, 2012 and December 31, 2011:

December 31, 2012
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$3,000	$-	$-	$-	$3,000	$-
Mortgage-backed	-	-	-	-	-	-
	$3,000	$-	$-	$-	$3,000	$-

December 31, 2011
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$9,722	$2	$-	$-	$9,722	$2
Mortgage-backed	-	-	-	-	-	-
	$9,722	$2	$-	$-	$9,722	$2

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	December 31,
(in thousands)	2012		2011
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$23,536	$23,544	$6,000	$6,000
After one through five years	3,121	3,136	7,021	7,036
After five through ten years	90	96	168	177
After ten years	93	99	153	163
	$26,840	$26,875	$13,342	$13,376

There were no sales of investment securities during 2012, 2011 or 2010. At December 31, 2012 and December 31, 2011, $16.6 million and $5.8 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at December 31, 2012.

Note 4: Nonmarketable Equity Securities

At December 31, 2012 and December 31, 2011, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank of Atlanta stock, which is required for continued membership, of $1.4 million and $1.3 million, respectively. These investments are carried at cost.

Note 5: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2012 and December 31, 2011 are presented in the following table:

	December 31,
(in thousands)	2012	% of Total	2011	% of Total
Real estate
Construction and land	$37,963	11.8%	$39,268	14.2%
Residential - first lien	29,826	9.3	22,087	8.0
Residential - junior lien	7,983	2.5	9,242	3.3
Total residential real estate	37,809	11.7	31,329	11.3
Commercial - owner occupied	61,119	19.0	46,588	16.8
Commercial - non-owner occupied	96,223	29.9	76,880	27.8
Total commercial real estate	157,342	48.8	123,468	44.6
Total real estate loans	233,114	72.3	194,065	70.2
Commercial loans and leases	87,844	27.3	81,243	29.4
Consumer	1,260	0.4	1,223	0.4
Total loans	$322,218	100.0%	$276,531	100.0%

There were $1.6 million in loans held for sale at December 31, 2012 and there were $646 thousand at December 31, 2011.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment.  These segments are:

•	Commercial business loans & leases– Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small to medium sized businesses.
•	Construction and land loans –Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.
•	Commercial owner occupied real estate loans - Commercial owned-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.
•	Commercial non-owner occupied real estate loans - Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.
•	Consumer loans - This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.
•	Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.
•	Residential junior lien mortgage loans - This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

NOTE 6 – Credit Quality Assessment

Allowance for Credit Losses

Credit risk can vary significantly as losses, as a percentage of outstanding loans, can vary widely during economic cycles and are sensitive to changing economic conditions.  The amount of loss in any particular type of loan can vary depending on the purpose of the loan and the underlying collateral securing the loan.  Collateral securing commercial loans can range from accounts receivable to equipment to improved or unimproved real estate depending on the purpose of the loan.  Home mortgage and home equity loans and lines are typically secured by first or second liens on residential real estate.  Consumer loans may be secured by personal property, such as auto loans or they may be unsecured loan products.

To control and manage credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to credit losses inherent in the total loan portfolio.

Summary information on the allowance for credit loss activity for the years ended December 31 is provided in the following table:

	December 31,
(in thousands)	2012	2011	2010
Balance at beginning of year	$3,433	$3,523	$3,508
Provision for credit losses	718	1,164	1,633
Loan charge-offs	(1,535)	(1,616)	(1,754)
Loan recoveries	148	362	136
Balance at end of year	$2,764	$3,433	$3,523

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the year ended December 31, 2012 and 2011:

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(79)	(44)	-	(268)	(1,129)	(15)	(1,535)
Recoveries	-	-	-	-	63	80	5	148
Provision for credit losses	(47)	172	2	39	513	43	(4)	718
Ending balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764

Ending balance:
individually evaluated for impairment	21	138	-	-	148	257	-	564
collectively evaluated for impairment	106	66	22	650	357	970	29	2,200

Loans:
Ending balance	37,963	29,826	7,983	61,119	96,223	87,844	1,260	322,218
Ending balance:
individually evaluated for impairment	432	442	-	-	3,134	1,568	-	5,576
collectively evaluated for impairment	37,531	29,384	7,983	61,119	93,089	86,276	1,260	316,642

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$143	$16	$20	$892	$124	$2,294	$34	$3,523
Charge-offs	-	-	-	(1,033)	-	(562)	(21)	(1,616)
Recoveries	-	-	-	-	-	361	1	362
Provision for credit losses	31	95	44	752	73	140	29	1,164
Ending balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433

Ending balance:
individually evaluated for impairment	-	68	44	-	-	1,161	-	1,273
collectively evaluated for impairment	174	43	20	611	197	1,072	43	2,160

Loans:
Ending balance	39,268	22,087	9,242	46,588	76,880	81,243	1,223	276,531
Ending balance:
individually evaluated for impairment	-	611	44	1,988	2,783	3,498	9	8,933
collectively evaluated for impairment	39,268	21,476	9,198	44,600	74,097	77,745	1,214	267,598

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired credit is warranted.  At such time an action plan is agreed upon for the particular loan and an appraisal will be ordered (for real estate based collateral) depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 45 day turnaround is requested from the appraiser, who is selected from an approved appraiser list. After receipt of the updated appraisal, the Company’s Watch Committee will determine whether a specific reserve or a charge-off should be taken based upon an impairment analysis. When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by the independent third party appraisal.  Any further collateral deterioration may result in either further specific reserves being established or additional charge-offs.  The President and the Chief Lending Officer have the authority to approve a specific reserve or charge-off between Watch committee meetings to ensure that there are no significant time lapses during this process.

The Company’s systematic methodology for evaluating whether a loan is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, support from financial guarantors.   In measuring impairment, the Company looks to the discounted cash flows of the project itself or the value of the collateral as the primary sources of repayment of the loan. The Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan relationship as both a secondary source of repayment and for the potential as the primary repayment of the loan.

The Company typically relies on recent third party appraisals of the collateral to assist in measuring impairment.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.
•	The borrower may be contacted for a meeting to discuss an update or revised action plan which may include a request for additional collateral.
•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan.
•	At the Watch committee meeting the loan may be downgraded and a specific reserve may be decided upon in advance of the receipt of the appraisal if it is determined that the likelihood of repayment is in doubt.

The Company generally follows a policy of not extending maturities on non-performing loans under existing terms. The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. Maturity date extensions only occur under terms that clearly place the Company in a position to assure full collection of the loan under the contractual terms and /or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan.  These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan maturities, but the Company does not extend loans based solely on guarantees.  As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

Collateral values or estimates of discounted cash flows (inclusive of any potential cash flow from guarantees) are evaluated to estimate the probability and severity of potential losses.  A specific amount of impairment is established based on the Company’s calculation of the probable loss inherent in the individual loan. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,531	$29,384	$7,983	$61,119	$95,839	$86,701	$1,260	$319,817
Special mention	-	-	-	-	-	-	-	-
Substandard	432	442	-	-	384	1,143	-	2,401
Doubtful	-	-	-	-	-	-	-	-
Total	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$39,268	$21,476	$9,198	$44,600	$76,880	$78,014	$1,214	$270,650
Special mention	-	-	-	-	-	-	-	-
Substandard	-	611	44	1,988	-	3,229	9	5,881
Doubtful	-	-	-	-	-	-	-	-
Total	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

•	Special mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,531	$29,176	$7,942	$61,119	$95,839	$86,393	$1,260	$319,260
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	308	-	308
Greater than 90 days past due	-	208	41	-	-	-	-	249
Total past due	$-	$208	$41	$-	$-	$308	$-	$557

Non-accrual loans	432	442	-	-	384	1,143	-	2,401

Total loans	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$39,268	$21,719	$9,198	$44,600	$75,790	$77,951	$1,214	$269,740
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	1,000	63	-	1,063
Greater than 90 days past due	-	-	-	-	90	-	-	90
Total past due	$-	$-	$-	$-	$1,090	$63	$-	$1,153

Non-accrual loans	-	368	44	1,988	-	3,229	9	5,638

Total loans	$39,268	$22,087	$9,242	$46,588	$76,880	$81,243	$1,223	$276,531

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $2.7 million which is less than one percent of total loans outstanding as of December 31, 2012 and represents a decrease from the total of $5.7 million or 2.07% of total loans at December 31, 2011.

The impaired loans for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	432	442	-	-	3,134	1,568	-	5,576
With an allowance recorded	432	442	-	-	381	540	-	1,795
With no related allowance recorded	-	-	-	-	2,753	1,028	-	3,781

Related allowance	21	138	-	-	148	257	-	564

Unpaid principal	432	442	-	-	3,372	1,580	-	5,826

Average balance of impaired loans	439	444	-	-	4,225	1,809	7	6,924
Interest income recognized	18	15	-	-	211	96	1	341

	December 31, 2011
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	611	44	1,988	2,783	3,498	9	8,933
With an allowance recorded	-	368	44	-	-	1,884	-	2,296
With no related allowance recorded	-	243	-	1,988	2,783	1,614	9	6,637

Related allowance	-	68	44	-	-	1,161	-	1,273

Unpaid principal	-	611	44	3,021	2,783	3,533	9	10,001

Average balance of impaired loans	-	609	44	3,044	2,778	3,593	9	10,078
Interest income recognized	-	23	2	52	114	157	-	348

Nonaccrual loans included in impaired loans totaled $2.4 million and $5.6 million at December 31, 2012 and 2011 respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $113 thousand and $105 thousand at December 31, 2012 and 2011, respectively.

In 2012, the Company transferred one loan totaling $1.6 million, net of reserves, to other real estate owned (“OREO”). Management routinely evaluates OREO based upon periodic appraisals. The Company recorded an additional valuation allowance of $48 thousand in non-interest expense for properties whose current appraised value was less than the carried amount. In 2011, the Company transferred one loan totaling $1.8 million, net of reserves, to OREO and recorded a valuation allowance of $777 thousand in non-interest expense.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if they have performed based on all of the restructured loan terms.

The trouble debt restructured loans (“TDRs”) at December 31, 2012 and December 31, 2011 are as follows:

	As of December 31, 2012
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	-	$-	$-
Commercial real estate non-owner occupied	1	381	-	-	381
Commercial loans	6	903	-	-	903
	7	$1,284	-	$-	$1,284

	As of December 31, 2011
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$240	$240
Commercial real estate non-owner occupied	-	-	-	-	-
Commercial loans	5	751	-	-	751
	5	$751	1	$240	$991

A summary of TDR modifications outstanding and performance under modified terms are as follows:

As of December 31, 2012
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	-	-
Total residential real estate	-	-	-
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,284	-	1,284
Extension or other modification	-	-	-
Total commercial	1,284	-	1,284
Total TDR's	$1,284	$-	$1,284

	As of December 31, 2011
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate - first lien
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	-	-	-
Extension or other modification	-	240	240
Total residential real estate	-	240	240
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	353	-	353
Extension or other modification	398	-	398
Total commercial	751	-	751
Total TDR's	$751	$240	$991

There were 7 loans restructured in 2012 and 5 loans restructured in 2011.

Note 7: Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2012	2011
Land	$2,660	$2,660
Building and leasehold improvements	7,430	7,141
Furniture and equipment	2,231	1,912
Software	167	163
	12,488	11,876
Less: accumulated depreciation and amortization	2,915	2,392
Net premises and equipment	$9,573	$9,484

The Company occupies banking, land and office space in five locations under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 10 to 20 years and provide for one or more 5-year renewal options. Rent expense applicable to operating leases amounted to $856 thousand, $800 thousand and $961 thousand for the year ended December 31, 2012, 2011 and 2010, respectively.

The Company owns a property which includes one of our branch locations as well as a building with both office and retail units. In addition to the current branch, the Company utilizes the office portion of the center for Bank purposes and leases the remainder of the space.

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2013	$868
2014	540
2015	315
2016	258
2017	238
Thereafter	1,468
Total minimum lease payments	$3,687

Note 8: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2012			2011
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$95,875	30%	-%	$62,044	24%	-%
Interest-bearing checking	26,209	8	0.34	17,687	7	0.43
Money market accounts	70,856	23	0.55	61,267	23	0.70
Savings	11,107	4	0.51	10,644	4	0.65
Certificates of deposit $100,000 and over	77,759	25	1.27	79,718	30	1.21
Certificates of deposit under $100,000	33,052	10	1.01	31,282	12	1.06
Total deposits	$314,858	100%	0.85%	$262,642	100%	0.91%

The contractual maturities of certificates of deposits greater than $100,000 at December 31, 2012 are shown in the following table:

December 31,
(in thousands)	2012
Three months or less	$23,886
Over three to six months	8,049
Over six to twelve months	27,750
Over one year	18,074
$77,759

Interest expense on deposits for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010 were as follows:

	December 31,
(in thousands)	2012	2011	2010
Interest-bearing checking	$64	$68	$69
Savings and money market	422	517	653
Certificates of deposit $100,000 and over	762	756	1,053
Certificates of deposit under $100,000	530	407	797
Total	$1,778	$1,748	$2,572

Note 9: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and FHLB advances with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2012 and December 31, 2011 is presented below:

	December 31,
	2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	$26,987	0.54%	$12,984	0.68%
Average for the year	$23,756	0.69%	$21,840	0.65%
Maximum month-end balance	$29,726		$29,879

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2012 and 2011 there were $16.6 million and $5.8 million, respectively in borrowings under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $69.4 million on a line of credit arrangement with the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2012 and 2011 there were $22.0 million and $16.0 million, respectively, in advances outstanding under this arrangement.

Note 10: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

	December 31,
(in thousands)	2012	2011
Federal Home Loan Bank Advances [1]
1.59% Due 2014	$2,000	$2,000
0.84% Due 2014	2,000	2,000
0.37% Due 2014	2,000	-
0.32% Due 2014	2,000	-
0.37% Due 2014	2,000	-
0.54% Due 2015	2,000	-
1.82% Due 2013	-	2,000
0.94% Due 2013	-	2,000
0.55% Due 2013	-	2,000
Total long-term borrowings	$12,000	$10,000

(1)	Fixed rate advances

Note 11: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2012	2011	2010

Current federal income tax	$90	$330	$-
Current state income tax	85	-	-
Deferred federal income tax expense	822	511	645
Deferred state income tax expense	140	222	171
Total income tax expense	$1,138	$1,063	$816

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2012	2011	2010
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax expense	5.6	5.6	5.2
Other, net	1.7	0.8	7.5
Effective tax rate	41.3%	40.4%	46.6%

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

	December, 31
(in thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$370	$686
Valuation on foreclosed real estate	710	774
Stock-based compensation	59	59
Deferred loan fees and costs, net	21	42
Other	100	220
Total deferred tax assets	1,260	1,781
Deferred tax liabilities:
Unrealized gain on securities	14	13
Depreciation and amortization	86	89
Total deferred tax liabilities	100	102
Net deferred tax assets	$1,160	$1,679

Note 12: Related Party Transactions

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectibility. Total outstanding balances to the Company’s executive officers, directors and their related interests at are presented below. Total outstanding loans and unfunded commitments to these parties at December 31, 2012 were $20.8 million.

	December 31,
(in thousands)	2012	2011
Balance January 1	$12,768	$11,673
Additions	6,072	2,675
Repayments	3,167	1,580
Balance December 31	$15,673	$12,768

Note 13: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks, and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2012	2011

Unfunded loan commitments	$34,057	$31,203
Unused lines of credit	40,493	23,424
Letters of credit	6,178	4,902

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counterparty. Commitments have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Each customer’s credit-worthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

Note 14: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance which will be in August of 2014. As of December 31, 2012 there have been no exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2012 and 2011, the Company issued 3,843 and 3,427 shares of stock, respectively, to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the years ended:

	December 31,
	2012		2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2012	395,351	$11.16	397,911	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(2,560)	11.11
Balance at December 31, 2012	395,351	$11.16	395,351	$11.16
Exercisable at December 31, 2012	395,351	$11.16	372,201	$11.08
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $6.40 on December 31, 2012 the options outstanding had no aggregate intrinsic value. There were no options exercised during 2012, 2011 or 2010.

Stock-based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized additional stock-based compensation expense related to stock options of $83 thousand for the year ended December 31, 2012, and $106 thousand and $166 thousand during 2011 and 2010, respectively.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted in 2012 and 2011. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.

Note 15: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $110 thousand, $99 thousand and $82 thousand, respectively for the year ended December 31, 2012, 2011 and 2010. The Company’s matching contributions vest immediately.

Note 16: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income (loss) per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Net income applicable to common stock (numerator)	$1,621	$1,385	$933
Preferred dividends	$(616)	$(451)	$(326)
Net income available to common shareholders	$1,005	$934	$607

BASIC
Average common shares outstanding (denominator)	3,269,835	2,638,443	2,634,822
Basic income per common share	$0.31	$0.35	$0.23

DILUTED
Average common shares outstanding	3,269,835	2,638,443	2,634,822
Diluted effect of stock options and warrants	-	-	-
Diluted average common shares outstanding (denominator)	3,269,835	2,638,443	2,634,822
Diluted income per common share	$0.31	$0.35	$0.23

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	514,727	495,141	464,689

Note 17: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures, established by the regulators to ensure capital adequacy, require that the Bank maintain minimum ratios (set forth below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)
Howard Bank	$39,739	12.17%	$26,127	8.00%	$32,659	10.00%
Howard Bancorp	$49,404	15.02%	$26,312	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,978	11.32%	$13,064	4.00%	$19,595	6.00%
Howard Bancorp	$46,640	14.18%	$13,156	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,978	9.79%	$15,109	4.00%	$18,887	5.00%
Howard Bancorp	$46,640	12.34%	$15,114	4.00%	N/A
As of December 31, 2011:
Total capital (to risk-weighted assets)
Howard Bank	$38,172	13.75%	$22,214	8.00%	$27,768	10.00%
Howard Bancorp	$40,127	14.36%	$22,349	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$34,739	12.51%	$11,107	4.00%	$16,661	6.00%
Howard Bancorp	$36,694	13.14%	$11,174	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$34,739	10.92%	$12,725	4.00%	$15,907	5.00%
Howard Bancorp	$36,694	11.52%	$12,737	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the State Banking Commissioner.

Note 18: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the U. S. Treasury, pursuant to which we issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, and from 1% per annum to 7% per annum for the eleventh through the nineteenth dividend periods. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but the Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

The Company has timely declared and paid all dividends on the Series AA preferred stock.

We may redeem the shares of Series AA Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

Note 19: Fair Value

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$26,540	$-	$26,540	$-
Mortgage-backed securities	335	-	335	-
Loans held for sale	1,639	-	1,639	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$12,773	$-	$12,773	$-
Mortgage-backed securities	603	-	603	-
Loans held for sale	646	-	646	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011.

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Impaired loans:
Construction and land	411	-	-	411
Residential - first lien	304	-	-	304
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,985	-	-	2,985
Commercial loans and leases	1,311	-	-	1,311
Consumer	-	-	-	-

December 31, 2011		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,885	$-	$-	$1,885
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	543	-	-	543
Residential - junior lien	-	-	-	-
Commercial - owner occupied	1,988	-	-	1,988
Commercial - non-owner occupied	2,783	-	-	2,783
Commercial loans and leases	2,337	-	-	2,337
Consumer	9	-	-	9

The following table provides a reconciliation of all assets measured at fair value on a nonrecurring basis using significant unobservable inputs at December 31, 2012 and December 31, 2011.

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2011	$1,885	$8,933
Total net gain (losses) for the year included in:
Gain (loss) on sale of foreclosed properties	(131)	-
Other comprehensive gain (loss)	-	-
Purchase and (sales), net	(416)	-
Net transfers in (out)	1,613	(3,115)
Valuation allowance	(48)	(242)
Balance at December 31, 2012	$2,903	$5,576

	Foreclosed	Impaired
(in thousands)	Properties	Loans
Balance at December 31, 2010	$3,024	$9,433
Total net gain (losses) for the year included in:
Gain on sale of foreclosed properties	459	-
Other comprehensive gain (loss)	-	-
Purchase and (sales), net	(2,625)	-
Net transfers in (out)	1,804	218
Valuation allowance	(777)	(718)
Balance at December 31, 2011	$1,885	$8,933

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” December 31, 2012 and 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value:

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

	December 31, 2012
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$36,361	$36,361	$-	$36,361	$-
Nonmarketable equity securities	1,475	1,475	-	1,475	-
Loans and leases	319,454	322,495	-	-	322,495
Financial Liabilities
Deposits	314,858	314,292	-	314,292	-
Short-term borrowings	26,987	26,987	-	26,987	-
Long-term borrowings	12,000	12,025	-	12,025	-

	December 31, 2011
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$18,205	$18,205	$-	$18,205	$-
Nonmarketable equity securities	1,313	1,313	-	1,313	-
Loans and leases	273,098	276,574	-	-	276,574
Financial Liabilities
Deposits	262,642	262,412	-	262,412	-
Short-term borrowings	12,984	12,984	-	12,984	-
Long-term borrowings	10,000	10,052	-	10,052	-

Note 20: Parent Company Financial Information

The condensed financial statement for Howard Bancorp, Inc. (Parent Only) is presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2012	2011
ASSETS
Cash and cash equivalents	$9,969	$2,932
Loans, net of unearned income	250	-
Allowance for credit losses	(3)	-
Net loans	247	-
Investment in subsidiaries	36,999	35,142
Other assets	62	60
Total assets	$47,277	$38,134

LIABILITIES
Short-term borrowings	$376	$1,178
Other Liabilities	180	326
Total liabilities	556	1,504

SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2012 and December 31, 2011, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,040,471 shares at December 31, 2012 and 2,640,264 December 31, 2011	40	26
Capital surplus	37,484	28,413
Accumulated deficit	(3,386)	(4,391)
Accumulated other comprehensive income, net	21	20
Total shareholders’ equity	46,721	36,630
Total liabilities and shareholders’equity	$47,277	$38,134

Statements of Operations

	For the year ended
	December 31,
(in thousands)	2012	2011	2010
INTEREST INCOME
Interest and fees on loans	$3	$-	$-
INTEREST EXPENSE
Short-term borrowings	7	27	29
NET INTEREST EXPENSE	(4)	(27)	(29)
Provision for credit losses	3	-	-
Net interest expense after provision for credit losses	(7)	(27)	(29)
NONINTEREST EXPENSE
Compensation and benefits	83	106	166
Other operating expense	147	111	108
Total noninterest expense	230	217	274
Loss before income tax and equity in undistributed loss of subsidiary	(237)	(244)	(303)
Income tax benefit	(2)	(72)	(4)
Loss before equity in undistributed income of subsidiary	(235)	(172)	(299)
Equity in undistributed income of subsidiary	1,856	1,557	1,232
Net income	$1,621	$1,385	$933
Preferred stock dividends	616	451	326
Net income available to common shareholders	$1,005	$934	$607

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,621	$1,385	$933
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	3	-	-
Deferred income taxes (benefits)	(1)	26	(4)
Share-based compensation	105	128	187
Equity in undistributed income of subsidiary	(1,857)	(1,546)	(923)
(Increase) decrease in other assets	(1)	(44)	29
(Decrease) increase in other liabilities	(145)	295	-
Net cash (used) provided by operating activities	(275)	244	222
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans outstanding	(250)	-	-
Investment in subsidiary	-	(5,024)	(1,500)
Net cash used by investing activities	(250)	(5,024)	(1,500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings	(802)	(819)	(1,743)
Net proceeds from issuance of stock, net of cost	8,980	6,290	-
Cash dividends on preferred stock	(616)	(451)	(326)
Net cash provided by financing activities	7,562	5,020	(2,069)
Net increase in cash and cash equivalents	7,037	240	(3,347)
Cash and cash equivalents at beginning of period	2,932	2,692	6,039
Cash and cash equivalents at end of period	$9,969	$2,932	$2,692

Note 21: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2012 and December 31, 2011:

	2012
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$4,031	$3,898	$3,799	$3,809
Interest expense	456	486	536	527
Net interest income	3,575	3,412	3,263	3,282
Provision for loan losses	68	308	201	141
Noninterest income	219	216	247	86
Noninterest expense	2,979	2,659	2,638	2,547
Net income before income taxes	747	661	671	680
Income tax expenses	306	274	276	282
Net income	441	387	395	398
Preferred stock Dividends	145	157	157	157
Net income available to common shareholders	$296	$230	$238	$241

Net income per common share, basic	$0.11	$0.10	$0.15	$0.15
Net income per common share, diluted	$0.11	$0.10	$0.15	$0.15

77

	2011
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$3,813	$3,702	$3,592	$3,533
Interest expense	508	510	484	515
Net interest income	3,305	3,192	3,108	3,018
Provision for loan losses	424	558	70	112
Noninterest income	633	139	183	182
Noninterest expense	2,791	2,212	2,642	2,503
Net income before income taxes	723	561	579	585
Income tax expenses	371	224	227	241
Net income	352	337	352	344
Preferred stock Dividends	172	115	82	82
Net income available to common shareholders	$180	$222	$270	$262

Net income per common share, basic	$0.13	$0.13	$0.13	$0.13
Net income per common share, diluted	$0.13	$0.13	$0.13	$0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics that applies to all its directors, officers and a copy of the code of ethics will be provided to any person, without charge, upon written request directed to George Coffman, Howard Bancorp, Inc., 6011 University Blvd., Suite 370, Ellicott City, Maryland 21043. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors", “Committees and Meetings of the Board of Directors; Corporate Governance”, “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 29, 2013, (the "Proxy Statement").

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information included under the captions “Director Compensation" and “Executive Compensation” in the Company's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Directors, Officers and Certain Beneficial Owners” in the Company's Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Company's Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information included under the captions “ Fees Paid to Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in the Company's Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to;
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.4 of the Company's Form S-1/A filed February 13, 2012
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Form of Certificate for the Series AA Preferred Stock	Exhibit 4.2 of the Company's Form S-1 filed November 28, 2011
10.1	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.2	Amended and Restated Employment Agreement between Howard Bank and Paul G. Brown dated December 18, 2008	Exhibit 10.2 of the Company's Form S-1 filed November 28, 2011
10.3	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 10.5 of the Company's Form S-1 filed November 28, 2011
10.6	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 10.7 of the Company's Form S-1 filed November 28, 2011
10.8	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.9	Securities Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant to Howard Bancorp’s participation in SBLF	Exhibit 10.9 of the Company's Form S-1 filed November 28, 2011
10.10	Letter Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant with respect to Howard Bancorp’s repurchase of outstanding Series A and Series B Stock issued pursuant to TARP	Exhibit 10.10 of the Company's Form S-1 filed November 28, 2011
10.11	Lease Agreement dated December 4, 2003, by and between Merritt-HF, LLC and Howard Bank (Columbia 100 Corporate Park)	Exhibit 10.11 of the Company's Form S-1 filed November 28, 2011
10.12	Lease Agreement dated January 22, 2004 by and between HRVC, LLC and Howard Bank (Hickory Ridge)	Exhibit 10.12 of the Company's Form S-1 filed November 28, 2011
10.13	Ground Lease Agreement between Hopkins Station General Partnership and Howard Bank dated November 5, 2004 (Maple Lawn)	Exhibit 10.13 of the Company's Form S-1 filed November 28, 2011
10.14	Amendment to Ground Lease Agreement by and between Hopkins Station General Partnership and Howard Bank dated January 26, 2007	Exhibit 10.14 of the Company's Form S-1 filed November 28, 2011
10.15	Office Lease Agreement between Annapolis Exchange Lot IV, LLC and Howard Bank dated July 8, 2009	Exhibit 10.15 of the Company's Form S-1 filed November 28, 2011
10.16	Lease dated as of December 27, 2011 between Direct Invest, L.L.C., et. al. and Howard Bank (Defense Highway)	Exhibit 10.16 of the Company's Form S-1/A filed February 13, 2012
10.17	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Emerald Advisers, Inc.*	Exhibit 10.17 of the Company's Form S-1/A filed April 2, 2012
10.18	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Battlefield Capital Management, LLC*	Exhibit 10.18 of the Company's Form S-1/A filed April 2, 2012
21	Subsidiaries of the Registrant	Exhibit 21 of the Company's Form S-1/A filed February 13, 2012

Exhibit No.	Description	Filed herewith
23	Consent of Stegman & Company
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.

March 27, 2013	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 27, 2013
Mary Ann Scully	Officer, Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 27, 2013
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 27, 2013
Richard G. Arnold

/s/ Nasser Basir	Director	March 27, 2013
Nasser Basir

/s/ Andrew E. Clark	Director	March 27, 2013
Andrew E. Clark

/s/ Arthur D. Ebersberger	Director	March 27, 2013
Arthur D. Ebersberger

/s/ Robert J. Hartson	Director	March 27, 2013
Robert J. Hartson

/s/ Philip W. Gibbs	Director	March 27, 2013
Philip W. Gibbs

/s/ Paul I. Latta, Jr.	Director	March 27, 2013
Paul I. Latta, Jr.

/s/ Barbara K. Lawson	Director	March 27, 2013
Barbara K. Lawson

/s/ Kenneth C. Lundeen	Director	March 27, 2013
Kenneth C. Lundeen

/s/ Robert N. Meyers	Director	March 27, 2013
Robert N. Meyers

/s/ Richard H. Pettingill	Director	March 27, 2013
Richard H. Pettingill

/s/ Steven W. Sachs	Director	March 27, 2013
Steven W. Sachs

/s/ Donna Hill Staton	Director	March 27, 2013
Donna Hill Staton

/s/ Robert W. Smith, Jr.	Director	March 27, 2013
Robert W. Smith, Jr.

/s/ Richard B. Talkin	Director	March 27, 2013
Richard B. Talkin

