Form 10-Q
period 2013-03-31
Howard Bancorp Inc
filed 2013-05-15
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of common stock outstanding as of April 30, 2013.

Common Stock, $0.01 par value – 4,040,471 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly our business plans and strategies, increasing originations of residential mortgage loans, and our selling of loans into the secondary market;
•	the expected closing date of our purchase of a branch from Cecil Bank;
•	statements regarding our intentions in our investment portfolio and the status of unrealized losses in such portfolios;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statements with respect to anticipated losses on nonperforming loans;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits;
•	our statement with respect to adequate liquidity; and
•	the impact on us of pending legal proceedings.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands)	2013	2012
ASSETS
Cash and due from banks	$28,743	$25,739
Federal funds sold	6,448	10,622
Total cash and cash equivalents	35,191	36,361
Securities available-for-sale	17,318	26,875
Nonmarketable equity securities	1,742	1,475
Loans held for sale	1,221	1,639
Loans and leases, net of unearned income	331,005	322,218
Allowance for credit losses	(2,980)	(2,764)
Net loans and leases	328,025	319,454
Bank premises and equipment, net	9,438	9,573
Bank owned life insurance	8,067	-
Other real estate owned	2,725	2,903
Deferred income taxes	1,283	1,160
Interest receivable and other assets	2,311	2,235
Total assets	$407,321	$401,675
LIABILITIES
Noninterest-bearing deposits	$89,866	$95,875
Interest-bearing deposits	233,551	218,983
Total deposits	323,417	314,858
Short-term borrowings	21,752	26,987
Long-term borrowings	14,000	12,000
Accrued expenses and other liabilities	1,025	1,109
Total liabilities	360,194	354,954
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at March 31, 2013 and December 31, 2012, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,040,471 shares at March 31, 2013 and December 31, 2012	40	40
Capital surplus	37,484	37,484
Accumulated deficit	(2,973)	(3,386)
Accumulated other comprehensive income	14	21
Total shareholders’ equity	47,127	46,721
Total liabilities and shareholders’equity	$407,321	$401,675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2013	2012
INTEREST INCOME
Interest and fees on loans	$3,956	$3,773
Interest and dividends on securities	22	23
Other interest income	11	13
Total interest income	3,989	3,809

INTEREST EXPENSE
Deposits	388	463
Short-term borrowings	30	40
Long-term borrowings	21	24
Total interest expense	439	527

NET INTEREST INCOME	3,550	3,282
Provision for credit losses	361	141
Net interest income after provision for credit losses	3,189	3,141

NONINTEREST INCOME
Service charges on deposit accounts	86	78
Gains on the sale of loans	108	37
Loss on the sale of other real estate owned	(37)	(131)
Income from bank owned life insurance	67	-
Other operating income	103	102
Total noninterest income	327	86

NONINTEREST EXPENSE
Compensation and benefits	1,592	1,357
Occupancy and equipment	388	347
Marketing and business development	133	117
Professional fees	146	219
Data processing fees	116	106
FDIC Assessment	77	70
Provision for other real estate owned	-	-
Other operating expense	300	330
Total noninterest expense	2,752	2,546

INCOME BEFORE INCOME TAXES	764	681
Income tax expense	281	282
NET INCOME	$483	$399
Preferred stock dividends	69	157
Net income available to common shareholders	$414	$242
NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2013	2012
Net Income	$483	$399
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(12)	(14)
Related income tax benefit (expense)	5	5
Comprehensive income	$476	$390

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)
Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Comprehensive income:
Net income	-	-	-	-	399	-	399
Net unrealized loss on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(157)	-	(157)
Balances at March 31, 2012	$12,562	2,640,264	$26	$28,413	$(4,149)	$13	$36,865

Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	46,721
Comprehensive income:
Net income	-	-	-	-	483	-	483
Net unrealized loss on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(69)	-	(69)
Balances at March 31, 2013	$12,562	4,040,471	$40	$37,484	$(2,973)	$14	$47,127

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$483	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	361	141
Deferred income taxes (benefit)	(119)	(82)
Depreciation	146	122
Net accretion of investment securities	12	10
Loans originated for sale	(4,205)	(3,988)
Proceeds from loans originated for sale	4,730	3,701
Gains on sales of loans	(108)	(37)
Loss on sales of other real estate owned, net	37	131
Earnings on cash surrender value of BOLI	(67)	-
(Decrease) increase in interest receivable	(37)	66
Increase in interest payable	4	9
(Increase) decrease in other assets	(305)	258
(Decrease) increase in other liabilities	(88)	41
Net cash provided by operating activities	844	771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(5,000)	(16,996)
Proceeds from maturities of investment securities available-for-sale	14,534	9,789
Net increase in loans and leases outstanding	(8,932)	(3,332)
Purchase of bank owned life insurance	(8,000)	-
Proceeds from the sale of other real estate owned	141	436
Purchase of premises and equipment	(11)	(250)
Net cash used in investing activities	(7,268)	(10,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(6,008)	10,158
Net increase in interest-bearing deposits	14,567	12,100
Net (decrease) increase in short-term borrowings	(5,236)	6,196
Proceeds from issuance of long-term debt	4,000	-
Repayment of long-term debt	(2,000)	(4,000)
Cash dividends on preferred stock	(69)	(157)
Net cash provided by financing activities	5,254	24,297

Net increase in cash and cash equivalents	(1,170)	14,715
Cash and cash equivalents at beginning of period	36,361	18,205
Cash and cash equivalents at end of period	$35,191	$32,920

SUPPLEMENTAL INFORMATION
Cash payments for interest	$434	$518
Cash payments for income taxes	$-	$330
Transferred from loans to other real estate owned	$-	$112

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	March 31, - Unaudited				December 31,
(in thousands)	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$17,014	$5	$-	$17,019	$26,526	$14	$-	$26,540
Mortgage-backed	280	19	-	299	314	21	-	335
	$17,294	$24	$-	$17,318	$26,840	$35	$-	$26,875

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either March 31, 2013 or December 31, 2012. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 are presented below:

March 31, 2013 -Unaudited

(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$7,000	$-	$-	$-	$7,000	$-
Mortgage-backed	-	-	-	-	-	-
	$7,000	$-	$-	$-	$7,000	$-

December 31, 2012

(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$3,000	$-	$-	$-	$3,000	$-
Mortgage-backed	-	-	-	-	-	-
	$3,000	$-	$-	$-	$3,000	$-

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	March 31, - Unaudited		December 31,
(in thousands)	2013		2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$14,027	$14,031	$23,536	$23,544
After one through five years	3,104	3,113	3,121	3,136
After five through ten years	163	174	90	96
After ten years	-	-	93	99
	$17,294	$17,318	$26,840	$26,875

There were no sales of investment securities during the three months ended March 31, 2013 or in 2012. At March 31, 2013 and December 31, 2012, $9.4 million and $16.6 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2013 and December 31, 2012 are presented in the following table:

	Unaudited
	March 31,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	41,588	12.6%	$37,963	11.8%
Residential - first lien	28,796	8.7	29,826	9.3
Residential - junior lien	8,241	2.5	7,983	2.5
Total residential real estate	37,037	11.2	37,809	11.7
Commercial - owner occupied	74,248	22.4	61,119	19.0
Commercial - non-owner occupied	88,598	26.8	96,223	29.9
Total commercial real estate	162,846	49.2	157,342	48.8
Total real estate loans	241,471	73.0	233,114	72.3
Commercial loans and leases	88,317	26.7	87,844	27.3
Consumer	1,217	0.4	1,260	0.4
Total loans	$331,005	100.0%	$322,218	100.0%

There were $1.2 million in loans held for sale at March 31, 2013 and $1.6 million at December 31, 2012.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month ended March 31, 2013:

	For the three months ended March 31, 2013 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	-	-	-	(183)
Recoveries	-	-	-	-	30	8	-	38
Provision for credit losses	11	110	-	-	(67)	307	-	361
Ending balance	$138	$131	$22	$650	$468	$1,542	$29	$2,980

Ending balance:
individually evaluated for impairment	21	-	-	-	148	547	-	716
collectively evaluated for impairment	117	131	22	650	320	995	29	2,264
Loans:
Ending balance	41,588	28,796	8,241	74,248	88,598	88,317	1,217	331,005
Ending balance:
individually evaluated for impairment	370	-	-	-	3,118	1,884	-	5,372
collectively evaluated for impairment	41,218	28,796	8,241	74,248	85,480	86,433	1,217	325,633

	For the three months ended March 31, 2012 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	-	(3)	(9)	(79)
Recoveries	-	-	-	-	-	26	-	26
Provision for credit losses	(12)	(9)	22	(13)	199	(50)	4	141
Ending balance	$162	$79	$42	$598	$396	$2,206	$38	$3,521

Ending balance:
individually evaluated for impairment	-	33	-	-	-	1,154	-	1,187
collectively evaluated for impairment	162	46	42	598	396	1,052	38	2,334
Loans:
Ending balance	37,634	22,652	8,934	52,309	79,285	77,286	1,591	279,691
Ending balance:
individually evaluated for impairment	-	473	-	1,983	3,771	3,347	-	9,574
collectively evaluated for impairment	37,634	22,179	8,934	50,326	75,514	73,939	1,591	270,117

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2013 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$41,218	$28,796	$8,241	$74,248	$88,223	$86,849	$1,217	$328,792
Special mention	-	-	-	-	-	-	-	-
Substandard	370	-	-	-	375	1,468	-	2,213
Doubtful	-	-	-	-	-	-	-	-
Total	$41,588	$28,796	$8,241	$74,248	$88,598	$88,317	$1,217	$331,005

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,531	$29,384	$7,983	$61,119	$95,839	$86,701	$1,260	$319,817
Special mention	-	-	-	-	-	-	-	-
Substandard	432	442	-	-	384	1,143	-	2,401
Doubtful	-	-	-	-	-	-	-	-
Total	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

•	Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2013 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$41,218	$28,588	$8,200	$74,248	$88,223	$86,846	$1,217	$328,540
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-		-	-
Greater than 90 days past due	-	208	41	-	-	3	-	252
Total past due	$-	$208	$41	$-	$-	$3	$-	$252

Non-accrual loans	370	-	-	-	375	1,468	-	2,213

Total loans	$41,588	$28,796	$8,241	$74,248	$88,598	$88,317	$1,217	$331,005

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,531	$29,176	$7,942	$61,119	$95,839	$86,393	$1,260	$319,260
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	308	-	308
Greater than 90 days past due	-	208	41	-	-	-	-	249
Total past due	$-	$208	$41	$-	$-	$308	$-	$557

Non-accrual loans	432	442	-	-	384	1,143	-	2,401

Total loans	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $2.5 million or 0.74% of total loans outstanding as of March 31, 2013 which represents a decrease from $2.7 million as of December 31, 2012.

The impaired loans at March 31, 2013 and the year ended December 31, 2012 are as follows:

	March 31, 2013 - Unaudited
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	370	-	-	-	3,118	1,884	-	5,372
With an allowance recorded	370	-	-	-	375	1,468	-	2,213
With no related allowance recorded	-	-	-	-	2,743	416	-	3,159

Related allowance	21	-	-	-	148	547	-	716

Unpaid principal	370	-	-	-	3,181	1,895	-	5,446

Average balance of impaired loans	401	-	-	-	3,673	1,993	-	6,067
Interest income recognized	8	-	-	-	57	25	-	90

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	432	442	-	-	3,134	1,568	-	5,576
With an allowance recorded	432	442	-	-	381	540	-	1,795
With no related allowance recorded	-	-	-	-	2,753	1,028	-	3,781

Related allowance	21	138	-	-	148	257	-	564

Unpaid principal	432	442	-	-	3,372	1,580	-	5,826

Average balance of impaired loans	439	444	-	-	4,225	1,809	7	6,924
Interest income recognized	18	15	-	-	211	96	1	341

Nonaccrual loans included in impaired loans totaled $2.2 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $33 thousand for the first three months of 2013.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2013 and 2012 there were no additional valuation allowances recorded as the current appraised value was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2013 there were no new loans transferred from loans to OREO and one OREO property totaling $178 thousand was sold. For the first three months of 2012, the Company transferred one loan totaling $112 thousand, net of reserves, to OREO. Also in 2012, the Company sold one OREO property totaling $567 thousand.

The trouble debt restructured loans (“TDRs”) at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013 - Unaudited
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$381	-	$-	$381
Commercial loans	6	885	-	-	885
	7	$1,266	-	$-	$1,266

	December 31, 2012
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$381	-	$-	$381
Commercial loans	6	903	-	-	903
	7	$1,284	-	$-	$1,284

A summary of TDRs modifications outstanding and performance under modified terms are as follows:

	March 31, 2013 - Unaudited
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,266	-	1,266
Extension or other modification	-	-	-
Total commercial	1,266	-	1,266
Total TDR's	$1,266	$-	$1,266

	December 31, 2012
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,284	-	1,284
Extension or other modification	-	-	-
Total commercial	1,284	-	1,284
Total TDR's	$1,284	$-	$1,284

There were no new loans restructured in the three months ended March 31, 2013 or March 31, 2012.

Note 5: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	Unaudited
	March 31,		December 31,
(dollars in thousands)	2013		2012
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$89,866	28%	$95,875	30%
Interest-bearing checking	24,775	8	26,209	8
Money market accounts	77,202	24	70,856	23
Savings	11,919	4	11,107	4
Certificates of deposit $100,000 and over	86,403	27	77,759	25
Certificates of deposit under $100,000	33,252	10	33,052	10
Total deposits	$323,417	100%	$314,858	100%

Note 6: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of March 31, 2013 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

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

Stock options and stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. The Company previously maintained an Advisory Board, for which non-employee members were compensated via stock options for meeting attendance. These nonqualified stock options can be granted with terms up to ten years, vest immediately, and are fully exercisable at time of grant. Stock awards granted to directors are based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, and vest immediately. For the three months ended March 31, 2013 directors earned 1,380 shares of stock as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the period ended:

Unaudited
	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2013	395,351	$11.16	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Balance at March 31, 2013	395,351	$11.16	395,351	$11.16
Exercisable at March 31, 2013	395,351	$11.16	395,351	$11.16
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $6.82 at March 31, 2013 the options outstanding had no aggregate intrinsic value. There were no options exercised during 2013.

Note 7: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $28 thousand for the three months ended March 31, 2013 and $24 thousand for the three months ended March 31, 2012. The Company’s matching contributions vest immediately.

Note 8: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Unaudited
	Three months ended
	March 31,
(dollars in thousands, except per share data)	2013	2012
Net income	$483	$399
Preferred dividends	$(69)	$(157)
Net income available to common shareholders (numerator)	$414	$242

BASIC
Average common shares outstanding (denominator)	4,040,471	2,640,264
Basic income per common share	$0.10	$0.09

DILUTED
Average common shares outstanding	4,040,471	2,640,264
Diluted effect of stock options and warrants	-	-
Diluted average common shares outstanding (denominator)	4,040,471	2,640,264
Diluted income per common share	$0.10	$0.09

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	514,727	514,127

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

Management believes that, as of March 31, 2013 and December 31, 2012 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013: (unaudited)
Total capital (to risk-weighted assets)
Howard Bank	$40,490	11.91%	$27,196	8.00%	$33,995	10.00%
Howard Bancorp	$50,033	14.56%	$27,499	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$37,513	11.03%	$13,598	4.00%	$20,397	6.00%
Howard Bancorp	$47,053	13.69%	$13,750	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$37,513	9.61%	$15,621	4.00%	$19,526	5.00%
Howard Bancorp	$47,053	12.04%	$15,629	4.00%	N/A
As of December 31, 2012:
Total capital (to risk-weighted assets)
Howard Bank	$39,739	12.17%	$26,127	8.00%	$32,659	10.00%
Howard Bancorp	$49,404	15.02%	$26,312	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,978	11.32%	$13,064	4.00%	$19,595	6.00%
Howard Bancorp	$46,640	14.18%	$13,156	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,978	9.79%	$15,109	4.00%	$18,887	5.00%
Howard Bancorp	$46,640	12.34%	$15,114	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Commissioner.

Note 10: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and though March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but Bancorp may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

March 31, 2013 - Unaudited		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$17,019	$-	$17,019	$-
Mortgage-backed securities	299	-	299	-
Loans held for sale	1,221	-	1,221	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$26,540	$-	$26,540	$-
Mortgage-backed securities	335	-	335	-
Loans held for sale	1,639	-	1,639	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012.

March 31, 2013 - Unaudited		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,725	$-	$-	$2,725
Impaired loans:
Construction and land	349	-	-	349
Residential - first lien	-	-	-	-
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,970	-	-	2,970
Commercial loans and leases	1,337	-	-	1,337
Consumer	-	-	-	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Impaired loans:
Construction and land	411	-	-	411
Residential - first lien	304	-	-	304
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,985	-	-	2,985
Commercial loans and leases	1,311	-	-	1,311
Consumer	-	-	-	-

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at March 31, 2013 and December 31, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value,

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

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

	March 31, 2013 - Unaudited
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$35,191	$35,191	$-	$35,191	$-
Nonmarketable equity securities	1,742	1,742	-	1,742	-
Loans and leases	328,025	335,872	-	-	335,872
Financial Liabilities
Deposits	323,417	322,979	-	-	322,979
Short-term borrowings	21,752	21,752	-	21,752	-
Long-term borrowings	14,000	14,008	-	14,008	-

	December 31, 2012
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$36,361	$36,361	$-	$36,361	$-
Nonmarketable equity securities	1,475	1,475	-	1,475	-
Loans and leases	319,454	322,495	-	-	322,495
Financial Liabilities
Deposits	314,858	314,292	-	-	314,292
Short-term borrowings	26,987	26,987	-	26,987	-
Long-term borrowings	12,000	12,025	-	12,025	-

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

Total assets increased by over $5.6 million or 1.4% when comparing March 31, 2013 assets of $407.3 million to the $401.7 million at December 31, 2012. Total loans outstanding of $331.0 million at the end of March 2013, showed an increase of $8.8 million or 2.7% compared to total loans of $322.2 million on December 31, 2012. Total deposits grew by $8.6 million or 2.7% when comparing March 31, 2013 to December 31, 2012. Early in the first quarter of 2013, the Bank initiated an investment of $8.0 million in bank owned life insurance (“BOLI”) that is included in other assets on the consolidated balance sheet.

The first quarter of 2013 net income was $483 thousand, which represents an increase of 21.0% over net income for the first quarter of 2012. Net interest income for the quarter ended March 31, 2013 was $3.6 million versus $3.3 million for the first three months of 2012, an increase of approximately $268 thousand or 8.2%. Total noninterest income was $86 thousand for the first quarter of 2012, compared to a total of $327 thousand for the same period in 2013. The first quarter 2012 noninterest income was impacted by a $131 thousand loss on sale of Other Real Estate Owned. Noninterest income for 2013 benefitted from increased income from mortgage banking activities, and the income generated from the recently initiated BOLI program. Total noninterest expenses increased to $2.8 million from $2.5 million for the three month ended March 31, 2013 and 2012, respectively. Most of the increase in expenses was due to additional compensation costs as we continue to expand.

On March 28, 2013, the Bank executed an agreement to acquire approximately $39 million in additional loans and deposits via the purchase of a branch in Harford County, Maryland from Cecil Bank. This transaction is subject to the normal regulatory approval process and is expected to close either late in the second quarter of 2013, or early in the third quarter of 2013.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2013 and December 31, 2012 balance sheets is presented below.

Assets

Total assets increased $5.6 million, or 1.4%, to $407.3 million at March 31, 2013 compared to $401.7 million at December 31, 2012. This asset growth was primarily due to an $8.8 million growth in total loans and an $8.1 million increase in other assets, partially offset by a $9.6 million decrease in investment securities. The increase in others asset is attributed to the Bank’s investment of $8.0 million in BOLI which was purchased in the first quarter of 2013. The asset growth was funded primarily from increases in customer deposits, which increased from $314.9 million at December 31, 2012 to $323.4 million at March 31, 2013, an increase of $8.6 million or 2.7%.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At March 31, 2013 and December 31, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.7 million and $1.5 million, respectively. This investment is required for continued FHLB membership, and is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	March 31, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$17,014	$17,019	$26,526	$26,540
Mortgage-backed	280	299	314	335
Total	$17,294	$17,318	$26,840	$26,875

We had securities available for sale of $17.3 million and $26.9 million at March 31, 2013 and December 31, 2012, respectively, which were recorded at fair value. This represents a decrease of $9.6 million, or 35.6%, from the prior year end. The decreased in our securities was used to fund the $8.0 million BOLI program, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at March 31, 2013. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of less than $1 thousand at both March 31, 2013 and December 31, 2012. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan Portfolio

Total loans increased by $8.8 million or 2.7%, to $331.0 million at March 31, 2013 from $322.2 million at December 31, 2012. At March 31, 2013, total loans were 81.3% of total assets, up slightly compared to 80.2% of total assets at December 31, 2012. Loan growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions. As the economy in our market area has started to gradually improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $1.2 million at March 31, 2013, and $1.6 million at December 31, 2012.

	March 31,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	41,588	12.6%	$37,963	11.8%
Residential - first lien	28,796	8.7	29,826	9.3
Residential - junior lien	8,241	2.5	7,983	2.5
Total residential real estate	37,037	11.2	37,809	11.7
Commercial - owner occupied	74,248	22.4	61,119	19.0
Commercial - non-owner occupied	88,598	26.8	96,223	29.9
Total commercial real estate	162,846	49.2	157,342	48.8
Total real estate loans	241,471	73.0	233,114	72.3
Commercial loans and leases	88,317	26.7	87,844	27.3
Consumer	1,217	0.4	1,260	0.4
Total loans	$331,005	100.0%	$322,218	100.0%

Deposits

Our deposits increased from $314.9 million at December 31, 2012 to $323.4 million at March 31, 2013, an increase of $8.6 million or 2.7%. The increase resulted primarily from an $8.5 million or 8.0% increase in certificates of deposit, which increased from $110.8 million at December 31, 2012 to $119.7 million at March 31, 2013. In addition, interest bearing money market accounts increased $6.3 million or 9.0% from December 31, 2012 to March 31, 2013. Partially offsetting this growth was a decrease in transaction deposits, both interest and non-interest bearing, from $122.1 at December 31, 2012 to $114.6 at March 31, 2013 a decline of $7.4 million or 6.1%, primarily resulting from one customers large deposit at year end 2012, that was subsequently disbursed. The growth in total deposits was sufficient to fund the growth in loans.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	March 31,		December 31,
	2013		2012
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$89,866	28%	$95,875	30%
Interest-bearing checking	24,775	8	26,209	8
Money market accounts	77,202	24	70,856	23
Savings	11,919	4	11,107	4
Certificates of deposit $100,000 and over	86,403	27	77,759	25
Certificates of deposit under $100,000	33,252	10	33,052	10
Total deposits	$323,417	100%	$314,858	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $34.7 million at March 31, 2013 and $39.0 million at December 31, 2012. Short-term borrowings totaled $21.8 million at March 31, 2013 and $27.0 million at December 31, 2012. We had seven long-term FHLB advances outstanding totaling $14 million at March 31, 2013 compared to six FHLB advances outstanding totaling $12 million at December 31, 2012.

Shareholders’ Equity

Total shareholders’ equity increased by $406 thousand, or approximately 1%, from $46.7 million at December 31, 2012 to $47.1 million at March 31, 2013. The increase in shareholder’s equity is the result of the retention of the earnings for the first quarter of 2013.

Total shareholders’ equity at March 31, 2013 represents a capital to asset ratio of 11.57%, while the total shareholders’ equity at December 31, 2012 represents a capital to asset ratio of 11.63%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the three months ended March 31,
	2013			2012
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$84,898	$1,042	4.98%	$77,797	$1,085	5.61%
Commercial real estate	159,515	1,981	5.04	126,974	1,762	5.58
Construction and land	39,558	488	5.00	38,999	519	5.35
Residential real estate	37,933	430	4.60	31,301	391	5.03
Consumer	1,233	15	5.09	1,272	16	5.03
Total loans and leases	323,138	3,956	4.96	276,343	3,773	5.49
Federal funds sold	21,230	11	0.20	28,567	13	0.19
Securities: [2]
U.S. Gov agencies	19,270	11	0.23	14,264	10	0.27
Mortgage-backed	318	4	4.68	575	7	4.69
Other investments	1,486	7	2.00	1,314	7	2.13
Total securities	21,074	22	0.43	16,154	23	0.58
Total earning assets	365,442	3,989	4.43	321,064	3,809	4.77
Cash and due from banks	4,534			3,445
Bank premises and equipment, net	9,515			9,509
Other assets	14,108			6,879
Less: allowance for credit losses	(2,817)			(3,454)
Total assets	$390,782			$337,443
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$24,085	17	0.29	$16,422	17	0.43
Money market	73,828	85	0.47	63,553	111	0.70
Savings	11,656	12	0.41	10,959	17	0.64
Time deposits $100,000 and over	56,325	163	1.17	61,550	180	1.18
Other time deposits	55,103	111	0.82	51,741	137	1.07
Total interest-bearing deposits	220,998	388	0.71	204,224	463	0.91
Short-term borrowings	23,608	30	0.51	18,672	40	0.86
Long-term borrowing	12,089	21	0.69	9,758	24	0.99
Total interest-bearing funds	256,695	439	0.69	232,654	527	0.91
Noninterest-bearing deposits	86,022			66,963
Other liabilities and accrued expenses	979			846
Total liabilities	343,696			300,464
Shareholders' equity	47,086			36,979
Total liabilities & shareholders' equity	$390,782			$337,443
Net interest rate spread [3]		$3,550	3.73%		$3,282	3.86%
Effect of noninterest-bearing funds			0.21			0.25
Net interest margin on earning assets [4]			3.94%			4.11%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the three months ended March 31,
	2013 vs. 2012
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(43)	$(484)	$441
Commercial real estate	219	(684)	903
Construction and land	(31)	(137)	106
Residential real estate	39	(133)	171
Consumer	(1)	0	(1)
Taxable securities	(1)	(24)	23
Federal funds sold	(2)	3	(5)
Interest-bearing deposits in other banks	-	-	-
Total interest income	180	(1,458)	1,638

Interest paid on:
Savings deposits	(5)	(24)	19
Checking plus interest deposits	(1)	(23)	23
Money market accounts	(25)	(146)	120
Time deposit $100,000 and over	(18)	(4)	(13)
Other time deposits	(26)	(126)	100
Short-term borrowings	(10)	(63)	53
Long-term borrowing	(3)	(28)	25
Total interest expense	(88)	(415)	327
Net interest earned	$268	$(1,043)	$1,311

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the three months ended March 31, 2013 and March 31, 2012 is presented below.

General

Net income available to common shareholders increased $172 thousand, or 71.1%, to $414 thousand for the three months ended March 31, 2013 compared to net income of $242 thousand for the three months ended March 31, 2012. This increase was primarily due to increases of $268 thousand or 8.2% in net interest income and $241 thousand in non-interest income and an $88 thousand, or 56.1%, decrease in dividends paid on preferred stock. Partially offsetting these positive changes was an increase in non-interest expense of $206 thousand or 8.1%.

Interest Income

Interest income increased $180 thousand, or 4.7%, to $4.0 million for the three months ended March 31, 2013 compared to $3.8 million for the same period in 2012. The increase was due to a $183 thousand, or 4.9%, increase in interest income on loans. The increase in interest income on loans was due to a 16.9% increase in the average balance of the loan portfolio compared to the three months ended March 31, 2012, partially offset by a decrease in the average yield on such loans despite an improvement in the mix of loans towards higher-yielding loan products. Interest income from our other sources of interest income, our securities portfolio and our selling of fed funds, were generally unchanged.

Interest Expense

Interest expense decreased $88 thousand, or 16.7%, to $439 thousand for the three months ended March 31, 2013, compared to $527 thousand for the same period in 2012. Even though we were able to grow interest bearing sources of funds by $24.0 million or 10.3% for the first quarter of 2013 compared to the first quarter of 2012, total interest expense decreased as the average rates paid on deposits and borrowings decreased from .91% during the quarter ended March 31, 2012 to .69% during the first three months of 2013.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $268 thousand, or 8.2%, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As noted above, the increase in net interest income was due to an increase of $180 thousand, or 4.7%, in interest income with a reduction of $88 thousand or 16.7% in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $361 thousand for the three months ended March 31, 2013 compared to $141 thousand for the same period in 2012, an increase of $220 thousand. The $361 thousand provision for 2013 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, as well as a specific provision required on one loan which was individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $327 thousand for the three months ended March 31, 2013 compared to $86 thousand for the three months ended March 31, 2012, an $241 thousand increase. This increase was primarily a result of the Bank initiating a BOLI program in January 2013, which increased other operating income, as well as an increase in gain on the sale of loans and a decrease in loss on the sale of other real estate owned. The BOLI program generated $67 thousand of income during the first three months of 2013; there was no such income in the first quarter of 2012. The Bank continues to actively selling mortgage loans into the secondary market. The income derived from this activity increased $71 thousand for the first three months of 2013 compared to the same period in 2012. With respect to the decrease in the loss on the sale of other real estate owned, the Bank sold one property held in the other real estate owned (“OREO”) portfolio in the first quarter of 2013 at a loss of $37 thousand compared to the sale of one property sold in the same period of 2012 at a loss of $131 thousand. Other operating income consists mainly of certain loan fees, non-depository account fees and cash surrender value of the BOLI insurance previously mentioned. In addition to the BOLI increase various fees for customer related services such as wire, merchant card and ATM increased $9.3 thousand due to increased transaction related activity over the same period, partially offset by a lower amount of other transaction based fees. In addition to these changes, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased 10.7% to $86 thousand for the three months ended March 31, 2013.

Noninterest Expenses

Noninterest expenses increased $206 thousand or 8.1%, to $2.8 million for the three months ended March 31, 2013 from $2.5 million for the three months ended March 31, 2012. The increase was primarily due to an increase in salaries and employee benefits expenses and occupancy expenses resulting from the continuing growth of our business development initiatives, branch expansion efforts, and operating infrastructure enhancement. Salaries and employee benefits increased $235 thousand or 17.3% in the first three months of 2013 compared to the same period in 2012 primarily as a result of the staffing of our Annapolis branch which opened in the second quarter of 2012, additional business development officers focused on our expansion through the greater Baltimore market, along with additional back office support and normal merit increases. Occupancy costs increases of $41 thousand were primarily from the opening our Annapolis branch. In total, our other categories of expenses reflected a net decrease primarily as legal and loan collection expenses for 2013 were below the levels required during the first quarter of 2012.

Net Income Available to Common Shareholders

Net income available to common shareholders during the three months ended March 31, 2013 increased $172 thousand or 71.1% to $414 thousand compared to $242 thousand during the three months ended March 31, 2012, as a result of the above factors and an $88 thousand, or 56.1%, decrease in preferred stock dividends. Preferred stock dividends were lower during the 2013 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories..

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

(in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Real estate loans:
Construction and land	$370	$432
Residential - First Lien	-	442
Residential - Junior Lien	-	-
Commercial	375	384
Commercial and leases	1,468	1,143
Consumer	-	-
Total non-accrual loans	2,213	2,401
Troubled debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - First Lien	-	-
Commercial	-	-
Total troubled debt restructure loans	-	-
Total non-performing loans	2,213	2,401
Other real estate owned:
Land	595	595
Commercial	2,130	2,130
Residential	-	178
Total other real estate owned	2,725	2,903
Total non-performing assets	$4,938	$5,304
Ratios:
Non-performing loans to total gross loans	0.67%	0.72%
Non-performing assets to total assets	1.21%	1.32%

Included in total non-accrual loans above are seven trouble debt restructured loans totaling $1.3 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There were three loans that were 90 days or more past due and still accruing interest at March 31, 2013 consisting of one commercial credit totaling $3 thousand, one residential first lien of $208 thousand and one residential junior lien for $41 thousand. At December 31, 2012 the two residential loans were 90 days or more past due and still accruing interest.

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

Nonperforming assets amounted to $4.9 million, or 1.21% of total assets, at March 31, 2013 compared to $5.3 million or 1.32% of total assets at December 31, 2012. Total nonperforming assets have decreased by $366 thousand during 2013, with OREO decreasing by $178 thousand with the sale of one commercial property for a loss on sale of $37 thousand, and a net $188 thousand or 7.8% decrease in balances of non-accrual loans. The decrease in non-accrual loans was impacted by the sale of two residential first mortgage loans totaling $442 for which no additional losses were incurred and reductions in the balances of several other non-accrual loans as payments were received, partially offset by three commercial credits totaling $330 thousand which were added to non-accrual status during the first quarter of 2013.

The composition of our nonperforming loans at March 31, 2013 is further described below:

•	Six commercial loans to a local business totaling $0.88 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Nine commercial loans totaling approximately $0.28 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.

•	One land loan for $0.37 million to a borrower that based upon current valuation a specific reserve has been taken, and no further losses are anticipated on this loan.
•	One commercial real estate loan for $0.38 million, which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	One commercial loan for $0.30 million that was added to non-accrual during the first quarter of 2013, and based upon an independent evaluation, a specific reserve has been taken, and no further losses are anticipated on this loan.

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in lending policies, procedures, practices or personnel;
•	changes in the level and composition of construction portfolio and related risks;
•	changes and migration of classified assets;
•	changes in exposure to subordinate collateral lien positions;
•	levels and composition of existing guarantees on loans by SBA or other agencies;
•	changes in national, state and local economic trends and business conditions;

•	changes and trends in levels of loan payment delinquencies; and
•	any other factors that managements considers relevant to the quality or performance of the loan portfolio.

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

As of March 31, 2013 and December 31, 2012, impaired loans amounted to $5.4 million and $5.6 million, respectively. The amount of impaired loans requiring specific reserves totaled $2.2 million and $1.8 million, respectively. The amount of impaired loans with no specific valuation allowance totaled $3.2 million and $3.8 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of year	$2,764	$3,433
Charge-offs:
Real estate
Construction and land loans	-	-
Residential first lien loans	(183)	(23)
Residential junior lien loans	-	(44)
Commercial owner occupied laons	-	-
Commercial non-owner occupied loans	-	-
Commercial loans and leases	-	(3)
Consumer loans	-	(9)
	(183)	(79)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	-
Residential junior lien loans	-	-
Commercial owner occupied laons	-	-
Commercial non-owner occupied loans	30	-
Commercial loans and leases	8	26
Consumer loans	-	-
	38	26

Net recoveries (charge-offs)	(145)	(53)

Provision for credit losses	361	141

Balance at end of period	$2,980	$3,521

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

	March 31, 2013		March 31, 2012
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$138	12.6%	$162	13.5%
Residential first lien loans	131	8.7	79	8.1
Residential junior lien loans	22	2.5	42	3.2
Commercial owner occupied laons	650	22.4	598	18.7
Commercial non-owner occupied loans	468	26.8	396	28.3
Commercial loans and leases	1,542	26.6	2,206	27.6
Consumer loans	29	0.4	38	0.6
Total	$2,980	100.0%	$3,521	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2013 and December 31, 2012. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;

3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2013 and December 31, 2012, cash and cash equivalents totaled $35.2 million and $36.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2013 and December 31, 2012, we had $77.2 million and $74.6 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $38.3 million and $34.1 million at March 31, 2013 and December 31, 2012, respectively, and $38.9 million and $40.5 million in unused lines of credit to borrowers at March 31, 2013 and December 31, 2012, respectively. In addition to commitments to originate loans and unused line of credits we had $6.6 million and $6.2 million in letters of credit at March 31, 2013 and December 31, 2012, respectively. Certificates of deposit due within one year of March 31, 2013 totaled $60.5 million, or 18.7% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2013 cash was utilized by net loan growth of $8.9 million, while for the three months ended March 31, 2012 cash was used to fund net loan growth totaling $3.3 million. During these periods, we purchased $5.0 million and $17.0 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $8.6 million during the three months ended March 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $24 million at March 31,2013 compared to $26 million at December 31, 2012. At March 31, 2013, we had the ability to borrow up to a total of $65.8 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013 and December 31, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
(in thousands)	2013	2012

Unfunded loan commitments	$38,299	$34,057
Unused lines of credit	38,895	40,493
Letters of credit	6,632	6,178

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of March 31, 2013. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 27, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, was declared effective by the SEC on May 14, 2012. We sold a total of 1,396,364 shares of common stock in our initial public offering for aggregate gross proceeds of $10.2 million.

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. We have not yet used any of the net proceeds of the initial public offering, which have been placed in deposit accounts at the Bank until they can be utilized.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.19                 Branch Purchase and Assumption Agreement between Cecil Bank and Howard Bank dated March 28, 2013 (incorporated by reference to Exhibit 10.19 of Bancorp’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

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

HOWARD BANCORP, INC.
(Registrant)

May 14, 2013	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

May 14, 2013	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

