Form 10-Q
period 2013-06-30
Howard Bancorp Inc
filed 2013-08-14
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of common stock outstanding as of July 31, 2013.

Common Stock, $0.01 par value – 4,040,471 shares

HOWARD BANCORP, INC.

As used in this report, “Bancorp” refers to Howard Bancorp, Inc., references to the “Company,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries, collectively, and references to the “Bank” refer to Howard Bank.

This report contains forward-looking statements within the meaning Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly our business plans and strategies, including increasing originations of residential mortgage loans and our mortgage lending portfolio and our selling of loans into the secondary market;
•	the expected timing of the closing of our purchase of a branch from Cecil Bank and the opening of our new branch in Towson, Maryland;
•	statements regarding our intentions with respect to our investment portfolio and the status of unrealized losses in such portfolio;
•	statement regarding anticipated changes in occupancy costs;
•	statement regarding our credit quality;
•	statements with respect to anticipated losses on nonperforming loans;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits; and
•	statement with respect to adequate liquidity.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel; and
•	other risk discussed in this report and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. These and other risk factors are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under “Item 1A Risk Factors”. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands)	2013	2012
ASSETS
Cash and due from banks	$18,657	$25,739
Federal funds sold	5,150	10,622
Total cash and cash equivalents	23,807	36,361
Securities available-for-sale	15,235	26,875
Nonmarketable equity securities	1,922	1,475
Loans held for sale	1,650	1,639
Loans and leases, net of unearned income	351,643	322,218
Allowance for credit losses	(2,951)	(2,764)
Net loans and leases	348,692	319,454
Bank premises and equipment, net	9,337	9,573
Bank owned life insurance	8,137	-
Other real estate owned	2,725	2,903
Deferred income taxes	1,242	1,160
Interest receivable and other assets	2,149	2,235
Total assets	$414,896	$401,675
LIABILITIES
Noninterest-bearing deposits	$83,123	$95,875
Interest-bearing deposits	242,420	218,983
Total deposits	325,543	314,858
Short-term borrowings	19,009	26,987
Long-term borrowings	22,000	12,000
Accrued expenses and other liabilities	711	1,109
Total liabilities	367,263	354,954
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at June 30, 2013 and December 31, 2012, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,040,471 shares at June 30, 2013 and December 31, 2012	40	40
Capital surplus	37,513	37,484
Accumulated deficit	(2,491)	(3,386)
Accumulated other comprehensive income	9	21
Total shareholders’ equity	47,633	46,721
Total liabilities and shareholders’equity	$414,896	$401,675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$8,085	$7,531	$4,129	$3,758
Interest and dividends on securities	41	46	19	23
Other interest income	23	31	12	18
Total interest income	8,149	7,608	4,160	3,799

INTEREST EXPENSE
Deposits	786	939	398	475
Short-term borrowings	57	86	27	46
Long-term borrowings	40	38	19	15
Total interest expense	883	1,063	444	536

NET INTEREST INCOME	7,266	6,545	3,716	3,263
Provision for credit losses	526	342	165	201
Net interest income after provision for credit losses	6,740	6,203	3,551	3,062

NONINTEREST INCOME
Service charges on deposit accounts	168	148	82	70
Gains on the sale of loans	160	80	52	43
Loss on the sale of other real estate owned	(37)	(131)	-	-
Income from bank owned life insurance	137	-	71	-
Other operating income	214	236	110	134
Total noninterest income	642	333	315	247

NONINTEREST EXPENSE
Compensation and benefits	3,355	2,800	1,763	1,443
Occupancy and equipment	747	743	359	396
Marketing and business development	311	290	178	173
Professional fees	389	310	243	91
Data processing fees	239	216	123	110
FDIC Assessment	155	145	78	75
Provision for other real estate owned	-	22	-	22
Other operating expense	605	658	305	328
Total noninterest expense	5,801	5,184	3,049	2,638

INCOME BEFORE INCOME TAXES	1,581	1,352	817	671
Income tax expense	584	558	303	276
NET INCOME	$997	$794	$514	$395
Preferred stock dividends	102	314	33	157
Net income available to common shareholders	$895	$480	$481	$238
NET INCOME PER COMMON SHARE AVAILABLE
Basic	$0.22	$0.18	$0.12	$0.09
Diluted	$0.22	$0.18	$0.12	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the six months ended
	June 30,
(in thousands)	2013	2012
(Unaudited)
Net Income	$997	$794
Other comprehensive income
Investments available-for-sale:
Unrealized holding losses	(20)	(12)
Related income tax benefit	8	5
Comprehensive income	$985	$787

	For the three months ended
	June 30,
(in thousands)	2013	2012
Net Income	$514	$395
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(8)	1
Related income tax benefit (expense)	3	-
Comprehensive income	$509	$396

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)
Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Comprehensive income:
Net income	-	-	-	-	794	-	794
Net unrealized loss on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(314)	-	(314)
Balances at June 30, 2012	$12,562	2,640,264	$26	$28,413	$(3,911)	$13	$37,103

Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Comprehensive income:
Net income	-	-	-	-	997	-	997
Net unrealized loss on securities	-	-	-	-	-	(12)	(12)
Stock-based compensation	-	-	-	29	-	-	29
Dividends paid on preferred stock	-	-	-	-	(102)	-	(102)
Balances at June 30, 2013	$12,562	4,040,471	$40	$37,513	$(2,491)	$9	$47,633

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$997	$794
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	526	342
Deferred income taxes (benefit)	(74)	105
Depreciation	292	246
Stock-based compensation	29	-
Net accretion of investment securities	14	22
Loans originated for sale	(8,115)	(6,256)
Proceeds from loans originated for sale	8,265	6,674
Gains on sales of loans	(160)	(80)
Loss on sales of other real estate owned, net	37	131
Cash surrender value of BOLI	(137)	-
(Decrease) increase in interest receivable	(45)	4
Increase in interest payable	13	12
(Increase) decrease in other assets	(314)	728
(Decrease) increase in other liabilities	(412)	(92)
Net cash provided by operating activities	916	2,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(18,997)	(34,020)
Proceeds from maturities of investment securities available-for-sale	30,603	17,361
Net increase in loans and leases outstanding	(29,764)	(15,354)
Purchase of bank owned life insurance	(8,000)	-
Proceeds from the sale of other real estate owned	141	484
Purchase of premises and equipment	(57)	(548)
Net cash used in investing activities	(26,074)	(32,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(12,752)	10,734
Net increase in interest-bearing deposits	23,437	9,190
Net (decrease) increase in short-term borrowings	(7,979)	16,742
Proceeds from issuance of long-term debt	14,000	-
Repayment of long-term debt	(4,000)	(4,000)
Cash dividends on preferred stock	(102)	(314)
Net cash provided by financing activities	12,604	32,352

Net (decrease) increase in cash and cash equivalents	(12,554)	2,905
Cash and cash equivalents at beginning of period	36,361	18,205
Cash and cash equivalents at end of period	$23,807	$21,110

SUPPLEMENTAL INFORMATION
Cash payments for interest	$870	$1,050
Cash payments for income taxes	$425	$460
Transferred from loans to other real estate owned	$-	$112

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has four subsidiaries, three of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements included herein are unaudited; however in the opinion of management, present a fair representation of the Company’s financial condition, results of operations, and cash flows for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2012 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

New Accounting Pronouncements

ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified in its entirety in the same reporting period. For other amounts that are not to be reclassified in their entirety to net income, an entity is required to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or other comprehensive income, nor do they require new information to be disclosed. The amendments are effective prospectively for reporting periods beginning after December 15, 2012.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$15,007	$2	$-	$15,009	$26,526	$14	$-	$26,540
Mortgage-backed	213	13	-	226	314	21	-	335
	$15,220	$15	$-	$15,235	$26,840	$35	$-	$26,875

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either June 30, 2013 or December 31, 2012. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 are presented below:

June 30, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$7,998	$-	$-	$-	$7,998	$-
Mortgage-backed	-	-	-	-	-	-
	$7,998	$-	$-	$-	$7,998	$-

December 31, 2012

(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$3,000	$-	$-	$-	$3,000	$-
Mortgage-backed	-	-	-	-	-	-
	$3,000	$-	$-	$-	$3,000	$-

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	June 30, 2013		December 31, 2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$15,008	$15,009	$23,536	$23,544
After one through five years	76	82	3,121	3,136
After five through ten years	136	144	90	96
After ten years	-	-	93	99
	$15,220	$15,235	$26,840	$26,875

There were no sales of investment securities during the six months ended June 30, 2013 or in 2012. At June 30, 2013 and December 31, 2012, $8.5 million and $16.6 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2013 and December 31, 2012 are presented in the following table:

	June 30,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	$42,210	12.0%	$37,963	11.8%
Residential - first lien	31,870	9.1	29,826	9.3
Residential - junior lien	7,786	2.2	7,983	2.5
Total residential real estate	39,656	11.3	37,809	11.7
Commercial - owner occupied	76,406	21.7	61,119	19.0
Commercial - non-owner occupied	96,637	27.5	96,223	29.9
Total commercial real estate	173,043	49.2	157,342	48.8
Total real estate loans	254,909	72.5	233,114	72.3
Commercial loans and leases	95,542	27.2	87,844	27.3
Consumer	1,192	0.3	1,260	0.4
Total loans	$351,643	100.0%	$322,218	100.0%

There were $1.7 million and $1.6 million in loans held for sale at June 30, 2013 and at December 31, 2012, respectively.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and six months ended June 30, 2013 and June 30, 2012:

	June 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended June 30, 2013
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	-	(202)	-	(385)
Recoveries	-	-	-	-	30	16	-	46
Provision for credit losses	(5)	112	-	13	(33)	441	(2)	526
Ending balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951

Three months ended June 30, 2013
Beginning balance	$138	$131	$22	$650	$468	$1,542	$29	$2,980
Charge-offs	-		-	-	-	(202)	-	(202)
Recoveries	-	-	-	-		8	-	8
Provision for credit losses	(16)	2	-	13	34	134	(2)	165
Ending balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951

Ending balance:
individually evaluated for impairment	-	-	-	-	148	444	-	592
collectively evaluated for impairment	122	133	22	663	354	1,038	27	2,359
Loans:
Ending balance	42,210	31,870	7,786	76,406	96,637	95,542	1,192	351,643
Ending balance:
individually evaluated for impairment	-	-	-	-	3,104	3,454	-	6,558
collectively evaluated for impairment	42,210	31,870	7,786	76,406	93,533	92,088	1,192	345,085

	June 30, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended June 30, 2012
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	-	(667)	(15)	(749)
Recoveries	-	-	-	-	-	49	1	50
Provision for credit losses	(75)	(23)	22	(58)	335	129	12	342
Ending balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076

Three months ended June 30, 2012
Beginning balance	$162	$79	$42	$598	$396	$2,206	$38	$3,521
Charge-offs	-	-	-	-	-	(664)	(6)	(670)
Recoveries	-	-	-	-	-	23	1	24
Provision for credit losses	(63)	(14)	-	(45)	136	180	8	201
Ending balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076

Ending balance:
individually evaluated for impairment	-	33	-	-	205	509	-	747
collectively evaluated for impairment	99	32	42	553	327	1,235	41	2,329
Loans:
Ending balance	38,993	22,701	8,682	55,228	81,398	81,746	2,311	291,059
Ending balance:
individually evaluated for impairment	-	472	-	1,970	3,753	2,419	-	8,614
collectively evaluated for impairment	38,993	22,229	8,682	53,258	77,645	79,327	2,311	282,445

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$42,210	$31,870	$7,786	$76,406	$96,268	$92,491	$1,192	$348,223
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	369	3,051	-	3,420
Doubtful	-	-	-	-	-	-	-	-
Total	$42,210	$31,870	$7,786	$76,406	$96,637	$95,542	$1,192	$351,643

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,531	$29,384	$7,983	$61,119	$95,839	$86,701	$1,260	$319,817
Special mention	-	-	-	-	-	-	-	-
Substandard	432	442	-	-	384	1,143	-	2,401
Doubtful	-	-	-	-	-	-	-	-
Total	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

•	Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$41,950	$31,546	$7,786	$76,406	$95,851	$92,400	$1,192	$347,131
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	260	324	-	-	258	91	-	933
Greater than 90 days past due	-	-	-	-	159	-	-	159
Total past due	$260	$324	$-	$-	$417	$91	$-	$1,092

Non-accrual loans	-	-	-	-	369	3,051	-	3,420

Total loans	$42,210	$31,870	$7,786	$76,406	$96,637	$95,542	$1,192	$351,643

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,531	$29,176	$7,942	$61,119	$95,839	$86,393	$1,260	$319,260
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	308	-	308
Greater than 90 days past due	-	208	41	-	-	-	-	249
Total past due	$-	$208	$41	$-	$-	$308	$-	$557

Non-accrual loans	432	442	-	-	384	1,143	-	2,401

Total loans	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $3.6 million or 1.02% of total loans outstanding as of June 30, 2013 which represents a decrease from $2.7 million as of December 31, 2012.

The impaired loans at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	-	-	-	3,104	3,454	-	6,558
With an allowance recorded	-	-	-	-	369	2,476	-	2,845
With no related allowance recorded	-	-	-	-	2,735	978	-	3,713

Related allowance	-	-	-	-	148	444	-	592

Unpaid principal	-	-	-	-	3,167	3,469	-	6,636

Six months ended June 30, 2013
Average balance of impaired loans	-	-	-	-	3,492	3,708	-	7,200
Interest income recognized	-	-	-	-	112	90	-	202
Three months ended June 30, 2013
Average balance of impaired loans	-	-	-	-	3,489	3,636	-	7,125
Interest income recognized	-	-	-	-	55	65	-	120

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	432	442	-	-	3,134	1,568	-	5,576
With an allowance recorded	432	442	-	-	381	540	-	1,795
With no related allowance recorded	-	-	-	-	2,753	1,028	-	3,781

Related allowance	21	138	-	-	148	257	-	564

Unpaid principal	432	442	-	-	3,372	1,580	-	5,826

Average balance of impaired loans	439	444	-	-	4,225	1,809	7	6,924
Interest income recognized	18	15	-	-	211	96	1	341

Nonaccrual loans included in impaired loans totaled $3.4 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $83 thousand for the first six months of 2013.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2013 and 2012 there were no additional valuation allowances recorded as the current appraised value was sufficient to cover the recorded OREO amount. For the six months ended June 30, 2013 there were no new loans transferred from loans to OREO and one OREO property totaling $178 thousand was sold. In comparison, for the six months ended June 30, 2012 one loan was transferred from loans to OREO totaling $112 thousand, net of reserves. Additionally, the Bank sold one OREO property totaling $567 thousand and the Bank recorded an additional valuation allowance of $48 thousand in non-interest expense for several properties whose current appraised value was less than the recorded OREO amount.

The trouble debt restructured loans (“TDRs”) at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$377	-	$-	$377
Commercial loans	6	872	-	-	872
	7	$1,249	-	$-	$1,249

	December 31, 2012
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$381	-	$-	$381
Commercial loans	6	903	-	-	903
	7	$1,284	-	$-	$1,284

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	June 30, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,249	-	1,249
Extension or other modification	-	-	-
Total commercial	1,249	-	1,249
Total TDR's	$1,249	$-	$1,249

	December 31, 2012
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,284	-	1,284
Extension or other modification	-	-	-
Total commercial	1,284	-	1,284
Total TDR's	$1,284	$-	$1,284

There were no new loans restructured in the first six months of 2013.

Note 5: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	June 30,		December 31,
	2013		2012
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$83,123	25%	$95,875	30%
Interest-bearing checking	24,864	8	26,209	8
Money market accounts	76,795	24	70,856	23
Savings	12,269	4	11,107	4
Certificates of deposit $100,000 and over	94,573	29	77,759	25
Certificates of deposit under $100,000	33,919	10	33,052	10
Total deposits	$325,543	100%	$314,858	100%

Note 6: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of June 30, 2013 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

The Company’s stock incentive plans provide for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards and other stock-based awards. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

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

The following table summarizes the Company’s stock option activity and related information for the period ended:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2013	395,351	$11.16	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,800)	7.50	-	-
Balance at June 30, 2013	393,551	$11.18	395,351	$11.16
Exercisable at June 30, 2013	393,551	$11.18	395,351	$11.16
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $7.88 at June 30, 2013 the options outstanding had an aggregate intrinsic value of $2 thousand. There were no options exercised during the first half of 2013.

In the second quarter of 2013, 50,000 shares of restricted stock were granted, with 30,000 of the shares subject to a three year vesting schedule with one third of the shares vesting each year on the grant date anniversary. The remaining 20,000 awarded shares also are subject to a three year vesting schedule, however they only vest if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	0	$0
Granted	50,000	$6.89
Vested	0	$0
Restricted stock at June 30, 2013	50,000	$6.89

At June 30, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards was $316 thousand. This expense is expected to be recognized through 2016.

Note 7: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $66 thousand for the six months ended June 30, 2013 and $55 thousand for the six months ended June 30, 2012. The Company’s matching contributions vest immediately.

Note 8: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net income	$997	$794	$514	$395
Preferred dividends	(102)	(314)	(33)	(157)
Net income available to common shareholders (numerator)	$895	$480	$481	$238
BASIC
Average common shares outstanding (denominator)	4,040,471	2,640,264	4,040,471	2,640,264
Basic income per common share	$0.22	$0.18	$0.12	$0.09
DILUTED
Average common shares outstanding	4,040,471	2,640,264	4,040,471	2,640,264
Diluted effect of stock options and warrants	8,975	-	8,975	-
Diluted average common shares outstanding (denominator)	4,049,446	2,640,264	4,049,446	2,640,264
Diluted income per common share	$0.22	$0.18	$0.12	$0.09

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	512,927	514,127	512,927	514,127

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

Management believes that, as of June 30, 2013 and December 31, 2012 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$41,056	11.44%	$28,699	8.00%	$35,874	10.00%
Howard Bancorp	$50,515	13.93%	$29,001	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$38,108	10.62%	$14,350	4.00%	$21,525	6.00%
Howard Bancorp	$47,564	13.12%	$14,501	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$38,108	9.55%	$15,958	4.00%	$19,948	5.00%
Howard Bancorp	$47,564	11.91%	$15,969	4.00%	N/A
As of December 31, 2012:
Total capital (to risk-weighted assets)
Howard Bank	$39,739	12.17%	$26,127	8.00%	$32,659	10.00%
Howard Bancorp	$49,404	15.02%	$26,312	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,978	11.32%	$13,064	4.00%	$19,595	6.00%
Howard Bancorp	$46,640	14.18%	$13,156	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,978	9.79%	$15,109	4.00%	$18,887	5.00%
Howard Bancorp	$46,640	12.34%	$15,114	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Commissioner.

Note 10: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank and is currently set at 1%. The dividend rate for each dividend period may vary and is set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and though March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but Bancorp may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$15,009	$-	$15,009	$-
Mortgage-backed securities	226	-	226	-
Loans held for sale	1,650	-	1,650	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$26,540	$-	$26,540	$-
Mortgage-backed securities	335	-	335	-
Loans held for sale	1,639	-	1,639	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012.

June 30, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,725	$-	$-	$2,725
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	-	-	-	-
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,956	-	-	2,956
Commercial loans and leases	3,010	-	-	3,010
Consumer	-	-	-	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Impaired loans:
Construction and land	411	-	-	411
Residential - first lien	304	-	-	304
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,985	-	-	2,985
Commercial loans and leases	1,311	-	-	1,311
Consumer	-	-	-	-

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

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at June 30, 2013 and December 31, 2012.

	June 30, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$23,807	$23,807	$-	$23,807	$-
Nonmarketable equity securities	1,922	1,922	-	1,922	-
Loans and leases	348,692	345,637	-	-	345,637
Financial Liabilities
Deposits	325,543	325,900	-	-	325,900
Short-term borrowings	19,009	19,009	-	19,009	-
Long-term borrowings	22,000	21,991	-	21,991	-

	December 31, 2012
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$36,361	$36,361	$-	$36,361	$-
Nonmarketable equity securities	1,475	1,475	-	1,475	-
Loans and leases	319,454	316,413	-	-	322,495
Financial Liabilities
Deposits	314,858	315,424	-		315,424
Short-term borrowings	26,987	26,987	-	26,987	-
Long-term borrowings	12,000	12,025	-	12,025	-

Note 12: Acquisitions

We have executed an agreement to acquire approximately $39 million in additional loans and deposits via the purchase of a branch in Harford County, MD from Cecil Bank, subject to regulatory approval. Approval from the Office of the Commissioner of Financial Regulation for Maryland and from the FDIC has been received. Final settlement, including the transfer of both loans and deposits between the two institutions is scheduled to occur in the third quarter of 2013.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

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

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, business development, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

Total assets increased by over $13.2 million or 3.3% when comparing June 30, 2013 assets of $414.9 million to the $401.7 million at December 31, 2012. Total loans outstanding of $351.6 million at the end of June 2013, showed an increase of $29.4 million or 9.1% compared to total loans of $322.2 million on December 31, 2012. Total deposits grew by $10.7 million or 3.4% when comparing June 30, 2013 to December 31, 2012. Early in the first quarter of 2013, the Bank initiated an investment of $8.0 million in bank owned life insurance (“BOLI”).

The first half of 2013 net income was $997 thousand, which represents an increase of 25.6% over net income for the first half of 2012. Net interest income for the six months ended June 30, 2013 was $7.3 million versus $6.5 million for the first six months of 2012, an increase of approximately $721 thousand or 11.0%. Total noninterest income was $333 thousand for the first half of 2012, compared to $642 thousand for the same period in 2013. The first half 2012 noninterest income was negatively impacted by a $131 thousand loss on sale of OREO while in 2013 noninterest income benefited by the $137 thousand in income generated from the recently initiated BOLI program. These two factors represent $268 thousand of the total noninterest income increase of $309 thousand or 92.7% in the 2013 period. Total noninterest expenses increased by $617 thousand from $5.2 million for the six months ended June 30, 2012 to $5.8 million for the same period in 2013. Most of the increase in expenses was due to additional compensation costs as we continue to expand our staff.

On March 28, 2013, the Bank executed an agreement to acquire approximately $39 million in additional loans and deposits via the purchase of a branch in Harford County, Maryland from Cecil Bank. All of the normal regulatory approvals have been received and this transaction is expected to close in the third quarter of 2013.

We are proceeding with the design and construction of our first Baltimore County, MD branch along with a regional office to be located in Towson, MD, which we expect will open in the fourth quarter of 2013.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, the financial statements require management to exercise significant judgment or discretion or make significant assumptions based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. We consider the allowance for credit losses to be our most significant accounting policy, which is further described in the notes to the financial statements.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2013 and December 31, 2012 balance sheets is presented below.

Assets

Total assets increased $13.2 million, or 3.3%, to $414.9 million at June 30, 2013 compared to $401.7 million at December 31, 2012. This asset growth was primarily due to a $29.4 million growth in total loans, partially offset by decreases of $12.6 million in cash and cash equivalents and $11.6 million in investment securities. In addition, total assets benefited from the Bank’s investment of $8.0 million in BOLI which was purchased in the first quarter of 2013. The asset growth was funded primarily from increases in customer deposits, which increased from $314.9 million at December 31, 2012 to $325.5 million at June 30, 2013, an increase of $10.7 million or 3.4%.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are categorized as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At June 30, 2013 and December 31, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.9 million and $1.5 million, respectively. This investment is required for continued FHLB membership, and is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	June 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$15,007	$15,009	$26,526	$26,540
Mortgage-backed	213	226	314	335
Total	$15,220	$15,235	$26,840	$26,875

We had securities available for sale of $15.2 million and $26.9 million at June 30, 2013 and December 31, 2012, respectively, which were recorded at fair value. This represents a decrease of $11.6 million, or 43.3%, from the prior year end. The decrease in our securities was used to fund the $8.0 million BOLI program, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at June 30, 2013. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in any of the period presented.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of less than $1 thousand at both June 30, 2013 and December 31, 2012. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan and Lease Portfolio

Total loans and leases increased by $29.4 million or 9.1%, to $351.6 million at June 30, 2013 from $322.2 million at December 31, 2012. At June 30, 2013, total loans were 84.8% of total assets, up from 80.2% of total assets at December 31, 2012. Over the last several years, loan growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions. As the economy in our market area has started to gradually improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $1.7 million at June 30, 2013, and $1.6 million at December 31, 2012.

	June 30,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	$42,210	12.0%	$37,963	11.8%
Residential - first lien	31,870	9.1	29,826	9.3
Residential - junior lien	7,786	2.2	7,983	2.5
Total residential real estate	39,656	11.3	37,809	11.7
Commercial - owner occupied	76,406	21.7	61,119	19.0
Commercial - non-owner occupied	96,637	27.5	96,223	29.9
Total commercial real estate	173,043	49.2	157,342	48.8
Total real estate loans	254,909	72.5	233,114	72.3
Commercial loans and leases	95,542	27.2	87,844	27.3
Consumer	1,192	0.3	1,260	0.4
Total loans	$351,643	100.0%	$322,218	100.0%

Deposits

Our deposits increased from $314.9 million at December 31, 2012 to $325.5 million at June 30, 2013, an increase of $10.7 million or 3.4%. The increase resulted primarily from a $17.7 million or 16.0% increase in certificates of deposit, which increased from $110.8 million at December 31, 2012 to $128.5 million at June 30, 2013. In addition, interest bearing money market accounts increased $5.9 million from December 31, 2012 to June 30, 2013. Partially offsetting this growth was a decrease in transaction deposits, both interest and noninterest bearing, from $122.1 million at December 31, 2012 to $108.0 million at June 30, 2013, a decline of $14.1 million or 11.6%. This transaction deposit decline is attributable primarily to one commercial customer that made a large deposit (in excess of $10 million) in December 2012 of cash received from the sale of a business and subsequently transferred these funds out of the Bank in January 2013.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	June 30,		December 31,
	2013		2012
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$83,123	25%	$95,875	30%
Interest-bearing checking	24,864	8	26,209	8
Money market accounts	76,795	24	70,856	23
Savings	12,269	4	11,107	4
Certificates of deposit $100,000 and over	94,573	29	77,759	25
Certificates of deposit under $100,000	33,919	10	33,052	10
Total deposits	$325,543	100%	$314,858	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $41.0 million at June 30, 2013 and $39.0 million at December 31, 2012. Short-term borrowings totaled $19.0 million at June 30, 2013 and $27.0 million at December 31, 2012. We had nine long-term FHLB advances outstanding totaling $22.0 million at June 30, 2013 compared to six FHLB advances outstanding totaling $12.0 million at December 31, 2012.

Shareholders’ Equity

Total shareholders’ equity increased by $912 thousand, or approximately 2.0%, from $46.7 million at December 31, 2012 to $47.6 million at June 30, 2013. The increase in shareholder’s equity is the result of the retention of the earnings for the first half of 2013.

Total shareholders’ equity at June 30, 2013 represents a capital to asset ratio of 11.48%, while the total shareholders’ equity at December 31, 2012 represents a capital to asset ratio of 11.63%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the six months ended June 30,
	2013			2012
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$87,807	$2,105	4.83%	$77,902	$2,141	5.53%
Commercial real estate	162,697	4,040	5.01	128,791	3,551	5.54
Construction and land	41,082	1,050	5.16	38,374	1,034	5.42
Residential real estate	38,029	859	4.56	31,058	766	4.96
Consumer	1,226	31	5.08	1,711	39	4.58
Total loans and leases	330,841	8,085	4.93	277,836	7,531	5.45
Federal funds sold	21,231	23	0.22	28,779	31	0.22
Securities: [2]
U.S Gov agencies	15,724	18	0.22	18,113	21	0.23
Mortgage-backed	294	7	4.58	539	13	4.85
Other investments	1,555	16	2.13	1,261	12	1.91
Total securities	17,573	41	0.47	19,913	46	0.46
Total earning assets	369,645	8,149	4.45	326,528	7,608	4.69
Cash and due from banks	4,702			3,610
Bank premises and equipment, net	9,460			9,625
Other assets	14,155			6,547
Less: allowance for credit losses	(2,886)			(3,491)
Total assets	$395,076			$342,819
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$25,054	$35	0.28%	$17,572	$34	0.39%
Money market	74,613	174	0.47	63,767	203	0.64
Savings	11,991	25	0.41	11,279	34	0.61
Time deposits $100,000 and over	55,438	332	1.21	62,450	373	1.20
Other time deposits	58,557	220	0.76	52,258	295	1.14
Total interest-bearing deposits	225,653	786	0.70	207,326	939	0.91
Short-term borrowings	22,501	57	0.51	21,768	86	0.79
Long-term borrowings	13,017	40	0.63	7,879	38	0.97
Total interest-bearing funds	261,171	883	0.68	236,973	1,063	0.90
Noninterest-bearing deposits	85,736			67,928
Other liabilities and accrued expenses	923			909
Total liabilities	347,830			305,810
Shareholders' equity	47,246			37,009
Total liabilities & shareholders' equity	$395,076			$342,819
Net interest rate spread [3]		$7,266	3.76%		$6,545	3.78%
Effect of noninterest-bearing funds			0.20			0.25
Net interest margin on earning assets [4]			3.96%			4.03%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the three months ended June 30,
	2013			2012
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$90,684	$1,063	4.70%	$78,007	$1,057	5.45%
Commercial real estate	165,843	2,059	4.98	130,607	1,789	5.51
Construction and land	42,589	563	5.30	37,750	514	5.48
Residential real estate	38,123	429	4.52	30,815	375	4.89
Consumer	1,220	15	5.06	2,151	23	4.30
Total loans and leases	338,459	4,129	4.89	279,330	3,758	5.41
Federal funds sold	21,231	12	0.23	28,989	18	0.25
Securities: [2]
U.S. Gov agencies	12,218	7	0.22	21,961	12	0.22
Mortgage-backed	271	3	4.47	504	6	4.79
Other investments	1,623	9	2.24	1,207	5	1.67
Total securities	14,112	19	0.54	23,672	23	0.39
Total earning assets	373,802	4,160	4.46	331,991	3,799	4.60
Cash and due from banks	4,832			3,776
Bank premises and equipment, net	9,406			9,742
Other assets	14,201			6,214
Less: allowance for credit losses	(2,955)			(3,527)
Total assets	$399,286			$348,196
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$26,012	$18	0.28%	$18,722	$17	0.37%
Money market	75,389	88	0.47	63,981	92	0.58
Savings	12,322	13	0.41	11,600	16	0.55
Time deposits $100,000 and over	54,560	169	1.24	63,351	192	1.22
Other time deposits	61,974	110	0.71	52,774	158	1.20
Total interest-bearing deposits	230,257	398	0.69	210,428	475	0.91
Short-term borrowings	21,407	27	0.51	24,864	46	0.74
Long-term borrowing	13,934	19	0.55	6,000	15	1.00
Total interest-bearing funds	265,598	444	0.67	241,292	536	0.89
Noninterest-bearing deposits	85,417			68,894
Other liabilities and accrued expenses	867			971
Total liabilities	351,882			311,157
Shareholders' equity	47,404			37,039
Total liabilities & shareholders' equity	$399,286			$348,196
Net interest rate spread [3]		$3,716	3.79%		$3,263	3.71%
Effect of noninterest-bearing funds			0.19			0.24
Net interest margin on earning assets [4]			3.99%			3.95%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the six months ended June 30,			For the three months ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(36)	$(536)	$500	$6	$(584)	$590
Commercial real estate	489	(688)	1,177	270	(691)	961
Construction and land	16	(101)	117	49	(67)	116
Residential real estate	93	(125)	218	54	(116)	170
Consumer	(8)	8	(16)	(8)	16	(24)
Taxable securities	(5)	0	(5)	(4)	33	(37)
Federal funds sold	(8)	0	(8)	(6)	(5)	(1)
Interest-bearing deposits in other banks	-	-	-	-	-	-
Total interest income	541	(1,442)	1,983	361	(1,414)	1,775

Interest paid on:
Savings deposits	(9)	(21)	12	(3)	(16)	13
Checking plus interest deposits	1	(19)	20	1	(16)	17
Money market accounts	(29)	(108)	79	(4)	(70)	66
Time deposit $100,000 and over	(41)	4	(45)	(23)	16	(39)
Other time deposits	(75)	(196)	121	(48)	(260)	212
Short-term borrowings	(29)	(62)	33	(19)	(58)	39
Long-term borrowing	2	(27)	29	4	(27)	31
Total interest expense	(180)	(429)	249	(92)	(431)	339
Net interest earned	$721	$(1,013)	$1,734	$453	$(983)	$1,436

(1)         Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2013 and June 30, 2012 is presented below.

General

Net income available to common shareholders increased $415 thousand, or 86.5%, to $895 thousand for the six months ended June 30, 2013 compared to net income of $480 thousand for the six months ended June 30, 2012. This increase was primarily due to an increase in net income arising from increases of $721 thousand or 11.0% in net interest income and $309 thousand in noninterest income as well as a $212 thousand, or 67.5%, decrease in dividends paid on preferred stock due to a reduction in the dividend rate which is attributable to meeting growth thresholds in certain loan categories defined under the SBLF program.

Interest Income

Interest income increased $541 thousand, or 7.1%, to $8.1 million for the six months ended June 30, 2013 compared to $7.6 million for the same period in 2012. The increase was primarily due to a $554 thousand, or 7.4%, increase in interest and fees on loans. The increase in interest income on loans was due to a 19.1% increase in the average balance of the loan portfolio during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, partially offset by a decrease in the average yield on such loans despite an improvement in the mix of loans towards higher-yielding loan products. Partially offsetting the increase in interest and fees from loans was a slight decrease in interest income from our other sources of interest income, our securities portfolio and our federal funds sales, during the six months ended June 30, 2013 compared to the same period in 2012 as a result of lower average balances in both these categories.

Interest Expense

Interest expense decreased $180 thousand, or 16.9%, to $0.9 million for the six months ended June 30, 2013, compared to $1.1 million for the same period in 2012. Even though we were able to grow interest bearing sources of funds on average by $18.3 million or 8.8% for the first half of 2013 compared to the first half of 2012, total interest expense decreased as the average rates paid on deposits and borrowings decreased from .90% to .68% when comparing the two periods, primarily as a result of a continuing shift in the composition of our deposits towards lower cost deposit products.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $721 thousand, or 11.0%, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As noted above, the increase in net interest income was due to an increase of $541 thousand, or 7.1%, in interest income and a reduction of $180 thousand or 16.9% in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $526 thousand for the six months ended June 30, 2013 compared to $342 thousand for the same period in 2012, an increase of $184 thousand. The provision reflects both a general provision that is required given our continued growth in the size of the loan portfolio, as well as a specific provision required on loans individually evaluated and deemed to be impaired. The $526 thousand provision for the first half of 2013 represented an increase in specific provisions required on loans individually evaluated for impairment of $28 thousand, an additional $159 thousand for loans collectively evaluated due to growth in the loan portfolio, and $339 thousand for the net charge-off activity for the first six month of 2013.

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

Noninterest Income

Noninterest income was $642 thousand for the six months ended June 30, 2013 compared to $333 thousand for the six months ended June 30, 2012, an $309 thousand increase. This increase was primarily a result of the Bank initiating a BOLI program in January 2013, as well as an increase in gain on the sale of loans and a decrease in loss on the sale of other real estate owned. The BOLI program generated $137 thousand of income during the first six months of 2013; there was no such income in the first half of 2012. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased 14.0% to $168 thousand for the six months ended June 30, 2013. With the addition of Robert Altieri to our executive management team this year, there has been a high focus on revenue diversification by increasing mortgage banking activities and broadening the secondary market investor base. In this regard, revenue derived from mortgage banking activities doubled for the first six months of 2013 compared to the same period in 2012. The Bank sold one property held in the other real estate owned (“OREO”) portfolio in the first half of 2013 at a loss of $37 thousand compared to the sale of one property sold in the same period of 2012 at a loss of $131 thousand. Other operating income consists mainly of certain loan fees and non-depository account fees. Various fees for customer related services such as wire, merchant card and ATM increased $172 thousand during the six months ended June 30, 2013 compared to the same period of 2012 due to increased transaction related activity over the same period. This increase was partially offset by a $57 thousand decrease in loan fees as a result of loan related fees during the first half of 2012 including a $50 thousand one time pre-payment penalty collected on a single commercial relationship.

Noninterest Expenses

Noninterest expenses increased $617 thousand or 11.9%, to $5.8 million for the six months ended June 30, 2013 from $5.2 million for the six months ended June 30, 2012. The increase was primarily due to an increase in salaries and employee benefits expenses resulting from the continuing growth of our business development initiatives, branch expansion efforts, and additional support personnel. Salaries and employee benefits increased $555 thousand or 19.8% in the first six months of 2013 compared to the same period in 2012. Full time equivalent employees increased nearly 17% as the Bank has expanded its mortgage banking team including a highly seasoned executive management member and also additional business development officers focused on our expansion through the greater Baltimore market, in addition to additional back office support and normal merit increases. Occupancy costs remained relatively unchanged period over period, but are expected to increase as the Bank moves forward with its anticipated Baltimore expansion and the addition of the branch that we expect to acquire during the third quarter. Professional fees increased $79 thousand or 25.5% primarily as a result of additional legal costs related to both our pending branch purchase from Cecil Bank and cost associated with SEC compliance matters. Other noninterest expenses and the provision for OREO decreased as a result of lower costs associated with maintaining OREO properties and the fact that no valuation allowances for OREO property was required during the 2013 period, compared to a $22 thousand provision during the six months ended June 30, 2012. Aggregate expenses related to other real estate owned decreased $68 thousand or 66.8% during the six months ended June 30, 2013 compared to the same period of 2012.

Net Income Available to Common Shareholders

Net income available to common shareholders during the six months ended June 30, 2013 increased $415 thousand or 86.5% to $895 thousand compared to $480 thousand during the six months ended June 30, 2012, as a result of the above factors and a $212 thousand, or 67.5%, decrease in preferred stock dividends. Preferred stock dividends were lower during the 2013 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories in accordance with the terms of the program. The average dividend rate we paid on the preferred stock decreased to 1.6% during the six months ended June 30, 2013 compared to 5.0% during the six months ended June 30, 2012.

A comparison between the three months ended June 30, 2013 and June 30, 2012 is presented below.

General

Net income available to common shareholders increased $243 thousand, or 102.1%, to $481 thousand for the three months ended June 30, 2013 compared to $238 thousand for the three months ended June 30, 2012. This increase was due to an increase in net income of $119 thousand, when comparing net income of $514 thousand for the three months ended June 30, 2013 to net income of $395 thousand for the second quarter of 2012. In addition to the increase in net income, the dividends we paid on our outstanding preferred stock decreased $124 thousand during the second quarter of 2013 compared to the same period of 2012 due to the reduction in the dividend rate in accordance with the terms of the SBLF program, as discussed above.

Interest Income

Interest income increased $361 thousand, or 9.5%, to $4.2 million for the three months ended June 30, 2013 compared to $3.8 million for the same period 2012. The increase was primarily due to a $371 thousand, or 9.9%, increase in interest income on loans. The increase in interest income on loans was due to a 21.2% increase in the average balance of the loan portfolio compared to the three months ended June 30, 2012, partially offset by a decrease in the average yield. Partially offsetting the increase in loan interest was a decline in interest income on investment securities and other interest income, consisting of federal funds sold, which decreased $9 thousand or16.9% over the same period in 2012, primarily as a result of a $17.4 million decrease in the average balance of these interest earning assets.

Interest Expense

Interest expense decreased $92 thousand, or 17.2%, to $444 thousand for the three months ended June 30, 2013, compared to $536 thousand for the same period 2012, primarily as a result of a $77 thousand decrease in interest paid on deposits during the 2013 period compared to the three months ended June 30, 2012. Even with overall growth in average deposits and average borrowing levels, the continuing favorable shift in the composition of deposits resulted in an overall reduction in interest expense. For the second quarter of 2013 versus 2012, noninterest bearing balances grew $16.5 million on average while interest-bearing deposit grew 9.4% on average. In addition, the average rate paid on interest-bearing deposits decreased to 0.69% during the three months ended June 30, 2013 from 0.91% during the same period of 2012.

Net Interest Income

Net interest income increased $453 thousand, or 13.9%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As noted above, the increase in net interest income was due to an increase of $361 thousand, or 9.5%, in interest income and a $92 thousand, or 17.2%, decrease in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $165 thousand for the three months ended June 30, 2013 compared to $201 thousand for the same period in 2012, a decrease of $36 thousand. The provision for the second quarter of 2013 was primarily due to additional general provisions that were required given the continued growth in the size of our loan portfolio.

Noninterest Income

Noninterest income was $315 thousand for the three months ended June 30, 2013 compared to $247 thousand for the three months ended June 30, 2012, a $68 thousand or 27.5% increase. This increase was primarily due to the $71 thousand of income generated from the BOLI program during the second quarter of 2013; there was no such income in the second quarter of 2012 as we did not make the BOLI investment until January 2013. In addition, service charges on deposit accounts increased $12 thousand quarter over quarter. These increases were partially offset by a decrease of $24 thousand in other operating income, which is partially derived from loan fee income, primarily due to a one time pre-payment penalty collected on one commercial credit relationship in the second quarter of 2012.

Noninterest Expenses

Noninterest expenses increased by $411 thousand or 15.6%, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Salaries and employee benefits increased $320 thousand or 22.2% quarter over quarter primarily as a result of the previously mentioned continuing growth of our business development initiatives, branch expansion efforts, and the hiring of additional support personnel. Professional fees increased $152 thousand as a result of legal costs associated with strategic growth initiatives and SEC compliance matters. Offsetting these increases was a $32 thousand decrease in loan related and OREO expenses as the number of loans requiring collection activities has decreased.

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

Loans are generally placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

(in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Real estate loans:
Construction and land	$-	$432
Residential - First Lien	-	442
Residential - Junior Lien	-	-
Commercial	369	384
Commercial and leases	3,051	1,143
Consumer	-	-
Total non-accrual loans	3,420	2,401
Troubled debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - First Lien	-	-
Commercial	-	-
Total troubled debt restructure loans	-	-
Total non-performing loans	3,420	2,401
Other real estate owned:
Land	595	595
Commercial	2,130	2,130
Residential	-	178
Total other real estate owned	2,725	2,903
Total non-performing assets	$6,145	$5,304
Ratios:
Non-performing loans to total gross loans	0.97%	0.75%
Non-performing assets to total assets	1.48%	1.32%

Included in total non-accrual loans above are seven trouble debt restructured loans totaling $1.2 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There was one commercial real estate credit totaling $159 thousand that was 90 days or more past due and still accruing interest at June 30, 2013. At December 31, 2012 there were two residential loans 90 days or more past due and still accruing interest.

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

Nonperforming assets amounted to $6.1 million, or 1.48% of total assets, at June 30, 2013 compared to $5.3 million or 1.32% of total assets at December 31, 2012. Total nonperforming assets increased by $841 thousand during 2013, while OREO decreased by $178 thousand with the sale of one commercial property for a loss on sale of $37 thousand, and non-accrual loans increased $1.1 million or 42.4% primarily as a result of three credits to one customer totaling $1.9 million being placed on non-accrual in the second quarter of 2013. Partially offsetting this increase in non-accrual loans were reductions in non-accrual loans from the sale of two residential first mortgage loans totaling $442 thousand and one land loan totaling $432 thousand being was returned to accrual status.

The composition of our nonperforming loans at June 30, 2013 is further described below:

•	Six commercial loans to a local business totaling $0.88 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Eight small commercial loans totaling approximately $0.27 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.
•	One commercial real estate loan for $0.37 million, which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	Three commercial loans to one customer totaling $1.9 million which were placed in non-accrual during the second quarter of 2013, of which one loan for $1.6 million carries a partial SBA guarantee. A specific reserve has been established on each loan and based upon a settlement offer that is under evaluation, no further losses are anticipated.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with GAAP. The allowance for credit losses consists primarily of two components:

•	Specific allowances are established for loans classified as impaired. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for credit losses; and
•	General allowances established for credit losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

As of June 30, 2013 and December 31, 2012, impaired loans amounted to $6.6 million and $5.6 million, respectively. The amount of impaired loans requiring specific reserves totaled $2.9 million and $1.8 million, respectively. The amount of impaired loans with no specific valuation allowance totaled $3.7 million and $3.8 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of year	$2,764	$3,433	$2,980	$3,521
Charge-offs:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	(183)	(23)	-	-
Residential junior lien loans	-	(44)	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	-	-	-	-
Commercial loans and leases	(202)	(667)	(202)	(664)
Consumer loans	-	(15)	-	(6)
	(385)	(749)	(202)	(670)
Recoveries:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	-	-	-	-
Residential junior lien loans	-	-	-	-
Commercial owner occupied laons	-	-	-	-
Commercial non-owner occupied loans	30	-	-	-
Commercial loans and leases	16	49	8	23
Consumer loans	-	1	-	1
	46	50	8	24

Net recoveries (charge-offs)	(339)	(699)	(194)	(646)

Provision for credit losses	526	342	165	201

Balance at end of period	$2,951	$3,076	$2,951	$3,076

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

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$122	12.0%	$127	11.8%
Residential first lien loans	133	9.1	204	9.2
Residential junior lien loans	22	2.2	22	2.5
Commercial owner occupied loans	663	21.7	650	19.0
Commercial non-owner occupied loans	502	27.5	505	29.8
Commercial loans and leases	1,482	27.2	1,227	27.3
Consumer loans	27	0.3	29	0.4
Total	$2,951	100.0%	$2,764	100.0%

(1)         Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2013 and December 31, 2012. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013 and December 31, 2012, cash and cash equivalents totaled $23.8 million and $36.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2013 and December 31, 2012, we had $80.7 million and $74.6 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $40.1 million and $34.1 million at June 30, 2013 and December 31, 2012, respectively, and $40.6 million and $40.5 million in unused lines of credit to borrowers at June 30, 2013 and December 31, 2012, respectively. In addition to commitments to originate loans and unused line of credits we had $6.8 million and $6.2 million in letters of credit at June, 2013 and December 31, 2012, respectively. Certificates of deposit due within one year of June 30, 2013 totaled $79.4 million, or 24.4% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the six months ended June 30, 2013 cash was utilized by net loan growth of $29.8 million, while for the six months ended June 30, 2012 cash was used to fund net loan growth totaling $15.4 million. During these periods, we purchased $19.0 million and $34.0 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $10.7 million during the six months ended June 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $32 million at June 30, 2013 compared to $26 million at December 31, 2012. At June 30, 2013, we had the ability to borrow up to a total of $81.4 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013 and December 31, 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(in thousands)	2013	2012

Unfunded loan commitments	$40,060	$34,057
Unused lines of credit	40,639	40,493
Letters of credit	6,804	6,178

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of June 30, 2013. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

Item 3.   Defaults upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

10.20                  Howard Bancorp, Inc. 2013 Equity Incentive Plan (incorporated by reference from Appendix A of Bancorp’s definitive proxy statement on Schedule 14A filed with the SEC on April 24, 2013)

10.21                  Executive Employment Agreement dated as of April 30, 2013, between Howard Bank and Robert A. Altieri - filed herewith

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
101.PRE XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

August 14, 2013	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 14, 2013	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

