Form 10-Q
period 2013-09-30
Howard Bancorp Inc
filed 2013-11-14
CIK 1390162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of common stock outstanding as of October 31, 2013.

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

•	expansion and the expected timing of the opening of our new office in Towson, Maryland;
•	statements regarding our intentions with respect to our investment portfolio and the status of unrealized losses in such portfolio;
•	statement regarding anticipated changes in occupancy costs;
•	statement regarding our credit quality;
•	statements with respect to anticipated losses on nonperforming loans;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits; and
•	statement with respect to adequate liquidity.

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

PART I
Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands)	2013	2012
ASSETS
Cash and due from banks	$17,397	$25,739
Federal funds sold	2,017	10,622
Total cash and cash equivalents	19,414	36,361
Securities available-for-sale	21,205	26,875
Nonmarketable equity securities	2,282	1,475
Loans held for sale	804	1,639
Loans and leases, net of unearned income	401,508	322,218
Allowance for credit losses	(3,145)	(2,764)
Net loans and leases	398,363	319,454
Bank premises and equipment, net	10,385	9,573
Core deposit intangible	363	-
Bank owned life insurance	8,210	-
Other real estate owned	2,377	2,903
Deferred income taxes	1,458	1,160
Interest receivable and other assets	2,057	2,235

Total assets	$466,918	$401,675
LIABILITIES
Noninterest-bearing deposits	$91,189	$95,875
Interest-bearing deposits	268,699	218,983
Total deposits	359,888	314,858
Short-term borrowings	39,934	26,987
Long-term borrowings	18,000	12,000
Accrued expenses and other liabilities	1,060	1,109
Total liabilities	418,882	354,954
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at September 30, 2013 and December 31, 2012, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,040,471 shares at September 30, 2013 and December 31, 2012	40	40
Capital surplus	37,541	37,484
Accumulated deficit	(2,116)	(3,386)
Accumulated other comprehensive income	9	21

Total shareholders’ equity	48,036	46,721

Total liabilities and shareholders’equity	$466,918	$401,675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$12,713	$11,386	$4,627	$3,854
Interest and dividends on securities	57	74	16	29
Other interest income	35	46	12	15
Total interest income	12,805	11,506	4,655	3,898

INTEREST EXPENSE
Deposits	1,208	1,371	422	432
Short-term borrowings	83	125	26	40
Long-term borrowings	90	53	49	14
Total interest expense	1,381	1,549	497	486

NET INTEREST INCOME	11,424	9,957	4,158	3,412
Provision for credit losses	666	650	140	308
Net interest income after provision for credit losses	10,758	9,307	4,018	3,104

NONINTEREST INCOME
Service charges on deposit accounts	275	235	106	87
Gains on the sale of loans	195	111	35	31
Loss on the sale of other real estate owned	(37)	(131)	-	-
Income from bank owned life insurance	210	-	72	-
Other operating income	319	334	106	98
Total noninterest income	962	549	319	216

NONINTEREST EXPENSE
Compensation and benefits	5,260	4,291	1,905	1,491
Occupancy and equipment	1,154	1,124	406	381
Amortization of core deposit intangible	14	-	14	-
Marketing and business development	464	435	153	145
Professional fees	634	445	246	134
Data processing fees	387	331	148	116
FDIC Assessment	242	228	87	83
Provision for other real estate owned	347	48	347	-
Other operating expense	1,006	941	401	309
Total noninterest expense	9,508	7,843	3,707	2,659

INCOME BEFORE INCOME TAXES	2,212	2,013	630	661

Income tax expense	808	831	223	273

NET INCOME	$1,404	$1,182	$407	$388

Preferred stock dividends	134	471	31	157

Net income available to common shareholders	$1,270	$711	$376	$231

NET INCOME PER COMMON SHARE AVAILABLE

Basic	$0.31	$0.24	$0.09	$0.06

Diluted	$0.31	$0.24	$0.09	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the nine months ended
	September 30,
(in thousands)	2013	2012
(Unaudited)

Net Income	$1,404	$1,182
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(21)	3
Related income tax benefit (expense)	9	(1)

Comprehensive income	$1,392	$1,184

	For the three months ended
	September 30,
(in thousands)	2013	2012
(Unaudited)
Net Income	$407	$388
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(1)	15
Related income tax benefit (expense)	-	(5)

Comprehensive income	$406	$398

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)

Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Net income	-	-	-	-	1,182	-	1,182
Net unrealized gain on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(471)	-	(471)
Issuance of common stock:
Stock offering	-	1,396,364	14	8,966	-	-	8,980

Balances at September 30, 2012	$12,562	4,036,628	$40	$37,379	$(3,680)	$22	$46,323

Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Net income	-	-	-	-	1,404	-	1,404
Net unrealized loss on securities	-	-	-	-	-	(12)	(12)
Stock-based compensation	-	-	-	57	-	-	57
Dividends paid on preferred stock	-	-	-	-	(134)	-	(134)

Balances at September 30, 2013	$12,562	4,040,471	$40	$37,541	$(2,116)	$9	$48,036

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,404	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	666	650
Deferred income taxes (benefit) expense	(289)	470
Provision for other real estate owned	347	48
Depreciation	441	381
Stock-based compensation	57	8,980
Net accretion of investment securities	16	32
Net amortization of intangible asset	14	-
Loans originated for sale	(9,827)	(8,658)
Proceeds from loans originated for sale	10,856	8,841
Gains on sales of loans	(195)	(111)
Loss on sales of other real estate owned, net	37	131
Cash surrender value of BOLI	(210)	-
Decrease in interest receivable	(16)	(62)
Increase in interest payable	36	10
(Increase) decrease in other assets	(477)	1,003
(Decrease) increase in other liabilities	(86)	278
Net cash provided by operating activities	2,774	13,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(34,997)	(44,018)
Proceeds from maturities of investment securities available-for-sale	40,631	21,413
Net increase in loans and leases outstanding	(42,389)	(25,358)
Purchase of bank owned life insurance	(8,000)	-
Proceeds from the sale of other real estate owned	141	527
Purchase of premises and equipment	(416)	(555)
Branch acquisition (net of cash received)	(3,195)	-
Net cash used in investing activities	(48,225)	(47,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(4,685)	17,890
Net increase in interest-bearing deposits	14,376	6,893
Net increase in short-term borrowings	12,947	14,635
Proceeds from issuance of long-term debt	14,000	-
Repayment of long-term debt	(8,000)	(4,000)
Cash dividends on preferred stock	(134)	(471)
Net cash provided by financing activities	28,504	34,947

Net (decrease) increase in cash and cash equivalents	(16,947)	131
Cash and cash equivalents at beginning of period	36,361	18,205

Cash and cash equivalents at end of period	$19,414	$18,336

SUPPLEMENTAL INFORMATION
Cash payments for interest	$848	$1,539
Cash payments for income taxes	707	475
Transferred from loans to other real estate owned	-	1,598

BRANCH ACQUSITION
Tangible assets acquired (net of cash received)	38,159	-
Identifiable intangible assets acquired	376	-
Liabilities assumed	35,340	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has four subsidiaries, three of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements included herein are unaudited; however in the opinion of management, present a fair representation of the Company’s financial condition, results of operations, and cash flows for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2012 have been derived from audited financial statements. There have been no significant changes to the Company’s accounting policies as disclosed in the 2012 Annual Report. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

New Accounting Pronouncements

ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified in its entirety in the same reporting period. For other amounts that are not to be reclassified in their entirety to net income, an entity is required to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or other comprehensive income, nor do they require new information to be disclosed. The amendments were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 as of January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Federal agencies	$21,007	$2	$-	$21,009	$26,526	$14	$-	$26,540
Mortgage-backed	184	12	-	196	314	21	-	335
	$21,191	$14	$-	$21,205	$26,840	$35	$-	$26,875

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either September 30, 2013 or December 31, 2012. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 are presented below:

September 30, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$4,000	$-	$-	$-	$4,000	$-
Mortgage-backed	-	-	-	-	-	-
	$4,000	$-	$-	$-	$4,000	$-

December 31, 2012
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Federal agencies	$3,000	$-	$-	$-	$3,000	$-
Mortgage-backed	-	-	-	-	-	-
	$3,000	$-	$-	$-	$3,000	$-

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	September 30, 2013		December 31, 2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$21,006	$21,008	$23,536	$23,544
After one through five years	62	66	3,121	3,136
After five through ten years	123	131	90	96
After ten years	-	-	93	99
	$21,191	$21,205	$26,840	$26,875

There were no sales of investment securities during the nine months ended September 30, 2013 or in 2012. At September 30, 2013 and December 31, 2012, $16.5 million and $16.6 million fair value of securities was pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2013 and December 31, 2012 are presented in the following table:

	September 30,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	$49,390	12.3%	$37,963	11.8%
Residential - first lien	36,149	9.0	29,826	9.3
Residential - junior lien	8,244	2.1	7,983	2.5
Total residential real estate	44,393	11.1	37,809	11.7
Commercial - owner occupied	89,008	22.1	61,119	19.0
Commercial - non-owner occupied	116,306	29.0	96,223	29.9
Total commercial real estate	205,314	51.1	157,342	48.8
Total real estate loans	299,097	74.5	233,114	72.3
Commercial loans and leases	101,463	25.3	87,844	27.3
Consumer	948	0.2	1,260	0.4
Total loans	$401,508	100.0%	$322,218	100.0%

There were $.8 million and $1.6 million in loans held for sale at September 30, 2013 and at December 31, 2012, respectively.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and nine months ended September 30, 2013 and September 30, 2012:

	September 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	(2)	(202)	-	(387)
Recoveries	-	-	-	-	30	72	-	102
Provision for credit losses	(20)	138	-	(70)	241	393	(16)	666
Ending balance	$107	$159	$22	$580	$774	$1,490	$13	$3,145

Three months ended
Beginning balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951
Charge-offs	-	-	-	-	(2)	-	-	(2)
Recoveries	-	-	-	-	-	56	-	56
Provision for credit losses	(15)	26	-	(83)	274	(48)	(14)	140
Ending balance	$107	$159	$22	$580	$774	$1,490	$13	$3,145

Ending balance:
individually evaluated for impairment	-	-	-	-	373	715	-	1,088
collectively evaluated for impairment	107	159	22	580	401	775	13	2,057
Loans:
Ending balance	49,390	36,149	8,244	89,008	116,306	101,463	948	401,508
Ending balance:
individually evaluated for impairment	-	-	-	-	3,098	3,403	-	6,501
collectively evaluated for impairment	49,390	36,149	8,244	89,008	113,208	98,060	948	395,007

	September 30, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(23)	(44)	-	(268)	(1,130)	(15)	(1,480)
Recoveries	-	-	-	-	63	65	2	130
Provision for credit losses	18	17	2	40	357	215	1	650
Ending balance	$192	$105	$22	$651	$349	$1,383	$31	$2,733

Three months ended
Beginning balance	$99	$65	$42	$553	$532	$1,744	$41	$3,076
Charge-offs	-	-	-	-	(268)	(463)	-	(731)
Recoveries	-	-	-	-	63	16	1	80
Provision for credit losses	93	40	(20)	98	22	87	(11)	308
Ending balance	$192	$105	$22	$651	$349	$1,383	$31	$2,733

Ending balance:
individually evaluated for impairment	103	73	-	-	-	257	-	433
collectively evaluated for impairment	89	32	22	651	349	1,126	31	2,300
Loans:
Ending balance	35,889	23,074	8,162	58,793	86,116	85,409	1,371	298,814
Ending balance:
individually evaluated for impairment	432	471	-	-	3,146	1,978	-	6,027
collectively evaluated for impairment	35,457	22,603	8,162	58,793	82,970	83,431	1,371	292,787

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$49,390	$36,149	$8,244	$89,008	$115,933	$98,453	$948	$398,125
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	373	3,010	-	3,383
Doubtful	-	-	-	-	-	-	-	-
Total	$49,390	$36,149	$8,244	$89,008	$116,306	$101,463	$948	$401,508

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,531	$29,384	$7,983	$61,119	$95,839	$86,701	$1,260	$319,817
Special mention	-	-	-	-	-	-	-	-
Substandard	432	442	-	-	384	1,143	-	2,401
Doubtful	-	-	-	-	-	-	-	-
Total	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

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

•
Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

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

An aged analysis of past due loans are as follows:

	September 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$49,390	$35,494	$8,244	$89,008	$115,516	$97,951	$948	$396,551
Accruing loans past due:
31-59 days past due	-	655	-	-	-	45	-	700
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	-	-	417	457	-	874
Total past due	$-	$655	$-	$-	$417	$502	$-	$1,574

Non-accrual loans	-	-	-	-	373	3,010	-	3,383

Total loans	$49,390	$36,149	$8,244	$89,008	$116,306	$101,463	$948	$401,508

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,531	$29,176	$7,942	$61,119	$95,839	$86,393	$1,260	$319,260
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	308	-	308
Greater than 90 days past due	-	208	41	-	-	-	-	249
Total past due	$-	$208	$41	$-	$-	$308	$-	$557

Non-accrual loans	432	442	-	-	384	1,143	-	2,401

Total loans	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $4.3 million or 1.06% of total loans outstanding as of September 30, 2013 which represents an increase from $2.7 million as of December 31, 2012. This increase was primarily from one commercial relationship with three loans totaling nearly $1.9 million that was transferred into non-accrual status during 2013.

The impaired loans at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	-	-	-	3,098	3,403	-	6,501
With an allowance recorded	-	-	-	-	373	2,549	-	2,922
With no related allowance recorded	-	-	-	-	2,725	854	-	3,579

Related allowance	-	-	-	-	373	715	-	1,088

Unpaid principal	-	-	-	-	3,161	3,418	-	6,579

Nine months ended
Average balance of impaired loans	-	-	-	-	3,489	3,649	-	7,138
Interest income recognized	-	-	-	-	185	98	-	283
Three months ended
Average balance of impaired loans	-	-	-	-	3,483	3,536	-	7,019
Interest income recognized	-	-	-	-	73	8	-	81

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	432	442	-	-	3,134	1,568	-	5,576
With an allowance recorded	432	442	-	-	381	540	-	1,795
With no related allowance recorded	-	-	-	-	2,753	1,028	-	3,781

Related allowance	21	138	-	-	148	257	-	564

Unpaid principal	432	442	-	-	3,372	1,580	-	5,826

Average balance of impaired loans	439	444	-	-	4,225	1,809	7	6,924
Interest income recognized	18	15	-	-	211	96	1	341

Nonaccrual loans included in impaired loans totaled $3.4 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $50 thousand for the first nine months of 2013.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2013 and 2012 an additional valuation allowance of $347 thousand and $48 thousand, respectively, were recorded in non-interest expense as the current appraised value was not sufficient to cover the recorded OREO amount. For the nine months ended September 30, 2013 there were no new loans transferred from loans to OREO and one OREO property totaling $141 thousand was sold. In comparison, for the nine months ended September 30, 2012 two loans were transferred from loans to OREO totaling $1.6 million, net of reserves, and the Bank sold one OREO property totaling $527 thousand.

The trouble debt restructured loans (“TDRs”) at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$373	-	$-	$373
Commercial loans	6	875	-	-	875
	7	$1,248	-	$-	$1,248

	December 31, 2012
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$381	-	$-	$381
Commercial loans	6	903	-	-	903
	7	$1,284	-	$-	$1,284

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	September 30, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forbearance	1,248	-	1,248
Extension or other modification	-	-	-
Total commercial	1,248	-	1,248
Total TDR's	$1,248	$-	$1,248

	December 31, 2012
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,284	-	1,284
Extension or other modification	-	-	-
Total commercial	1,284	-	1,284
Total TDR's	$1,284	$-	$1,284

There were no new loans restructured in the first nine months of 2013.

Note 5: Intangibles

The gross carrying amount and accumulated amortization of intangible assets are as follows:

September 30, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangible	$377	$14	$363

There were no intangible assets in prior periods

Estimated future amortizing expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2013	20
2014	74
2015	57
2016	46
Thereafter	166
Total amortizing intangible assets	$363

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	September 30,		December 31,
	2013		2012
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$91,189	25%	$95,875	30%
Interest-bearing checking	25,180	7	26,209	8
Money market accounts	80,657	22	70,856	23
Savings	12,823	4	11,107	4
Certificates of deposit $100,000 and over	96,969	27	77,759	25
Certificates of deposit under $100,000	53,070	15	33,052	10
Total deposits	$359,888	100%	$314,858	100%

Note 7: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance on August 8, 2014. As of September 30, 2013 there have not been any exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

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

The following table summarizes the Company’s stock option activity and related information for the period ended:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2013	395,351	$11.16	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,800)	7.50	-	-
Balance at September 30, 2013	393,551	$11.18	395,351	$11.16
Exercisable at September 30, 2013	393,551	$11.18	395,351	$11.16
Weighted average fair value of options
granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $8.66 at September 30, 2013 the options outstanding had an aggregate intrinsic value of $12 thousand. There were no options exercised during the first nine months of 2013.

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	0	$0
Granted	50,000	$6.89
Vested	0	$0
Restricted stock at September 30, 2013	50,000	$6.89

Table

At September 30, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards was $287 thousand. This expense is expected to be recognized through 2016.

Note 8: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $103 thousand for the nine months ended September 30, 2013 and $80 thousand for the nine months ended September 30, 2012. The Company’s matching contributions vest immediately.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Net income	$1,404	$1,182	$407	$388
Preferred dividends	(134)	(471)	(31)	(157)
Net income available to common shareholders (numerator)	$1,270	$711	$376	$231
BASIC
Average common shares outstanding (denominator)	4,040,471	3,012,288	4,040,471	3,748,248
Basic income per common share	$0.31	$0.24	$0.09	$0.06
DILUTED
Average common shares outstanding	4,040,471	3,012,288	4,040,471	3,748,248
Diluted effect of stock options and warrants	1,371	-	1,371	-
Diluted average common shares outstanding (denominator)	4,041,842	3,012,288	4,041,842	3,748,248
Diluted income per common share	$0.31	$0.24	$0.09	$0.06

Stock options and warrants outstanding that are anti- dilutive and thus excluded from calculation of diluted number of shares presented above	486,422	514,127	486,422	514,127

Note 10: Risk-Based Capital

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

Management believes that, as of September 30, 2013 and December 31, 2012 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,722	12.22%	$32,541	8.00%	$40,676	10.00%
Howard Bancorp	$50,749	12.31%	$32,975	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$46,580	11.45%	$16,271	4.00%	$24,406	6.00%
Howard Bancorp	$47,604	11.55%	$16,487	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$46,580	10.64%	$17,509	4.00%	$21,887	5.00%
Howard Bancorp	$47,604	10.86%	$17,535	4.00%	N/A
As of December 31, 2012:
Total capital (to risk-weighted assets)
Howard Bank	$39,739	12.17%	$26,127	8.00%	$32,659	10.00%
Howard Bancorp	$49,404	15.02%	$26,312	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,978	11.32%	$13,064	4.00%	$19,595	6.00%
Howard Bancorp	$46,640	14.18%	$13,156	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,978	9.79%	$15,109	4.00%	$18,887	5.00%
Howard Bancorp	$46,640	12.34%	$15,114	4.00%	N/A

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

September 30, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$21,009	$-	$21,009	$-
Mortgage-backed securities	196	-	196	-
Loans held for sale	804	-	804	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Federal agencies	$26,540	$-	$26,540	$-
Mortgage-backed securities	335	-	335	-
Loans held for sale	1,639	-	1,639	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012.

September 30, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	-	-	-	-
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,725	-	-	2,725
Commercial loans and leases	2,688	-	-	2,688
Consumer	-	-	-	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Impaired loans:
Construction and land	411	-	-	411
Residential - first lien	304	-	-	304
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,985	-	-	2,985
Commercial loans and leases	1,311	-	-	1,311
Consumer	-	-	-	-

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

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at September 30, 2013 and December 31, 2012.

	September 30, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$19,414	$19,414	$-	$19,414	$-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans and leases	398,363	402,061	-	-	402,061
Financial Liabilities
Deposits	359,888	360,425	-	-	360,425
Short-term borrowings	39,934	39,934	-	39,934	-
Long-term borrowings	18,000	18,003	-	18,003	-

	December 31, 2012
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$36,361	$36,361	$-	$36,361	$-
Nonmarketable equity securities	1,475	1,475	-	1,475	-
Loans and leases	319,454	322,495	-	-	322,495
Financial Liabilities
Deposits	314,858	314,292	-		314,292
Short-term borrowings	26,987	26,987	-	26,987	-
Long-term borrowings	12,000	12,025	-	12,025	-

Note 13: Acquisition

On August 16, 2013, Howard Bank, the operating subsidiary of Howard Bancorp, Inc., purchased from Cecil Bank its branch located at 3 West Bel Air Avenue, Aberdeen, Maryland. Pursuant to the transaction, Howard Bank acquired $37.1 million in loans and $35.2 million in deposits from Cecil Bank, as well as the branch premises and equipment at their book value. In connection with its purchase of the branch from Cecil Bank, Howard Bank made a net cash payment to Cecil Bank of $3.3 million, including a premium of approximately $240,000.

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

We are headquartered in Ellicott City, Maryland and we consider our primary market area to be Howard County, Anne Arundel County, Baltimore County and Harford County, all in Maryland.  Our secondary market area, primarily for commercial lending, includes the Maryland counties of Carroll, Frederick, Montgomery and Prince George’s as well as Baltimore City.  We engage in a general commercial banking business, making various types of loans and accepting deposits.  We market our financial services to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals.  Our loans are primarily funded by core deposits of customers in our market.

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

Total assets increased by over $65.2 million or 16.2% when comparing September 30, 2013 assets of $466.9 million to the $401.7 million at December 31, 2012. Total loans and leases outstanding of $401.5 million at the end of September 2013, showed an increase of $79.3 million or 24.6% compared to total loans of $322.2 million on December 31, 2012. Total deposits grew by $45.0 million or 14.3% when comparing September 30, 2013 to December 31, 2012.  These increases reflect our acquisition of our new Aberdeen branch from Cecil Bank, which added $37.1 million in loans and $35.2 million in deposits, during the third quarter of 2013. Additionally, in the first quarter of 2013, the Bank initiated an investment of $8.0 million in bank owned life insurance (“BOLI”).

For the nine months ended September 30, 2013 net income was $1.4 million, which represents an increase of 18.8% over net income for the same period of 2012. Net interest income for the nine months ended September 30, 2013 was $11.4 million versus $10.0 million for the first nine months of 2012, an increase of approximately $1.4 million or 14.7%. Total noninterest income was $549 thousand for the first nine months of 2012, compared to $962 thousand for the same period in 2013. Noninterest income during the 2012 period was negatively impacted by a $131 thousand loss on sale of OREO, while there was a similar loss of only $37 thousand in 2013. Noninterest income during the nine months ended September 30, 2013 also benefited from $210 thousand in income generated from the 2013 initiation of the BOLI program. Total noninterest expenses increased by $1.7 million from $7.8 million for the nine months ended September 30, 2012 to $9.5 million for the same period in 2013. Nearly $1.0 million if this increase was due to additional compensation costs as we continue to expand our staff to support our continued growth initiatives.

We are proceeding with the design and construction of our first Baltimore County, MD branch along with a regional office to be located in Towson, MD, which we expect will open in the fourth quarter of 2013

Critical Accounting Policies

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

Identifiable intangible assets consist of core deposit intangibles acquired in our branch office acquisition. The core deposit intangible asset represents the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in the Aberdeen branch acquisition. This intangible asset is amortized on an accelerated basis over an original life of approximately ten years. Bancorp reviews its intangible assets periodically for impairment. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent that the carrying value exceeds the estimated fair value.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2013 and December 31, 2012 balance sheets is presented below.

Assets

Total assets increased $65.2 million, or 16.2%, to $466.9 million at September 30, 2013 compared to $401.7 million at December 31, 2012.  This asset growth was primarily due to a $79.3 million growth in total loans and leases, partially offset by decreases of $16.9 million in cash and cash equivalents and $5.7 million in investment securities. In addition to the organic loan growth, total assets were enhanced from the Bank’s purchase of nearly $37.1 million of loans in the Aberdeen branch acquisition. The asset growth was funded primarily from increases in customer deposits, which increased from $314.9 million at December 31, 2012 to $359.9 million at September 30, 2013, an increase of $45.0 million or 14.3%. A large contributor to the deposit growth was the approximately $35 million in additional deposits we acquired in the Aberdeen branch acquisition.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are categorized as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds.  At September 30, 2013 and December 31, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $1.9 million and $1.5 million, respectively.  This investment is required for continued FHLB membership, and is based partially upon the dollar amount of borrowings outstanding from the FHLB.  These investments are carried at cost.  We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	September 30, 2013		December 31, 2012
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
U.S. Federal agencies	$21,007	$21,009	$26,526	$26,540
Mortgage-backed	184	196	314	335
Total	$21,191	$21,205	$26,840	$26,875

We had securities available for sale of $21.2 million and $26.9 million at September 30, 2013 and December 31, 2012, respectively, which were recorded at fair value.  This represents a decrease of $5.7 million, or 21.1%, from the prior year end.  The decrease in our securities was used to fund the $8.0 million BOLI program, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at September 30, 2013. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in any of the periods presented.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of less than $1 thousand at both September 30, 2013 and December 31, 2012.  The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations.  We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable.  Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan and Lease Portfolio

Total loans and leases increased by $79.3 million or 24.6%, to $401.5 million at September 30, 2013 from $322.2 million at December 31, 2012.  At September 30, 2013, total loans were 86.0% of total assets, up from 80.2% of total assets at December 31, 2012.  Over the last several years, loan growth throughout the banking industry has been impacted by decreased loan demand resulting from uncertain economic conditions. As the economy in our market area has started to gradually improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.  We had loans held for sale of $0.8 million at September 30, 2013, and $1.6 million at December 31, 2012.

	September 30,		December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	$49,390	12.3%	$37,963	11.8%
Residential - first lien	36,149	9.0	29,826	9.3
Residential - junior lien	8,244	2.1	7,983	2.5
Total residential real estate	44,393	11.1	37,809	11.7
Commercial - owner occupied	89,008	22.1	61,119	19.0
Commercial - non-owner occupied	116,306	29.0	96,223	29.9
Total commercial real estate	205,314	51.1	157,342	48.8
Total real estate loans	299,097	74.5	233,114	72.3
Commercial loans and leases	101,463	25.3	87,844	27.3
Consumer	948	0.2	1,260	0.4
Total loans	$401,508	100.0%	$322,218	100.0%

Deposits

Our deposits increased from $314.9 million at December 31, 2012 to $359.9 million at September 30, 2013, an increase of $45.0 million or 14.3%.  The increase resulted primarily from purchased deposits of $35.2 million in the Aberdeen branch acquisition. The largest increase was in certificates of deposit, which increased from $110.8 million at December 31, 2012 to $150.0 million at September 30, 2013, an increase of $39.2 million or 35.4%.  In addition, interest bearing money market accounts increased $9.8 million from December 31, 2012 to September 30, 2013. Partially offsetting this growth was a decrease in transaction deposits, interest and noninterest bearing, from $122.1 million at December 31, 2012 to $116.4 million at September 30, 2013, a decline of $5.7 million or 4.7%. This transaction deposit decline is attributable primarily to one commercial customer that made a large deposit (in excess of $10 million) in December 2012 of cash received from the sale of a business and subsequently transferred these funds out of the Bank in January 2013.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

	September 30,		December 31,
	2013		2012
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$91,189	25%	$95,875	30%
Interest-bearing checking	25,180	7	26,209	8
Money market accounts	80,657	22	70,856	23
Savings	12,823	4	11,107	4
Certificates of deposit $100,000 and over	96,969	27	77,759	25
Certificates of deposit under $100,000	53,070	15	33,052	10
Total deposits	$359,888	100%	$314,858	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs.  Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances.  Our borrowings totaled $57.9 million at September 30, 2013 and $39.0 million at December 31, 2012.  Short-term borrowings totaled $40.0 million at September 30, 2013 and $27.0 million at December 31, 2012.  We had seven long-term FHLB advances outstanding totaling $18.0 million at September 30, 2013 compared to nine FHLB advances outstanding totaling $12.0 million at December 31, 2012.

Shareholders’ Equity

Total shareholders’ equity increased by $1.3 million, or approximately 2.8%, from $46.7 million at December 31, 2012 to $48.0 million at September 30, 2013.  The increase in shareholders’ equity is the result of the retention of the earnings for the nine months of 2013.

Total shareholders’ equity at September 30, 2013 represents a capital to asset ratio of 10.29%, while the total shareholders’ equity at December 31, 2012 represents a capital to asset ratio of 11.63%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the nine months ended September 30,
	2013			2012
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$90,880	$3,308	4.87%	$79,080	$3,226	5.45%
Commercial real estate	171,569	6,407	4.99	131,227	5,412	5.51
Construction and land	42,044	1,617	5.14	38,107	1,544	5.41
Residential real estate	39,325	1,336	4.54	31,138	1,147	4.92
Consumer	1,133	44	5.23	1,679	57	4.53
Total loans and leases	344,951	12,713	4.93	281,231	11,386	5.41
Federal funds sold	21,648	35	0.22	27,827	46	0.22
Securities: [2]
U.S Gov agencies	15,365	21	0.18	21,835	39	0.24
Mortgage-backed	266	9	4.57	504	17	4.51
Other investments	1,680	27	2.12	1,190	18	2.02
Total securities	17,311	57	0.44	23,529	74	0.42
Total earning assets	383,910	12,805	4.46	332,587	11,506	4.62
Cash and due from banks	4,812			3,690
Bank premises and equipment, net	9,589			9,664
Other assets	14,445			6,445
Less: allowance for credit losses	(2,943)			(3,269)
Total assets	$409,813			$349,117
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$24,916	$51	0.27%	$17,678	$48	0.36%
Money market	76,148	241	0.42	64,321	280	0.58
Savings	12,131	33	0.37	11,576	47	0.54
Time deposits $100,000 and over	58,491	524	1.20	61,815	554	1.20
Other time deposits	64,575	359	0.74	51,747	442	1.14
Total interest-bearing deposits	236,261	1,208	0.68	207,137	1,371	0.88
Short-term borrowings	23,578	83	0.47	23,303	125	0.72
Long-term borrowings	16,029	90	0.75	7,248	53	0.98
Total interest-bearing funds	275,868	1,381	0.67	237,688	1,549	0.87
Noninterest-bearing deposits	85,517			71,018
Other liabilities and accrued expenses	928			842
Total liabilities	362,313			309,548
Shareholders' equity	47,500			39,569
Total liabilities & shareholders' equity	$409,813			$349,117
Net interest rate spread [3]		$11,424	3.79%		$9,957	3.75%
Effect of noninterest-bearing funds			0.19			0.25
Net interest margin on earning assets [4]			3.98%			4.00%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the three months ended September 30,
	2013			2012
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$96,927	$1,203	4.92%	$81,412	$1,084	5.30%
Commercial real estate	189,024	2,368	4.97	136,046	1,861	5.44
Construction and land	43,936	566	5.11	37,577	509	5.39
Residential real estate	41,875	477	4.52	31,296	381	4.84
Consumer	951	13	5.60	1,615	19	4.68
Total loans and leases	372,713	4,627	4.92	287,946	3,854	5.32
Federal funds sold	22,469	12	0.21	25,944	15	0.23
Securities: [2]
U.S. Gov agencies	14,660	4	0.10	29,198	18	0.25
Mortgage-backed	211	2	4.53	434	5	4.58
Other investments	1,925	10	2.12	1,051	6	2.27
Total securities	16,795	16	0.39	30,683	29	0.38
Total earning assets	411,977	4,655	4.48	344,573	3,898	4.50
Cash and due from banks	5,018			3,762
Bank premises and equipment, net	9,842			9,740
Other assets	15,013			6,244
Less: allowance for credit losses	(3,056)			(2,831)
Total assets	$438,795			$361,488
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$24,643	$16	0.25%	$17,887	$13	0.29%
Money market	79,169	68	0.34	65,418	77	0.47
Savings	12,406	9	0.27	12,164	13	0.43
Time deposits $100,000 and over	64,498	192	1.18	60,557	182	1.20
Other time deposits	76,414	138	0.72	50,737	147	1.15
Total interest-bearing deposits	257,130	422	0.65	206,763	432	0.83
Short-term borrowings	25,695	26	0.40	26,341	40	0.60
Long-term borrowing	21,957	49	0.88	6,000	14	0.93
Total interest-bearing funds	304,782	497	0.65	239,104	486	0.81
Noninterest-bearing deposits	85,073			77,122
Other liabilities and accrued expenses	939			708
Total liabilities	390,793			316,934
Shareholders' equity	48,001			44,554
Total liabilities & shareholders' equity	$438,795			$361,488
Net interest rate spread [3]		$4,158	3.84%		$3,412	3.69%
Effect of noninterest-bearing funds			0.17			0.25
Net interest margin on earning assets [4]			4.00%			3.94%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the nine months ended September 30,			For the three months ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$82	$(459)	$541	$119	$(304)	$423
Commercial real estate	995	(674)	1,669	507	(643)	1,150
Construction and land	73	(103)	176	57	(103)	160
Residential real estate	189	(117)	306	96	(102)	198
Consumer	(12)	12	(24)	(6)	15	(21)
Taxable securities	(17)	5	(22)	(13)	1	(14)
Federal funds sold	(11)	(1)	(10)	(3)	(5)	2
Interest-bearing deposits in other banks	-	-	-	-	-	-
Total interest income	1,299	(1,337)	2,636	757	(1,141)	1,898

Interest paid on:
Savings deposits	(13)	(20)	7	(5)	(19)	14
Checking plus interest deposits	3	(16)	19	3	(6)	9
Money market accounts	(39)	(101)	62	(9)	(84)	75
Time deposit $100,000 and over	(30)	0	(30)	10	(9)	19
Other time deposits	(83)	(205)	122	(9)	(221)	212
Short-term borrowings	(42)	(57)	15	(14)	(53)	39
Long-term borrowing	37	(16)	53	35	(3)	37
Total interest expense	(168)	(415)	248	11	(395)	404
Net interest earned	$1,467	$(922)	$2,388	$746	$(746)	$1,492

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2013 and September 30, 2012 is presented below.

General

Net income available to common shareholders increased $559 thousand, or 78.6%, to $1.3 million for the nine months ended September 30, 2013 compared to net income of $.7 million for the nine months ended September 30, 2012. This increase was primarily due to an increase in net income arising from increases of $1.5 million or 14.7% in net interest income and $413 thousand in noninterest income as well as a $337 thousand, or 71.6%, decrease in dividends paid on preferred stock due to a reduction in the dividend rate which is attributable to meeting growth thresholds in certain loan categories defined under the SBLF program. These positive effects were partially offset by a $1.7 million or 21.2% increase in non-interest expenses.

Interest Income

Interest income increased $1.3 million, or 11.3%, to $12.8 million for the nine months ended September 30, 2013 compared to $11.5 million for the same period in 2012.  The increase was primarily due to a $1.3 million or 11.7%, increase in interest and fees on loans. The increase in interest income on loans was due to a 22.7% increase in the average balance during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by a decrease in the average yield on such loans despite an improvement in the mix of loans towards higher-yielding loan products.  Interest income from our other sources of interest income, our securities portfolio and our federal funds sold during this same period declined $28 thousand or 23.3% primarily as a result of lower average balances in both these categories.

Interest Expense

Interest expense decreased $168 thousand, or 10.9%, to $1.4 million for the nine months ended September 30, 2013, compared to $1.5 million for the same period in 2012.  Even though we were able to grow interest bearing sources of funds on average by $29.1 million or 14.1% for the first nine months of 2013 compared to the first nine months of 2012, total interest expense decreased as the average rates paid on deposits and borrowings decreased from .88% to .68% when comparing the two periods, primarily as a result of a continuing shift in the composition of our deposits towards lower cost deposit products.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $1.5 million, or 14.7%, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  As noted above, the increase in net interest income was due to an increase of $1.3 million, or 11.3%, in interest income and a reduction of $0.2 million or 10.9% in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $666 thousand for the nine months ended September 30, 2013 compared to $650 thousand for the same period in 2012, an increase of $16 thousand.  The provision reflects both a general provision that is required given our continued growth in the size of the loan portfolio, as well as a specific provision required on loans individually evaluated and deemed to be impaired.  The $666 thousand provision for the first nine months of 2013 represented an increase in specific provisions required on loans individually evaluated for impairment of $524 thousand, an additional $142 thousand for loans collectively evaluated due to growth in the loan portfolio for the first nine month of 2013.

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

Noninterest Income

Noninterest income was $962 thousand for the nine months ended September 30, 2013 compared to $549 thousand for the nine months ended September 30, 2012, a $413 thousand or 75.2% increase.  This increase was primarily a result of the Bank initiating a BOLI program in January 2013, as well as an increase in gain on the sale of loans and a decrease in loss on the sale of other real estate owned. The BOLI program generated $210 thousand of income during the first nine months of 2013; there was no such income in the first nine months of 2012. Our heightened focus on mortgage banking activities and broadening the secondary market investor base led to increased revenue derived from mortgage banking activities of $85 thousand or 76.8% for the first nine months of 2013 compared to the same period in 2012. The Bank sold one property held in the other real estate owned (“OREO”) portfolio in the first nine months of 2013 at a loss of $37 thousand compared to the sale of one property sold in the same period of 2012 at a loss of $131 thousand. Other operating income consists mainly of certain loan fees comprised of letters of credit fees, late fees and other assessed loan fees and non-depository account fees such as electronic banking fees, which consist of merchant card processing fees, foreign ATM fees and check card fees, and various other sources.  Other operating income slightly decreased by $15 thousand or 4.5% in the nine month period ended September 30, 2013 compared to the same period in 2012 primarily as a result of a $50 thousand one time pre-payment penalty collected on a single commercial relationship in 2012, partially offset by an increase in revenues from merchant card and ATM activity of $16.0 thousand and $12.9 thousand, respectively.

Noninterest Expenses

Noninterest expenses increased $1.7 million or 21.2%, to $9.5 million for the nine months ended September 30, 2013 from $7.8 million for the nine months ended September 30, 2012.  The increase was primarily due to an increase in salaries and employee benefits expenses resulting from the continuing growth of our business development initiatives, branch expansion efforts, and additional support personnel. Salaries and employee benefits increased $969 thousand or 22.6% in the first nine months of 2013 compared to the same period in 2012. Full time equivalent employees increased nearly 20% as the Bank has expanded its mortgage banking team including a highly seasoned executive management member and also additional business development officers focused on our expansion through the greater Baltimore market, in addition to additional back office support and normal merit increases. Occupancy costs remained relatively unchanged period over period, but are expected to increase as the Bank continues with its anticipated Baltimore expansion including the ongoing impact of our recently acquired Aberdeen branch and the anticipated opening of our Towson location. Professional fees increased $189 thousand or 42.6% primarily as a result of additional legal costs related to both our above-mentioned branch expansion and cost associated with SEC compliance matters.  Further increasing these expenses was a valuation allowances for an OREO property of $347 thousand required during the 2013 period, compared to a $48 thousand provision during the nine months ended September 30, 2012.

Net Income Available to Common Shareholders

Net income available to common shareholders during the nine months ended September 30, 2013 increased $559 thousand or 78.6% to $1.3 million compared to $0.7 million during the nine months ended September 30, 2012, as a result of the above factors and a $337 thousand, or 71.6%, decrease in preferred stock dividends.  Preferred stock dividends were lower during the 2013 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories in accordance with the terms of the program. As of September 30, 2013, given the growth in applicable loan categories the dividend rate now stands at the minimum rate of 1.00%.  The average dividend rate we paid on the preferred stock decreased to 1.42% during the nine months ended September 30, 2013 compared to 3.75% during the nine months ended September 30, 2012.

A comparison between the three months ended September 30, 2013 and September 30, 2012 is presented below.

General

Net income available to common shareholders increased $145 thousand, or 62.8%, to $376 thousand for the three months ended September 30, 2013 compared to $231 thousand for the three months ended September 30, 2012. This increase was due to a decrease in preferred stock dividends and an increase in net income during the 2013 period.  Net income increased $19 thousand when comparing net income of $407 thousand for the three months ended September 30, 2013 to net income of $388 thousand for the same period of 2012. In addition, the dividends we paid on our outstanding preferred stock decreased $126 thousand during the first nine months of 2013 compared to the same period of 2012 due to the reduction in the dividend rate in accordance with the terms of the SBLF program, as discussed above.

Interest Income

Interest income increased $757 thousand, or 19.4%, to $4.7 million for the three months ended September 30, 2013 compared to $3.9 million for the same period in 2012.  The increase was primarily due to a $773 thousand, or 20.1%, increase in interest income on loans. The increase in interest income on loans was due to a 29.4% increase in the average balance of the loan portfolio compared to the three months ended September 30, 2012, partially offset by a decrease in the average yield.  Partially offsetting the increase in loan interest was a decline in interest income on investment securities and other interest income, consisting of federal funds sold, which decreased $16 thousand or 23.3% over the same period in 2012, primarily as a result of a $17.4 million or 30.7% decrease in the average balance of these interest earning assets.

Interest Expense

Interest expense slightly increased $11 thousand, or 2.3%, to $497 thousand for the three months ended September 30, 2013, compared to $486 thousand for the same period in 2012, primarily as a result of a $21 thousand increase in borrowing expense partially offset by a $10 thousand decrease in interest paid on deposits during the 2013 period compared to the three months ended September 30, 2012.  The average balance of our long-term borrowings during the three months ended September 30, 2013 increased $16 thousand, or 266.0%, to $22 thousand compared to $6 thousand during the same period in 2012.  This increase in average balances was partially offset by decreases in the average interest rate we paid on short- and long-term borrowings during the 2013 period compared to the three months ended September 30, 2012.  Interest paid on deposits decreased during the three months ending September 30, 2013 versus the same period in 2012 because the average rate paid on interest-bearing deposits decreased to 0.65% during the three months ended September 30, 2013 from 0.83% during the same period of 2012.  This decrease was partially offset by increases of 24.4% in the average balance of interest-bearing deposits during the three months ended September 30, 2013 compared to the same period of the prior year.  By comparison, noninterest bearing balances grew only $8.0 million on average during the 2013 period compared to the same period in 2012.

Net Interest Income

Net interest income increased $746 thousand, or 21.9%, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  As noted above, the increase in net interest income was due to an increase of $757 thousand, or 19.4%, in interest income partially offset by an $11 thousand, or 2.3%, increase in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $140 thousand for the three months ended September 30, 2013 compared to $308 thousand for the same period in 2012, a decrease of $168 thousand or 54.5%. The provision for the third quarter of 2013 was primarily due to additional general provisions that were required given the continued growth in the size of our loan portfolio.

Noninterest Income

Noninterest income was $319 thousand for the three months ended September 30, 2013 compared to $216 thousand for the three months ended September 30, 2012, a $103 thousand or 47.7% increase.  This increase was primarily due to the $72 thousand of income generated from the BOLI program during the third quarter of 2013; there was no such income in the third quarter of 2012 as we did not make the BOLI investment until January 2013.  In addition, service charges on deposit accounts increased $19 thousand quarter over quarter.

Noninterest Expenses

Noninterest expenses increased by $1.0 million or 39.4% to $3.7 million during the three months ended September 30, 2013 compared to $2.7 million the three months ended September 30, 2012.  Salaries and employee benefits increased $414 thousand or 27.8% quarter over quarter primarily as a result of the previously mentioned continuing growth of our business development initiatives, branch expansion efforts, and the hiring of additional support personnel. Professional fees increased $112 thousand as a result of legal costs associated with strategic growth initiatives and SEC compliance matters. Additionally, provision for OREO, which results from a lower valuation on one of our properties held, was $347 thousand for the third quarter of 2013, while there was no such provision recorded for the same period of 2012

Nonperforming and Problem Assets

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

(in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans:
Real estate loans:
Construction and land	$-	$432
Residential - First Lien	-	442
Residential - Junior Lien	-	-
Commercial	373	384
Commercial and leases	3,010	1,143
Consumer	-	-
Total non-accrual loans	3,383	2,401
Troubled debt restructure loans:
Real estate loans:
Commercial	-	-
Residential - First Lien	-	-
Commercial	-	-
Total troubled debt restructure loans	-	-
Total non-performing loans	3,383	2,401
Other real estate owned:
Land	595	595
Commercial	1,782	2,130
Residential	-	178
Total other real estate owned	2,377	2,903
Total non-performing assets	$5,760	$5,304
Ratios:
Non-performing loans to total gross loans	0.84%	0.75%
Non-performing assets to total assets	1.23%	1.32%

Included in total non-accrual loans above are seven trouble debt restructured loans totaling $1.2 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There were two commercial real estate credits totaling $417 thousand and three commercial credits totaling $457 thousand that were 90 days or more past due and still accruing interest at September 30, 2013. At December 31, 2012 there were two residential loans totaling $249 thousand 90 days or more past due and still accruing interest.

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

Nonperforming assets amounted to $5.8 million, or 1.23% of total assets, at September 30, 2013 compared to $5.3 million or 1.32% of total assets at December 31, 2012.  Total nonperforming assets increased by $457 thousand during 2013, while OREO decreased by $525 thousand with the sale of one commercial property for a loss on sale of $37 thousand and an additional provision of $347 thousand on another commercial property. Non-accrual loans increased $982 thousand or 40.9% primarily as a result of three credits to one customer totaling $1.9 million being placed on non-accrual in the second quarter of 2013. Partially offsetting this increase in non-accrual loans were reductions in non-accrual loans from the sale of two residential first mortgage loans totaling $442 thousand and one land loan totaling $432 thousand being was returned to accrual status.

The composition of our nonperforming loans at September 30, 2013 is further described below:

•
Six commercial loans to a local business totaling $0.88 million.  Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.

•
Eight small commercial loans totaling approximately $0.23 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.

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

A loan is considered past due or delinquent when a contractual payment is not paid by the day it is due.  A loan is considered impaired when, based on current information and events, it is probable that Howard Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. The impairment of a loan may be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral.  Generally, Howard Bank’s impairment on such loans is measured by reference to the fair value of the collateral.   Interest income on impaired loans is recognized on the cash basis.

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

As of September 30, 2013 and December 31, 2012, impaired loans amounted to $6.5 million and $5.6 million, respectively.  The amount of impaired loans requiring specific reserves totaled $2.9 million and $1.8 million, respectively.  The amount of impaired loans with no specific valuation allowance totaled $3.6 million and $3.8 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$2,764	$3,433	$2,951	$3,076
Charge-offs:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	(183)	(23)	-	-
Residential junior lien loans	-	(44)	-	-
Commercial owner occupied loans	-	-	-	-
Commercial non-owner occupied loans	(2)	(268)	(2)	(268)
Commercial loans and leases	(202)	(1,130)	-	(463)
Consumer loans	-	(15)	-	-
	(387)	(1,480)	(2)	(731)
Recoveries:
Real estate
Construction and land loans	-	-	-	-
Residential first lien loans	-	-	-	-
Residential junior lien loans	-	-	-	-
Commercial owner occupied loans	-	-	-	-
Commercial non-owner occupied loans	30	63	-	63
Commercial loans and leases	72	65	56	16
Consumer loans	-	2	-	1
	102	130	56	80
Net recoveries (charge-offs)	(285)	(1,350)	54	(651)

Provision for credit losses	666	650	140	308

Balance at end of period	$3,145	$2,733	$3,145	$2,733

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

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$107	12.3%	$127	11.8%
Residential first lien loans	159	9.0	204	9.2
Residential junior lien loans	22	2.1	22	2.5
Commercial owner occupied loans	580	22.2	650	19.0
Commercial non-owner occupied loans	774	29.0	505	29.8
Commercial loans and leases	1,490	25.3	1,227	27.3
Consumer loans	13	0.2	29	0.4
Total	$3,145	100.0%	$2,764	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2013 and December 31, 2012. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents.  The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2013 and December 31, 2012, cash and cash equivalents totaled $19.4 million and $36.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2013 and December 31, 2012, we had $84.2 million and $74.6 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $50.7 million and $34.1 million at September 30, 2013 and December 31, 2012, respectively, and $33.5 million and $40.5 million in unused lines of credit to borrowers at September 30, 2013 and December 31, 2012, respectively.  In addition to commitments to originate loans and unused line of credits we had $8.7 million and $6.2 million in letters of credit at September 30, 2013 and December 31, 2012, respectively.  Certificates of deposit due within one year of September 30, 2013 totaled $85.0 million, or 23.6% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit.  We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2013 cash was utilized by net loan growth of $79.6 million, while for the nine months ended September 30, 2012 cash was used to fund net loan growth totaling $25.4 million.  Due to the amount of maturities of our investments exceeding new investments, we had net cash provided by investing activities of $5.6 million in 2013 while in 2012 we used $22.6 million in cash outlays to grow the securities portfolio.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in deposits of $45.0 million during the nine months ended September 30, 2013.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors, including growth via acquisition.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  FHLB advances were $40 million at September 30, 2013 compared to $26 million at December 31, 2012.  At September 30, 2013, we had the ability to borrow up to a total of $82.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2013 and December 31, 2012, the Bank exceeded all regulatory capital requirements.  The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
(in thousands)	2013	2012

Unfunded loan commitments	$50,687	$34,057
Unused lines of credit	33,470	40,493
Letters of credit	8,647	6,178

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  No amount has been recognized in the statement of financial condition at September 30, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of September 30, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

After expenses, we raised net proceeds of approximately $9.0 million in the public offering.  During the third quarter we provided $8.5 million of the proceeds to the Bank to increase its capital levels in order to support the continued growth of the Bank.

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

HOWARD BANCORP, INC.
(Registrant)

November 12, 2013	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 12, 2013	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

