Form 10-K
period 2013-12-31
Howard Bancorp Inc
filed 2014-03-27
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6011 University Blvd. Suite 370, Ellicott City, MD	21043
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2013, was approximately $24.0 million. At February28, 2014, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 4,090,402.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

As used in this report, “the Company,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries. References to the “Bank” refer to Howard Bank.

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including branch expansion and closures, market share and asset growth, revenue and profit growth, expanding client relationships, increasing originations of residential mortgage loans, our portfolio of mortgage loans and our selling of loans into the secondary market;
•	anticipated changes in expenses and net income;
•	acquisition intensions;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statements with respect to anticipated losses on nonperforming loans;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report.

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

Howard Bank

Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank has chosen, for the time being, not to seek and exercise trust powers, and our business, powers and regulatory structure is the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has four operating subsidiaries, three of which hold foreclosed real estate and the other of which owns and manages real estate that we use for one of our branch locations and that also contains office and retail space.

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. It has branches in Howard County as well as in Anne Arundel County, Baltimore County, and Harford County in Maryland. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”).

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

Our primary source of revenue is net interest income, with fees generated by lending, mortgage banking and depository service charges constituting a smaller share of revenues. We have positioned the balance sheet to hold a high percentage of earning assets and, in turn, to have those earning assets dominated by loans rather than securities investments. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Certain economic conditions may favor investments over loans, such as poor corporate earnings, downturns in real estate cycles and other general slowing economic conditions. At all times, our loan and investment strategies seek to balance the need to maintain adequate liquidity via excess cash or federal funds sold with opportunities to appropriately leverage our capital.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. We acquired our sixth full service branch location in Aberdeen, Maryland in the third quarter of 2013, opened our seventh branch location in Towson, Maryland in the fourth quarter of 2013 and plan to open an additional full service branch in Bel Air, Maryland in the first quarter of 2014. We plan to open additional branches in the counties where we now operate and contiguous counties over the next several years, although we have no definitive plans or agreements in place with respect to any such additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending, deposit gathering (especially non-interest bearing transactional deposits) and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit. Since the Bank’s opening in late 2004, we have participated loans and loan commitments to correspondent banking institutions because of our inability to retain 100% of certain loans originated given our legal lending limit.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We also have loans outside our market areas, although we do not actively solicit business outside our primary market.

We have seven full services branches, four located throughout Howard County, one in Annapolis, one in Towson and one in Harford County.

Howard County	Anne Arundel	Baltimore	Harford

Snowden River	Defense Highway	Towson	Aberdeen
6011 University Blvd.	116 Defense Hwy.	22 W. Pennsylvania Ave.	3 West Bel Air Ave.
Suite 150	Annapolis, MD	Towson, MD	Aberdeen, MD 21001

Ellicott City, MD 21043

Hickory Ridge

6430 Freetown Rd.

Columbia, MD 21044

Maple Lawn

10985 Johns Hopkins Rd.

Laurel, MD 20723

Centennial Place

10161 Baltimore National Pk.

Ellicott City, MD 21042

Competitive Position

We believe that our position as a community bank with nearly $500 million in assets positions us well to survive the current economic slowdown, market consolidation and heightened regulatory environment. Our formation in 2003 and 2004 has positioned us to take advantage of the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services (check imaging, online banking) in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some older small banks who, we believe, are locked into legacy systems and are finding the onslaught of new regulations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payments systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We believe the current economic and regulatory environment will lead to greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

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

Lending Activities

General

Our primary market focus is on making loans to and gathering deposits from small and medium size businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area. Our loans are made to customers primarily in the Greater Baltimore market. Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investor properties, residential mortgage lending and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, only small lending authority is given to individual loan officers. Most loan officers can approve loans of up to $50,000. Regional Executives and the Senior Credit Officer can approve loans up to $250,000 and our President and Chief Executive Officer and our Chief Loan Officer can approve loans of up to $500,000, or $1,000,000 combined.  Loans above these amounts but less than $2 million must be reviewed and approved by an officers’ Loan Committee.  All credit decisions in excess of the officers’ Loan Committee lending authority must be approved prior to funding by our Board Loan Committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

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

Howard Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the Audit Committee of the board and the full board of directors and are available to and used by regulatory examiners when they review the Bank’s asset quality. We currently use the firm of Clifton Larsen Allen to perform this review.

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

Residential Mortgage Lending

We offer a variety of consumer-oriented residential real estate loans. Residential mortgage loans consist primarily of first mortgage loans to individuals, most of which have a loan to value not exceeding 85%. The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans.

Our residential mortgage loans are generally for owner-occupied single family homes. These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has extremely strong credit. Our residential mortgage loans are generally fixed rate loans with 15- or 30-year terms. We will also originate variable rate loans with a five- to seven-year term, although such loans have a longer amortization schedule.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner occupied one-to four-family residences. Our home equity loans are originated at fixed interest rates and with terms of between five and 30 years for primary residences and between five and 15 years for secondary and rental properties, and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, after which the line is refinanced into a ten-year fixed loan, with the possibility of a one-time extension of five years. Home equity lines of credit carry a variable rate of interest and minimum monthly payments during the draw period, which are the greater of (i) $50.00 or (ii) depending on credit score, loan-to-value and debt-to-income ratios, either the interest due or interest due plus 1% of the outstanding loan balance. Home equity loans and lines of credit are generally underwritten with a maximum loan-to-value ratio of 85% (80% when appraised value is greater than $1 million) for a primary residence when combined with the principal balance of the existing mortgage loan; for home equity loans on secondary and rental properties, the maximum loan-to-value ratio is 65%. We require appraisals on all real estate loans – both commercial and residential. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity loans and lines of credit also require title insurance, and borrowers must obtain hazard insurance, and if applicable, flood insurance.

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

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. We originate both fixed and variable rate loans. Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. We generally retain in our portfolio the majority of loans that we originate, except for first lien residential mortgage loans where we sell the majority of the loans into the secondary market. We do not retain the servicing rights on sold loans.

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

We complement our existing Internet and eBanking services with Mobiliti Mobile Banking, PopMoney and eStatement products.  These state of the art products provide the Bank's consumer customers the ability to view account information and pay bills from their mobile device, easily make payments directly to individuals and, with eStatements, to replace their paper monthly statement with an electronically delivered statement.

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

Employees

Howard Bank has 98 full-time employees and four part-time employees as of December 31, 2013. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was approximately $7.1 million as of December 31, 2013. We further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $6.0 million, which in-house limit can be waived by our board Loan Committee. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. Competition for loans to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals is intense, and pricing is important. We believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last several years have enhanced the Bank’s positioning as a locally headquartered and managed community bank, but many of these competitors now have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever. Moreover, larger institutions operating in our primary market area may have access to borrowed funds at a lower rate than is available to us. Deposit competition is also strong among institutions in our primary market area.

However, recent mergers of other area banks into large regional and national financial institutions have created opportunities for community-focused and prudently managed community banks. While our board of directors is aware of the competition that these larger institutions offer, we believe that local independent banks play and will continue to play a significant role in our primary market area. Our board of directors believes it is a significant and distinct advantage to be a community owned and operated state bank interested in serving the needs of small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals.

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

New Capital Rules

In July 2013, the FDIC and other federal bank regulatory agencies approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for calculating those ratios. The proposed new minimum capital level requirements applicable to Howard Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules assign different risk weights to some assets, including a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.

The ultimate impact of the new capital and liquidity standards on our operations is currently being reviewed and will depend on a number of factors. We cannot determine the ultimate effect that the new requirements will have upon our earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Dividends

Howard Bancorp, Inc. is a legal entity separate and distinct from Howard Bank. Virtually all of Howard Bancorp’s revenue available for the payment of dividends on its common stock results from dividends paid to Howard Bancorp by Howard Bank. Under Maryland law, Howard Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Howard Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Howard Bank being in an unsafe and unsound condition.

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

The Dodd-Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. The assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act also made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% percent to 1.35% of the estimated amount of total insured deposits, eliminating the upper limit for the reserve ratio designated by the FDIC each year, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. For 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. For 2014, amounts in transaction accounts above $13.3 million and up to $89.0 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $89.0 million require reserves of $2,271,000 plus 10 percent of the amount in excess of $89.0 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Howard Bank is in compliance with its reserve requirements.

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

Generally, Section 23A of the Federal Reserve Act and the FRB’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20.0% of such bank’s capital stock and surplus. The term ‘‘covered transaction’’ includes the making of loans, purchase of assets, issuance of guarantees and other similar transactions. In addition, loans or other extensions of credit by the bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates.

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

Consumer Protection Laws

Howard Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies, including bank holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, Howard Bancorp in the future could be required to provide financial assistance to Howard Bank should Howard Bank experience financial distress.
•	Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
•	Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Howard Bank, the CFPB has exclusive rule making authority, but the FDIC, as Howard Bank’s primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.
•	Deposit insurance. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Howard Bank.

•	Enhanced lending limits. The Dodd-Frank Act strengthened the limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Corporate governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Howard Bancorp. The Dodd-Frank Act provides the U.S. Securities Exchange Commission (“SEC’) with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and direct the SEC and national securities exchanges to adopt rules that; (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of December 31, 2013, Howard Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Dodd-Frank Act and the FRB’s Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the Audit Committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We are subject to further reporting and audit requirements under the requirements of the Sarbanes-Oxley Act. We are also required to prepare policies, procedures and systems designed to ensure compliance with these regulations.

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

A continuation or worsening of economic conditions could adversely affect our results of operations and financial condition.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and inconsistent, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending, and the ongoing lack of certainty in the economy continues to affect the willingness of companies to borrow to fund their future growth and otherwise decrease loan demand, which negatively impacts our business. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Because our loan portfolio consists largely of commercial business and commercial real estate loans, our portfolio carries a higher degree of risk than would a portfolio composed primarily of residential mortgage loans.

Our loan portfolio is made up largely of commercial business loans and commercial real estate loans, most of which is collateralized by real estate. These types of loans generally expose a lender to a higher degree of credit risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

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

While the declines in the value of our real estate collateral securing loans following the recession that began in 2007 have been reflected in existing reserves, the discounts and reserves we have taken against our loan portfolio based on our review of the recent recession’s impact on real estate values in our market areas may be insufficient. Further deterioration in the real estate market or a prolonged economic recovery could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans and increased portfolio losses that could materially and adversely affect us.

In addition, our commercial borrowers have been impacted by the current economic slowdown as consumers and other businesses have pulled back on spending. Small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A continued slow economic recovery may also have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain an allowance for credit losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of our loan portfolio, determines the amount of the allowance for credit losses. We cannot, however, predict with certainty the amount of probable losses in our portfolio or be sure that our allowance will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, our losses will increase and our earnings will suffer.

In particular, it is more difficult to estimate loan losses for those types of loans - commercial and commercial real estate - that constitute the majority of our portfolio as compared to, for example, residential mortgage loans. Also, because these types of loans tend to have large loan balances, a loss on a single loan could have a significant adverse effect on our operations.

In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover future incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease to earnings. Material additions to the allowance could materially decrease our net income. If delinquencies and defaults continue to increase, we may be required to further increase our provision for loan losses.

In addition, bank regulators periodically review our allowance for credit losses and may require an increase in the provision for loan losses or further loan charge-offs to the allowance for credit losses. Any increase in the allowance for credit losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

Because our loan portfolio includes residential real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

We originate and retain in our portfolio residential mortgage loans and intend to increase our origination of these types of loans. While residential real estate loans are more diversified than loans to commercial borrowers, and our local real estate market and economy have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans in our portfolio. In addition, should values begin to decline again, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

Proposed and final regulations could restrict our ability to originate residential real estate loans.

The CFPB has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more costly/and or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies initially issued a proposed rule to implement this requirement in April 2011. A revised proposed rule was issued in August 2013. The Dodd-Frank Act provides that the definition of “qualified residential mortgage” can be no broader than the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate and intend to originate, and restrict our ability to make residential mortgage loans.

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

Our current primary market area consists of the Greater Baltimore Metropolitan Area. Broad geographic diversification is not currently part of our community bank focus. As a result, if our market areas suffer an economic downturn, our business and financial condition may be more severely affected by such circumstances. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around our market areas. Our larger bank competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas.

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. In particular, due to the proximity of our primary and secondary market areas to Washington, D.C., decreases in spending by the Federal government, could impact us more than banks that serve a larger or a different geographical area. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

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

We depend heavily on five key employees, Mary Ann Scully, Robert A. Altieri, Paul G. Brown, Charles E. Schwabe and George C. Coffman, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our President and Chief Executive Officer, Mr. Altieri is an Executive Vice President, President of our Mortgage Banking Division and our Chief Specialty Lending Officer, Mr. Brown is an Executive Vice President and our Chief Lending Officer, Chief Client Services Officer and Chief Credit Risk Officer, Mr. Schwabe is an Executive Vice President and our Secretary, Chief Administrative Officer, Chief Information Officer and Chief Operational Risk Officer, and Mr. Coffman is an Executive Vice President and our Chief Financial Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully, Mr. Altieri, Mr. Brown, Mr. Schwabe and Mr. Coffman and acquired key-person life insurance on each such executive officer, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully, Mr. Altieri, Mr. Brown, Mr. Schwabe or Mr. Coffman could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Our growth strategy may not be successful, may be dilutive and may have other adverse consequences.

As previously mentioned, a key component of our growth strategy is to pursue acquisitions of other financial institutions or branches of other financial institutions. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, our net income could decline and we would be required to find other methods to grow our business. We may also open additional branches organically and expand into new markets or offer new products and services. These activities would involve a number of risks, including:

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

Further, we plan to make significant investment in our infrastructure in the immediate future. We also currently plan to open additional branches in the areas where we now operate and in other markets over the next few years. We anticipate that this will have the short-term effect of, at least temporarily, increasing our expenses at a faster rate than revenue growth, which will have an adverse effect on net income.

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

Further, regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for credit losses. If regulators require Howard Bank to charge-off loans or increase its allowance for credit losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Supervision and Regulation.”

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

The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act established the new CFPB, included provisions that allow financial institutions to pay interest on business checking accounts, broadened the base for FDIC insurance assessments, added restrictions on how mortgage brokers and loan originators may be compensated, included additional mortgage origination provisions including risk retention, and added and modified many other regulations applicable to insured depository institutions. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number regulations under the Dodd-Frank Act that have not yet been proposed or adopted. We will not know the full impact of the Dodd-Frank Act on our business for years after regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, as regulations under the Dodd-Frank continue to be implemented, compliance with these new laws and regulations may require us to make changes to our business and operations, impose on us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes will also likely result in additional costs and a diversion of management’s time from other business activities and may decrease revenues by, for example, limiting the fees we can charge, any of which may adversely impact our results of operations, liquidity or financial condition. The new duties to be imposed on mortgage lenders, including a duty to determine the borrower’s ability to repay the loan and a requirement on mortgage securitizers to retain a minimum level of economic interest in securitized pools of certain mortgage types, may decrease the demand for mortgage loans. Any of these consequences, as well as the failure to comply with new requirements or any future changes in laws or regulations, may adversely impact our results of operations, liquidity or financial condition. For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. Our capital requirements for the foreseeable future are currently satisfied. We may at some point, however, need to raise additional capital to support our continued growth, or if our liquidity is adversely affected by external factors such as worsening economic conditions or continued economic uncertainty. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired, or the failure to raise additional capital could have a material adverse effect on our liquidity, financial condition or results of operations. In addition, if we decide to raise additional equity capital, your interest in Howard Bancorp could be diluted. Furthermore, if we raise additional capital through the issuance of debt securities, there can be no assurance that sufficient revenues or cash flow will exist to service such debt.

The market value of our investments could negatively impact stockholders’ equity.

All of our securities investment portfolio as of December 31, 2013 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments. ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

While the U.S. and other governments continue efforts to restore confidence in financial markets and promote economic growth, market and economic turmoil could still occur in the near- or long-term, negatively affecting our business, financial condition and results of operations, as well as the price, trading volume and volatility of our common stock.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in Howard Bancorp and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 10 million shares of common stock, 4,095,650 of which are outstanding as of the date of this report, 119,376 of which are reserved for issuance pursuant to outstanding warrants, 387,101 of which are reserved for issuance pursuant to outstanding options granted under our stock incentive plans and employment agreements and 684,897 of which are reserved for issuance pursuant to future grants under our stock incentive plans. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company leases its headquarters located at Columbia 100 Corporate Park in Ellicott City, Maryland (6011 University Blvd.). The headquarters’ space is approximately 8,700 square feet on the 3rd floor. A full service branch is located on the ground floor of the building and contains approximately 2,850 square feet. A separate drive-thru facility is adjacent to this building. Howard Bank operates six additional full service branches, leasing all of them except for our Ellicott City Branch and our Aberdeen Branch, and also leases regional offices in Annapolis and Towson, as further described below.

Our second branch is located in the Hickory Ridge Village Center in Columbia, Maryland (6430 Freetown Rd.), and consists of an approximate 2,400 square foot full service branch and a three lane drive-thru facility. The lease for this location expires on June 30, 2014, and we plan to close this branch at the lease expiration.

A third branch is located in Maple Lawn near the intersection of Johns Hopkins Road and Old Columbia Road/Route 29 in Laurel, Maryland (10985 John Hopkins Road) and consists of an approximate 3,000 square foot full service branch and a three lane drive-thru facility.

We own the property on U.S. Route 40 at 10163 Baltimore National Pike, Ellicott City, MD 21042 at which we operate an approximate 3,100 square foot full service branch and a three lane drive-thru facility. An additional commercial building on this property includes approximately 9,000 square feet of retail space on the ground floor and an additional approximate 5,900 square feet of office space on the second floor that we use for our operations and support functions.

Our Annapolis branch is located on the first floor of a building at 116 Defense Highway in Annapolis, Maryland. We lease approximately 2,756 square feet of space and in the second quarter of 2012 relocated the limited branch services previously operated out of our Annapolis office to this full service branch.

Our Aberdeen branch, which we purchased from Cecil Bank in August 2013, consists of approximately 1,512 square feet and a two lane drive through facility. Along with both deposit accounts and loans, we acquired the branch real estate from Cecil Bank which is now fully owned by the Bank.

In November 2013, we opened an approximately 2,700 square foot regional office, which is in Towson, Maryland. This office houses lending, business development and relationship management functions. Simultaneously, in the adjacent space to our regional office, we opened our Towson Branch which is approximately 3,000 square feet located on the first floor of a building at 22 West Pennsylvania Avenue in Towson, Maryland.

We also maintain an approximately 2,400 square foot regional office that functions as a regional office, which we opened in 2010, in the Annapolis Exchange Building in Annapolis, Maryland (197 Annapolis Exchange Parkway, Suite 140). This office houses lending, business development and relationship management functions.

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

The following table reflects the high and low sale prices for the periods presented. Quotations for 2013 and the third and fourth quarters of 2012 are based on NASDAQ listings and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions; quotations for the first two quarters of 2012 is based on information posted on the OTCBB by broker dealers and these prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

	2013		2012
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$7.09	$6.10	$5.40	$4.51
Second	8.02	6.85	7.35	5.40
Third	9.10	7.26	9.55	6.55
Fourth	10.10	8.24	7.56	6.01

At February 28, 2014, we had 320 stockholders of record.

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

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. The proceeds have been utilized to increase the capital levels of the Bank and deployed into additional loans and other assets.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2013	2012	2011	2010	2009
Operation Statement Data:
Interest income	$17,711	$15,537	$14,640	$14,255	$12,426
Interest expense	1,901	2,005	2,017	2,907	3,744
Provision for credit losses	950	718	1,164	1,633	3,670
Noninterest income	1,324	768	1,137	741	756
Noninterest expense	13,239	10,823	10,148	8,707	9,260
Federal and state income tax expense (benefit)	984	1,138	1,063	816	(1,304)
Net income (loss)	1,961	1,621	1,385	933	(2,188)
Dividends	165	616	451	326	274
Net income (loss) available to common shareholder	1,796	1,005	934	607	(2,462)

Per share data and shares outstanding:
Net income per common share, basic	$0.44	$0.31	$0.35	$0.23	$(0.94)
Net income per common share, diluted	$0.44	$0.31	$0.35	$0.23	$(0.94)
Book value per common share at period end	$8.80	$8.45	$9.12	$8.73	$8.44
Average common shares outstanding	4,077,613	3,269,835	2,638,443	2,634,822	2,633,066
Diluted average common shares outstanding	4,081,011	3,269,835	2,638,443	2,634,822	2,633,066
Shares outstanding at period end	4,095,650	4,040,471	2,640,264	2,636,837	2,633,836

Financial Condition data:
Total assets	$499,918	$401,675	$323,082	$300,219	$286,296
Loans receivable (gross)	403,875	322,218	276,531	256,307	252,745
Allowance for credit losses	2,506	2,764	3,433	3,523	3,508
Other interest-earning assets	60,481	38,972	15,614	15,338	20,277
Total deposits	388,949	314,858	262,642	239,314	228,743
Borrowings	61,658	38,987	22,984	31,024	28,458
Total stockholders’ equity	48,624	46,721	36,630	29,288	28,514
Common equity	36,062	34,159	24,068	23,016	22,242

Average asset	428,961	356,355	306,567	302,095	257,249
Average stockholders' equity	47,717	41,338	31,749	29,004	30,069
Average common stockholders' equity	35,155	28,776	23,737	22,732	24,775

Selected performance ratios:
Return on average assets	0.46%	0.45%	0.45%	0.31%	(0.85)%
Return on average common equity	5.58%	5.63%	5.83%	4.10%	(8.83)%
Net interest margin(1)	3.93%	3.98%	4.37%	4.01%	3.54%
Efficiency ratio(2)	77.27%	75.69%	73.75%	72.02%	98.11%

Asset quality ratios:
Nonperforming loans to gross loans	0.79%	0.75%	2.13%	2.20%	3.03%
Allowance for credit losses to loans	0.62%	0.86%	1.24%	1.37%	1.39%
Allowance for credit losses to nonperforming loans	78.76%	115.12%	58.40%	62.36%	45.86%
Nonperforming assets to loans and other real estate	1.37%	1.63%	2.79%	3.34%	3.35%
Nonperforming assets to total assets	1.11%	1.32%	2.40%	2.89%	2.97%

Capital ratios:
Leverage ratio	9.93%	12.34%	11.52%	9.52%	10.08%
Tier I risk-based capital ratio	11.45%	14.18%	13.14%	11.14%	11.30%
Total risk-based capital ratio	12.05%	15.02%	14.36%	12.39%	12.55%
Average equity to average assets	11.12%	11.60%	10.36%	9.60%	11.69%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2013, 2012 and 2011. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

We are headquartered in Ellicott City, Maryland and we consider our primary market area to be The Greater Baltimore Metropolitan Area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

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

As noted above, in August 2013, Howard Bank purchased from Cecil Bank its branch located at 3 West Bel Air Avenue, Aberdeen, Maryland. Pursuant to the transaction, Howard Bank acquired $37.1 million in loans and $35.2 million in deposits from Cecil Bank, as well as the branch premises and equipment at their book value. In connection with its purchase of the branch from Cecil Bank, Howard Bank made a net cash payment to Cecil Bank of $3.2 million, including a premium of approximately $240,000. This transaction was recorded as an asset acquisition.

For the year ended December 31, 2013, we reported net income of $1.96 million compared to net income of $1.62 million in 2012, an increase of $341 thousand or 21%. Driven by continued balance sheet growth, net interest income increased to $15.8 million in 2013, which represented an increase of $2.3 million or 17% compared to 2012. Partially offsetting the increase in net interest income, the provision for loan losses in 2013 of $950 thousand was $232 thousand or 32% higher than the 2012 provision of $718 thousand. Noninterest income also increased, to $1.3 million during 2013 compared to $768 thousand for 2012, representing an increase of $556 thousand or 73%. The largest contributor to the increased noninterest revenues was the initiation of a Bank Owned Life Insurance (BOLI) program in January 2013, which generated $282 thousand of income during 2013. In addition to the BOLI income, year over year service charges on deposits and mortgage banking gains increased by 20% and 76%, respectively, during 2013. Total noninterest expenses for 2013 of $13.2 million increased by $2.4 million or 22% over total noninterest expenses of $10.8 million in 2012. Compensation expenses, which accounted for more than half of the total increase in expenses, grew by $1.3 million or 22% during 2013 compared to 2012 due to increases in staffing as we continue to open new branch and regional office locations, and also commenced the building and staffing of our new mortgage division. With our geographic expansion, we also increased our advertising and business development expenditures to support our entrée into the new markets and saw increased professional fees associated with the successful initiative to supplement organic growth with acquired growth. Also in 2013, we recorded $347 thousand in expense due to a decreased valuation on one of our foreclosed properties, while this same expense for 2012 was only $48 thousand, representing a year over year increase of $299 thousand, as work towards disposal of the residual nonperforming assets on the balance sheet continues.

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

Our nonperforming assets totaled $5.6 million, or 1.11% of total assets, at December 31, 2013, compared to $5.3 million, or 1.32% of total assets, at December 31, 2012 and $7.8 million, or 2.4% of total assets, at December 31, 2011. We had two loans totaling $455 thousand delinquent more than 90 days and still accruing at December 31, 2013 compared to $249 thousand (two loans) and $90 thousand (one loan) of such delinquencies at December 31, 2012 and December 31, 2011, respectively. In addition, we provided $950 thousand for credit losses for the year ended December 31, 2013 compared to $718 thousand for credit losses during the year ended December 31, 2012 and $1.2 million during the year ended December 31, 2011, due to the increase loan volume.

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

Share based compensation

We follow the provisions of ASC Topic 718 "Compensation – Stock Compensation" which requires the expense recognition over the respective service period for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. Our practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate board Committee.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2013 and December 31, 2012 balance sheets are presented below.

Assets

Total assets increased $98.2 million, or 24.5%, to $499.9 million at December 31, 2013 compared to $401.7 million at December 31, 2012. This increase in assets was primarily due to an $81.7 million, or 25.3%, increase in loans, to $403.9 million at December 31, 2013 from $322.2 million at December 31, 2012. In addition to the $37.1 million in loans purchased in the Aberdeen branch acquisition, the Bank had organic growth of $44.6 million or 13.8% in loans during 2013. In addition, the Company purchased $11.0 million in BOLI during 2013 as it implemented its BOLI program. The growth in assets was funded primarily from increases in customer deposits, which increased from $314.9 million at December 31, 2012 to $388.9 million at December 31, 2013, an increase of $74.1 million or 23.5%. This deposit growth included approximately $35.2 million in additional deposits acquired in the Aberdeen branch acquisition. Supplementing the deposit growth, additional funding was provided by an increase in both short term and long term borrowings during 2013. Total borrowed funds increased by $22.7 million or 58.2% during 2013, primarily due to the lower interest rates on these sources of funds, which made it more efficient to use borrowings to fund asset growth as opposed to deposits. In addition, our total capital levels increased $1.9 million or 24.5% year over year, due primarily to annual earnings.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At December 31, 2013 and December 31, 2012 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.3 million and $1.5 million, respectively. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$28,522	$1	$2	$28,521	$26,526	$14	$-	$26,540
Mortgage-backed	157	10	-	167	314	21	-	335
	$28,679	$11	$2	$28,688	$26,840	$35	$-	$26,875

We had securities available for sale of $28.7 million and $26.9 million at December 31, 2013 and December 31, 2012, respectively, which were recorded at fair value. This represents a slight increase of $1.8 million, or 6.7%, for the year ended December, 2013 from the prior year end. We did not record any gains or losses on the sales or calls of agency securities or mortgage backed securities in either of the years ended December 31, 2013 or 2012.

With respect to our portfolio of securities available for sale, the portfolio contained eight securities with an unrealized loss of $1,975 dollars and one security with unrealized losses of $52 dollars at December 31, 2013 and 2012, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio at December 31, 2013 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2013
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years			Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average		Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield		Cost	Yield
U.S. Government Agencies	$28,522	0.10%	$-	-%	$-	-%	$-	-%		$28,522	0.10%
Mortgage-backed	-	-	51	5.04	106	4.86	-	-		157	4.92
	$28,522	0.10%	$51	5.04%	$106	4.84%	$-		%	$28,679	0.12%

Loan and Lease Portfolio

Total loans and leases increased by $81.7 million or 25.3%, to $403.9 million at December 31, 2013 from $322.2 million at December 31, 2012. At December 31, 2013, total loans were 80.8% of total assets compared to 80.2% of total assets at December 31, 2012. Loan growth throughout the banking industry has been hampered by decreased loan demand resulting from uncertain economic conditions. As previously stated, loan growth during 2013 benefited from the purchase of $37.1 million in loans in the Aberdeen branch acquisition.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the loans we hold in our portfolio, we had loans held for sale of $3.3 million at December 31, 2013, and $1.6 million at December 31, 2012.

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$50,884	12.6%	$37,963	11.8%	$39,268	14.2%	$30,604	11.9%	$33,437	13.2%
Residential - first lien	39,249	9.7	29,826	9.3	22,087	8.0	22,309	8.7	20,202	8.0
Residential - junior lien	8,266	2.0	7,983	2.5	9,242	3.3	9,889	3.9	10,401	4.1
Total residential real estate	47,515	11.7	37,809	11.7	31,329	11.3	32,198	12.6	30,603	12.1
Commercial - owner occupied	90,333	22.4	61,119	19.0	46,588	16.8	46,947	18.3	43,397	17.2
Commercial - non-owner occupied	113,559	28.1	96,223	29.9	76,880	27.8	58,438	22.8	51,193	20.3
Total commercial real estate	203,892	50.5	157,342	48.8	123,468	44.6	105,385	41.1	94,590	37.4

Total real estate loans	302,291	74.8	233,114	72.3	194,065	70.2	168,187	65.6	158,630	62.8
Commercial loans and leases	100,410	24.9	87,844	27.3	81,243	29.4	86,851	33.9	92,816	36.7
Consumer loans	1,174	0.3	1,260	0.4	1,223	0.4	1,269	0.5	1,299	0.5
Total loans and leases	$403,875	100.0%	$322,218	100.0%	$276,531	100.0%	$256,307	100.0%	$252,745	100.0%

As is evident in the above table, we are primarily focused on lending to businesses for both commercial financing loans, and also commercial real estate lending. Although there is a small amount of residential and consumer loans, our business model has always been to focus on the needs of small to mid-sized businesses and their owners. With the expansion of our mortgage banking activities, we expect our residential real estate lending to increase.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2013.

	As of December 31, 2013
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$21,973	$23,837	$5,074	$50,884
Residential - first lien	-	-	39,249	39,249
Residential - junior lien	-	1,742	6,524	8,266
Total residential real estate	-	1,742	45,773	47,515
Commercial - owner occupied	6,065	35,853	48,415	90,333
Commercial - non-owner occupied	13,980	47,522	52,057	113,559
Total commercial real estate	20,045	83,375	100,472	203,892
Total real estate loans	42,018	108,954	151,319	302,291
Commercial loans and leases	10,943	28,671	60,796	100,410
Consumer loans	586	557	31	1,174
Total	$53,547	$138,182	$212,146	$403,875
Rate terms:
Fixed rate	$25,479	$91,384	$126,362	$243,225
Adjustable rate	28,068	46,798	85,784	160,650
Total	$53,547	$138,182	$212,146	$403,875

Deposits

We accept deposits primarily from the areas in which our branches and offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Customer deposits have historically provided us with a sizeable source of relatively stable and low-cost funds to support asset growth. Our deposit accounts consist of commercial and retail checking accounts, savings accounts, certificates of deposit, money market accounts, and individual retirement accounts. We do not currently accept brokered deposits other than those obtained under Promontory Interfinancial Network’s certificate of deposit account registry service (“CDARS”) program.

We review and update interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, anticipated short term loan demand and our deposit growth goals.

Our deposits increased from $314.9 million at December 31, 2012 to $388.9 million at December 31, 2013, an increase of $74.1 million or 23.5%; this growth includes the $35.2 million purchased in the Aberdeen branch acquisition. Our noninterest bearing demand deposit account balances at the end of 2012 included a large deposit by one customer that exceeded $10.2 million. These funds were withdrawn early in 2013, and account for the decline when comparing 2013 to 2012. Excluding this one customer, other noninterest bearing demand deposit account balances increased during 2013. As detailed in the table below, all other categories of deposits reflected growth in 2013. The growth in deposits funded 90.7% of the year over year growth in loans, with borrowings comprising the majority of the additional funding of asset growth.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated

	December 31,
(dollars in thousands)	2013			2012			2011
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$89,759	23%	-%	$95,875	30%	-%	$62,044	24%	-%
Interest-bearing checking	31,443	8	0.27	26,209	8	0.34	17,687	7	0.43
Money market accounts	96,365	25	0.40	70,856	23	0.55	61,267	23	0.70
Savings	12,496	3	0.34	11,107	4	0.51	10,644	4	0.65
Certificates of deposit $100,000 and over	110,516	29	1.20	77,759	25	1.27	79,718	30	1.21
Certificates of deposit under $100,000	48,370	12	0.72	33,052	10	1.01	31,282	12	1.06
Total deposits	$388,949	100%	0.67%	$314,858	100%	0.85%	$262,642	100%	0.91%

As of December 31, 2013 and 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $110.5 million and $77.8 million, respectively. The following table sets forth the maturity of those certificates at December 31, 2013.

December 31,
(in thousands)	2013
Three months or less	$18,844
Over three to six months	18,823
Over six to twelve months	33,496
Over one year	39,353
$110,516

Borrowings

Customer deposits remain the primary source of borrowing we utilize to meet funding needs. Other borrowings used consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $61.7 million at December 31, 2013 and $39.0 million at December 31, 2012. Short-term borrowings are summarized on the following table:

	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$21,658	0.12%	$16,987	0.40%	$6,984	0.62%
Average for the year	$15,697	0.27%	$17,288	0.45%	$12,211	0.39%
Maximum month-end balance	$24,644		$23,726		$17,379
Federal Funds Purchased and Short-term Borrowed Funds
At period end	$24,000	0.43%	$10,000	0.79%	$6,000	0.59%
Average for the year	$12,762	0.57%	$6,468	1.33%	$9,629	0.98%
Maximum month-end balance	$24,000		$11,000		$12,500

Short-term borrowing totaled $45.7 million at December 31, 2013 and $27.0 million at December 31, 2012. Short-term borrowing consist of overnight electronic sweep products that move customer excess funds from non-interest bearing account to interest bearing ones. Master notes sweep funds from the Bank’s customer accounts to the Company and do not require collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2013 and 2012 there were $21.7 million and $16.6 million, respectively in borrowings under these repurchase agreements. We did not utilize any Federal funds purchased at December 31, 2013 or December 31, 2012. At December 31, 2013 we had 11 advances outstanding totaling $24.0 million and at December 31, 2012 there were five advances outstanding totaling $10.0 million in short-term advances outstanding under borrowings from the FHLB.

Total Shareholders’ Equity

Total shareholders’ equity increased by $1.9 million or 4.1% from $46.7 million at December 31, 2012 to $48.6 million at December 31, 2013. The increase in shareholder’s equity is primarily the result of annual earnings. Total shareholders’ equity at December 31, 2013 represents a capital to asset ratio of 9.7%, while the total shareholders’ equity at December 31, 2012 represents a capital to asset ratio of 11.6%.

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

	For the years ended December 31,
	2013			2012			2011
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$93,554	$4,565	4.88%	$81,056	$4,363	5.38%	$84,384	$4,758	5.64%
Commercial real estate	179,023	8,834	4.93	135,284	7,364	5.44	108,073	6,318	5.85
Construction and land	44,276	2,284	5.16	37,830	2,017	5.33	34,252	1,732	5.06
Residential real estate	40,664	1,838	4.52	32,292	1,561	4.83	32,880	1,646	5.01
Consumer	1,097	59	5.33	1,587	75	4.73	1,250	62	4.96
Total loans and leases	358,614	17,579	4.90	288,050	15,380	5.34	260,839	14,516	5.57
Federal funds sold	25,338	54	0.21	25,960	55	0.21	11,891	22	0.19
Securities: [2]
U.S Gov agencies	16,725	26	0.16	23,947	55	0.23	13,845	45	0.33
Mortgage-backed	245	11	4.56	472	22	4.66	816	40	4.90
Other investments	1,825	40	2.20	1,208	25	2.07	1,459	17	1.17
Total securities	18,795	78	0.41	25,627	102	0.40	16,120	102	0.63
Total earning assets	402,747	17,711	4.40	339,637	15,537	4.57	288,850	14,640	5.07
Cash and due from banks	4,861			3,781			3,209
Bank premises and equipment, net	9,855			9,656			9,264
Other assets	14,484			6,429			9,136
Less: allowance for credit losses	(2,986)			(3,147)			(3,890)
Total assets	$428,961			$356,355			$306,569
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$25,866	$69	0.27%	$18,997	$64	0.34%	$15,859	$68	0.43
Money market	81,345	327	0.40	65,603	362	0.55	62,448	438	0.70
Savings	12,270	42	0.34	11,705	60	0.51	11,974	78	0.65
Time deposits $100,000 and over	60,188	722	1.20	60,605	772	1.27	58,845	715	1.21
Other time deposits	68,894	496	0.72	51,803	521	1.01	42,322	449	1.06
Total interest-bearing deposits	248,563	1,656	0.67	208,712	1,779	0.85	191,448	1,748	0.91
Short-term borrowings	28,459	114	0.40	23,749	163	0.69	21,840	168	0.77
Long-term borrowings	16,521	131	0.79	7,262	64	0.88	7,666	101	1.32
Total interest-bearing funds	293,543	1,901	0.65	239,723	2,005	0.84	220,954	2,017	0.91
Noninterest-bearing deposits	86,727			74,431			53,040
Other liabilities and accrued expenses	974			863			826
Total liabilities	381,244			315,017			274,820
Shareholders' equity	47,717			41,338			31,749
Total liabilities & shareholders' equity	$428,961			$356,355			$306,569
Net interest rate spread [3]		$15,810	3.75%		$13,532	3.74%		$12,623	4.16%
Effect of noninterest-bearing funds			0.18			0.25			0.21
Net interest margin on earning assets [4]			3.93%			3.98%			4.37%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$202	$(407)	$609	$(395)	$(216)	$(179)
Commercial real estate	1,470	(686)	2,157	1,046	(437)	1,482
Construction and land	267	(66)	332	285	94	190
Residential real estate	276	(102)	378	(85)	(56)	(28)
Consumer	(16)	10	(26)	13	(3)	16
Taxable securities	(24)	4	(28)	-	(38)	38
Federal funds sold	(1)	-	(1)	33	3	30
Total interest income	2,174	(1,248)	3,422	897	(653)	1,550

Interest paid on:
Savings deposits	(18)	(20)	2	(19)	(17)	(1)
Checking plus interest deposits	5	(13)	18	(4)	(14)	11
Money market accounts	(35)	(98)	63	(76)	(93)	18
Time deposit $100,000 and over	(50)	(45)	(5)	57	35	22
Other time deposits	(24)	(147)	123	72	(23)	95
Short-term borrowings	(49)	(68)	19	(5)	(18)	13
Long-term borrowing	67	(6)	73	(37)	(34)	(3)
Total interest expense	(104)	(397)	293	(12)	(166)	154
Net interest earned	$2,278	$(851)	$3,129	$909	$(487)	$1,395

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the years ended December 31, 2013 and December 31, 2012 is presented below.

General

Net income available to common shareholders increased $791 thousand, or 78.7%, to $1.8 million for the year ended December 31, 2013 compared to net income of $1.0 million for the year ended December 31, 2012. The increase in net income available to common shareholders was primarily due to an increase in net interest income, which continued to benefit from asset growth and an overall decrease in the cost of funding, and an increase in noninterest income, partially offset by an increase in provision for credit losses and noninterest expenses. Additionally, the dividends paid on preferred stock decreased by $451 thousand for 2013 compared to 2012, due to a reduction in the dividend rate.

Interest Income

Interest income increased $2.2 million, or 14.0%, to $17.7 million for the year ended December 31, 2013 compared to $15.5 million during the year ended December 31, 2012. The increase was due to a $2.2 million, or 14.3%, increase in interest income on loans. Interest income earned on investment securities and income derived from federal funds sold relatively unchanged, decreasing $25 thousand for 2013 versus 2012. The increase in interest income on loans was due to a $70.6 million increase in average loans outstanding for 2013 versus 2012. Partially offsetting the additional revenue from the higher levels of loan balances was an overall decrease in the yield earned on the loan portfolio, as the average yield was 4.90% for 2013 compared to 5.34% during 2012.

Interest Expense

Interest expense slightly decreased $104 thousand, or 5.2%, to $1.9 million during the year ended December 31, 2013 from $2.0 million during the prior year, as a result of the average lower rates paid on interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. Average interest bearing funds increased by $39.9 million or 19.1% for 2013 versus 2012, while the overall rates paid on these funds decreased from 84 basis points for 2012 to 65 basis points during 2013.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.3 million, or 16.8%, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth. As noted above, the increase in net interest income was primarily due to increased interest income of $2.2 million, or 14.0%, for the year ended December 31, 2013 compared to the same period in 2012, while interest expense decreased slightly, even with the growth in deposits and borrowings.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $950 thousand for 2013 compared to $718 million during 2012, an increase of $232 thousand, or 32.3%. The $950 thousand provision during 2013 includes both specific amounts for loans that are individually evaluated for impairment, and also additional general provisions for loans that are collectively evaluated, and are influenced by our continued growth in the size of the loan portfolio. The increased provision is a result of the growth in the loan portfolio during 2013.The ratio of nonperforming loans to gross loans increased slightly from 0.75% at December 31, 2012 to 0.79% at December 31, 2013. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and other real estate owned (“OREO”) as a percentage of total assets. This asset quality measure showed continued improvement for 2013 with a ratio of 1.11% as of December 31, 2013 compared to 1.32% at the end of 2012.

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

Noninterest Income

Noninterest income was $1.3 million for the year ended December 31, 2013 compared to $768 thousand for the year ended December 31, 2012. The two primary reasons for the increase in noninterest income were gain on the sales of loans and earnings derived from our BOLI program. Our heightened focus on mortgage banking activities and broadening the secondary market investor base led to revenue derived from mortgage banking activities of $215 thousand for 2013 compared to $122 thousand in 2012, primarily due to a rise in volume of residential mortgage loans originated and sold. In addition, the Bank initiated a BOLI program in January 2013 that generated $282 thousand of income during 2013; there was no such income in 2012.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $65 thousand or 20% during 2013. This increase was due mainly to an increase in overdraft or non-sufficient fees as more customer checks were presented where the funds were insufficient to cover the amount of the check.

Sales of other real estate owned resulted in a net loss of $37 thousand on the sale of one property held in OREO for 2013, compared to a net loss of $131 thousand on the sales of similar properties during 2012. This year over year decrease in the loss recognized resulted in a year over year improvement in noninterest income of $94 thousand.

Other operating income, which includes certain loan fees and various transaction-related fees such as wire transfer fees, interchange fees resulting from debit card transactions and ATM usage fees, increased $22 thousand or 4.8% as a result of increased customer activity during 2013 compared to 2012. The increase was primarily due to our having a larger base of deposit customers and balances during 2013, which is the primary source of these transaction related revenues.

Noninterest Expenses

Noninterest expenses increased $2.4 million or 22.3%, to $13.2 million for the year ended December 31, 2013 compared to the $10.8 million for the year ended December 31, 2012. More than half of this increase in expenditures was in compensation and benefits expenses, which increased by $1.3 million or 21.8% for 2013 versus 2012. During 2013 the Bank expanded its mortgage banking team including a highly seasoned executive management member and also additional business development officers focused on our expansion through the greater Baltimore market, in addition to expanded operational, compliance and administrative support staff. We also increased staff during 2013 as we added one branch via acquisition and opened another branch location in Towson, Maryland. In addition to the increased compensation expenses resulting from our increased staff, benefits also increased $293 thousand or 24.3% for 2013 over 2012, partially due to the payroll taxes on the higher number of staff and also due to an increase of $126 thousand or 18.5% in the cost of providing medical insurance.

Occupancy and equipment expenses during 2013 increased $82 thousand or 5.5% from the prior year due to both increases in rental payments for our existing facilities and the incremental costs of operating additional locations as we continue to expand our presence in the markets we serve. As the Bank continues its Baltimore expansion we expect to see these costs increase.

Marketing and business development expenses during 2013 increased $145 thousand or 23.4% over the prior year to support sales growth and research initiatives in conjunction with ongoing internal growth activities and also our strategic growth initiatives.

Professional fees primarily consist of legal, accounting and consulting expenses, increased $348 thousand or 65.1% during 2013 compared to the prior year. This increase was primarily from legal and investment banking fees for the branch acquisition consummated in 2013, and ongoing strategic growth initiatives as mentioned above.

Provision for other real estate owned increased nearly $300 thousand due to a lower valuation on one of our foreclosed properties held. Expenses related to the ongoing maintenance and real estate taxes on these properties decreased slightly for 2013 compared to 2012.

Other operating expensed consists mainly of loan related expenses (including collection costs associated with non-performing assets), and a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $89 thousand or 6.9% year over year. Generally, we have experienced a decline in the costs relating to loan collection activities, as our asset quality has improved, while we have recorded increases in the general expense categories mentioned above due to our growth in staff levels, locations, and customer base.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, our noninterest income and noninterest expense levels, pretax income increased by $186 thousand or 6.7% from $2.8 million in 2012 to $2.9 million in 2013. Income tax expense amounted to $984 thousand for year ended December 31, 2013 and $1.1 million for the year ended December 31, 2012, resulting in effective tax rates of 33.4% and 41.3%, respectively. The effective tax rate is influenced sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items relative to pre-tax income.

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011 is presented below:

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

Net Interest Income

Net interest income increased $909 thousand, or 7.2%, during the year ended December 31, 2012 compared to the same period in 2011. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth. As noted above, the increase in net interest income was primarily due to increased interest income of $897 thousand, or 6.1%, for the year ended December 31, 2012 compared to the same period in 2011, while interest expense remained essentially unchanged, even with the growth in deposits and borrowings.

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

The Bank began selling mortgage loans into the secondary market during 2010. The gains on sales of loans income derived from these activities increased $94 thousand or 334.1% from $28 thousand in 2011 to $122 thousand for 2012, primarily related to a rise in volume of loans originated and sold.

Other operating income increased $103 thousand or 29.2% due to increased customer activity during 2012 compared to 2011. Included in the increase for 2012 was a $49.9 thousand one time pre-payment penalty collected on one commercial credit relationship.

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

Occupancy expenses increased $73 thousand or 5.1% from the prior year due to the additional rent expense of our new branch location in Annapolis, MD, which opened in the first half of 2012, and expenses related to its start-up.

Marketing and business development expenses increased $112 thousand or 22.7% over the prior year to support sales growth and research initiatives in conjunction with ongoing internal growth activities and also our strategic growth initiatives. Professional fees consist primarily of legal, accounting and consulting expenses, increased $134 thousand or 33.4% over the prior year from legal and investment banking fees for ongoing strategic growth initiatives, and also organizational and SEC registration matters.

Data Processing fees increased by $98 thousand or 27.8% for 2012 versus 2011 mostly related to the increase in the number of customers and also the introduction of new services such as electronic statements and mobile banking. FDIC assessments decreased $22 thousand or 6.6% in 2012 compared to 2011 primarily due to changes in the assessment base and rate calculation as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Provision for other real estate owned decreased $729 thousand or 93.8% due to lower operating costs of foreclosed properties and a stabilization of the valuations on the properties held as OREO.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Real estate loans:
Construction and land	$-	$432	$-	$-	$-
Residential - First Lien	331	442	368	-	40
Residential - Junior Lien	-	-	44
Commercial	258	384	1,988	3,601	3,391
Commercial and leases	2,593	1,143	3,229	1,764	1,454
Consumer	-	-	9	-	-
Total non-accrual loans	3,182	2,401	5,638	5,365	4,885
Troubled debt restructure loans:
Real estate loans:
Commercial	-	-	-	-	2,765
Residential - First Lien	-	-	240	-	-
Commercial	-	-	-	285	-
Total troubled debt restructure loans	-	-	240	285	2,765
Total non-performing loans	3,182	2,401	5,878	5,650	7,650
Other real estate owned:
Land	595	595	595	877	839
Commercial	1,782	2,130	1,084	1,941	-
Residential	-	178	206	206	-
Total other real estate owned	2,377	2,903	1,885	3,024	839
Total non-performing assets	$5,559	$5,304	$7,763	$8,674	$8,489
Ratios:
Non-performing loans to total gross loans	0.79%	0.72%	2.13%	2.20%	3.03%
Non-performing assets to total assets	1.11%	1.32%	2.40%	2.89%	2.97%

Included in total non-accrual loans at December 31, 2013 above are six troubled debt restructured (“TDR”) loans totaling $861 thousand that were not performing in accordance with the modified terms, and the accrual of interest has ceased. These TDRs are commercial loans that represent one relationship. Loans 90 days or more past due and still accruing interest at December 31, 2013 consisted of one commercial real estate loan with a balance of $159 thousand and one commercial loan with a balance of $297 thousand.

Interest income that would have been recorded during the year ended December 31, 2013, 2012 and 2011 if non-accrual loans had been current and in accordance with their original terms was $116 thousand, $113 thousand and $105 thousand, respectively. No interest income was recorded on such loans during these periods.

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

Nonperforming assets amounted to $5.6 million or 1.11% of total assets at December 31, 2013 compared to $5.3 million or 1.32% of total assets at December 31, 2012 and $7.8 million or 2.40% of total assets at December 31, 2011. Total nonperforming assets increased by $255 thousand or 4.8% during 2013 due to a $781 thousand increase in non-accrual loans offset by a decrease in OREO of $526 thousand. The decline in OREO was related to the sale of one property (which resulted in a net loss of $37 thousand) and a valuation allowance of $347 thousand taken on another property. There were no new OREO properties added in 2013.

At December 31, 2013, our nonperforming loans consisted mainly of 20 commercial loans totaling $2.6 million, one residential mortgage totaling $331 thousand, and one commercial real estate loan totaling $258 thousand. Of the 20 commercial nonperforming loans totaling $2.4 million, ten have SBA guarantees totaling $1.6 million.

The composition of our nonperforming loans is further described below:

•	Six commercial loans to a local business totaling $0.86 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.

•	Eleven small commercial loans totaling approximately $0.30 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.
•	One commercial real estate loan for $0.26 million, which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	Three commercial loans to one customer totaling $1.43 million, all of which carries an SBA guarantee. A settlement offer has been negotiated, no further losses are anticipated.
•	One residential mortgage for $0.33 million. A specific reserve has been established and based upon current valuations, no further losses are anticipated.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan plus estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $2.4 million at December 31, 2013, $2.9 million at December 31, 2012 and $1.9 million at December 31, 2011. Foreclosed real estate at December 31, 2013 consisted of two office condominiums in Prince George’s County, Maryland, several parcels of unimproved land in Baltimore County, Maryland, one commercial lot in Baltimore County, Maryland, and one commercial building in Sussex County, Delaware.

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

	December 31,
(in thousands)	2013	2012	2011
Classified loans:
Substandard	$3,182	$2,401	$5,881
Doubtful	-	-	-
Total classified loans	3,182	2,401	5,881
Special mention	-	-	-
Total criticized loans	$3,182	$2,401	$5,881

At December 31, 2013, total classified loans consisted of $3.2 million of non-accrual loans consisting of $2.6 million in commercial business lines and loans, $331 thousand in residential real estate, and $258 thousand in commercial real estate loans non-owner occupied. At December 31, 2012, total classified loans consisted of $2.4 million of non-accrual loans consisting of $1.2 million in commercial business lines and loans, $442 thousand in residential real estate, $384 thousand in commercial real estate loans and $432 thousand in construction and land loans.

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

Our loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged to the established allowance for credit losses. All loans are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan should be moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off against the allowance for credit losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

As of December 31, 2013 and 2012, nonperforming loans amounted to $3.2 million and $2.4 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $1.3 million and $1.8 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $1.9 million at December 31, 2013 and $0.6 million at December 31, 2012.

Nonperforming loans are evaluated and valued at the time the loan is identified as impaired on a case by case basis, at the lower of cost or market value. Market value is measured based on the value of the collateral securing the loan. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by us. Appraised values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. The difference between the appraised value and the principal balance of the loan will determine the specific allowance valuation required for the loan, if any. Nonperforming loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$2,764	$3,433	$3,523	$3,508	$2,659
Charge-offs:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	(183)	(79)	-	-	-
Residential junior lien loans	-	(44)	-	(40)	-
Commercial owner occupied laons	-	-	(1,033)	-	-
Commercial non-owner occupied loans	(375)	(268)	-	(100)	-
Commercial loans and leases	(759)	(1,129)	(562)	(1,585)	(2,818)
Consumer loans	-	(15)	(21)	(29)	(13)
	(1,317)	(1,535)	(1,616)	(1,754)	(2,831)
Recoveries:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	-	-	-	-	-
Residential junior lien loans	-	-	-	-	-
Commercial owner occupied laons	-	-	-	-	-
Commercial non-owner occupied loans	29	63	-	-	-
Commercial loans and leases	80	80	361	135	2
Consumer loans	-	5	1	1	8
	109	148	362	136	10
Net recoveries (charge-offs)	(1,208)	(1,387)	(1,254)	(1,618)	(2,821)
Provision for credit losses	950	718	1,164	1,633	3,670
Balance at end of year	$2,506	$2,764	$3,433	$3,523	$3,508

Net charge-offs to average loans and leases	0.34%	0.48%	0.48%	0.63%	1.23%

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

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1	Amount	Percent 1	Amount	Percent1	Amount	Percent1
Real estate
Construction and land loans	$122	12.6%	$127	11.8%	$174	14.2%	$143	11.9%	$515	13.2%
Residential first lien loans	200	9.7	204	9.2	111	8.0	16	9.1	30	8.0
Residential junior lien loans	34	2.0	22	2.5	64	3.3	20	3.8	26	4.1
Commercial owner occupied laons	131	22.4	650	19.0	611	16.8	892	18.2	903	17.2
Commercial non-owner occupied loans	541	28.1	505	29.8	197	27.8	124	22.7	358	20.3
Commercial loans and leases	1,464	24.9	1,227	27.3	2,233	29.4	2,294	33.8	1,658	36.7
Consumer loans	14	0.3	29	0.4	43	0.5	34	0.5	18	0.5
Total	$2,506	100.0%	$2,764	100.0%	$3,433	100.0%	$3,523	100.0%	$3,508	100.0%

(1)	Represents the percent of loans in each category to total loans

We measure the historic loss performance based upon the levels of losses incurred in each preceding 24-month period. As is shown in a table above, reflecting the amount of charge-offs per segment, except for one year, commercial loans has been the category with the most credit losses, and thus the allocation of the total allowance at December 31, 2013 reflects this historic loss experience.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2013 and December 31, 2012.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2013 and 2012, cash and cash equivalents totaled $35.7 million and $36.4 million, respectively. The decrease for 2013 primarily resulted from the growth in our total loans and the purchase of BOLI outpacing the growth in our deposits and other sources of funds. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2013 and 2012, we had $75.8 million and $74.6 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $34.5 million and $34.1 million at December 31, 2013 and 2012, respectively, and $41.3 million and $40.5 million in unused lines of credit to borrowers at December 31, 2013 and 2012, respectively. In addition to commitments to originate loans and unused line of credits we had $9.7 million and $6.2 million in letters of credit at December 31, 2013 and 2012, respectively. Certificates of deposit due within one year totaled $97.4 million, or 25.0% of total deposits, and $74.7 million, or $23.7% of total deposits, at December 31, 2013 and 2012, respectively. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2013.

Our primary investing activity is originating loans. During the years ended December 31, 2013 and December 31, 2012, cash used to fund net loan growth was $45.7 million and $48.8 million, respectively. During these periods, we purchased $50.5 million and $47.0 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $38.8 million and $52.2 million, respectively, during the years ended December 31, 2013 and 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $40 million in 2013 compared to $22 million in 2012. At December 31, 2013, we had the ability to borrow up to a total of $93.3 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013 and 2012, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See— “Item 1. Business—Supervision and Regulation—Howard Bank—Banking Regulation—Capital Requirements” and the Notes to our Financial Statements.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks, and management does not anticipate any losses that would have a material effect on us.

Outstanding loan commitments and lines of credit at December 31, 2013 and December 31, 2012 are as follows:

	December 31,
(in thousands)	2013	2012

Unfunded loan commitments	$34,464	$34,057
Unused lines of credit	41,326	40,493
Letters of credit	9,676	6,178

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any one time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments, lines of credit or letters of credit.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2013, December 31, 2012 or December 31, 2011 as a liability for credit loss related to these commitments.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued

ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate this amendment but does not believe they will have an impact on its financial position or results of operations.

ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company's financial statements

Impact of Inflation and Changing Prices

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required as the Company is a smaller reporting company.

Part II

Item 8. Financial Statements and Supplementary Data

Report if Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc., (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Howard Bancorp, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland March 27, 2014

Suite 100, 405 East Joppa Road Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman. com

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands)	2013	2012
ASSETS
Cash and due from banks	$23,282	$25,739
Federal funds sold	12,454	10,622
Total cash and cash equivalents	35,736	36,361
Securities available-for-sale	28,688	26,875
Nonmarketable equity securities	2,282	1,475
Loans held for sale	3,298	1,639
Loans and leases, net of unearned income	403,875	322,218
Allowance for credit losses	(2,506)	(2,764)
Net loans and leases	401,369	319,454
Bank premises and equipment, net	10,842	9,573
Core deposit intangible	342	-
Bank owned life insurance	11,282	-
Other real estate owned	2,377	2,903
Deferred income taxes	1,125	1,160
Interest receivable and other assets	2,577	2,235
Total assets	$499,918	$401,675
LIABILITIES
Noninterest-bearing deposits	$89,759	$95,875
Interest-bearing deposits	299,190	218,983
Total deposits	388,949	314,858
Short-term borrowings	45,658	26,987
Long-term borrowings	16,000	12,000
Accrued expenses and other liabilities	687	1,109
Total liabilities	451,294	354,954
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2013 and December 31, 2012, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,095,650 shares at December 31, 2013 and 4,040,471 December 31, 2012	41	40
Capital surplus	37,607	37,484
Accumulated deficit	(1,590)	(3,386)
Accumulated other comprehensive income	4	21
Total shareholders’ equity	48,624	46,721
Total liabilities and shareholders’equity	$499,918	$401,675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands)	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$17,579	$15,380	$14,516
Interest and dividends on securities	78	102	102
Other interest income	54	55	22
Total interest income	17,711	15,537	14,640

INTEREST EXPENSE
Deposits	1,656	1,778	1,748
Short-term borrowings	114	163	168
Long-term borrowings	131	64	101
Total interest expense	1,901	2,005	2,017

NET INTEREST INCOME	15,810	13,532	12,623
Provision for credit losses	950	718	1,164
Net interest income after provision for credit losses	14,860	12,814	11,459

NONINTEREST INCOME
Service charges on deposit accounts	387	322	298
Gains on the sale of loans	215	122	28
(Loss) gain on the sale of other real estate owned	(37)	(131)	459
Income from bank owned life insurance	282	-	-
Other operating income	477	455	352
Total noninterest income	1,324	768	1,137

NONINTEREST EXPENSE
Compensation and benefits	7,397	6,075	5,020
Occupancy and equipment	1,592	1,509	1,436
Amortization of core deposit intangible	34	-	-
Marketing and business development	752	606	494
Professional fees	883	535	401
Data processing fees	529	451	353
FDIC Assessment	327	310	332
Provision for other real estate owned	347	48	777
Other operating expense	1,378	1,289	1,335
Total noninterest expense	13,239	10,823	10,148

INCOME BEFORE INCOME TAXES	2,945	2,759	2,448
Income tax expense	984	1,138	1,063
NET INCOME	1,961	1,621	1,385
Preferred stock dividends	165	616	451
Net income available to common shareholders	$1,796	$1,005	$934
NET INCOME PER COMMON SHARE
Basic	$0.44	$0.31	$0.35
Diluted	$0.44	$0.31	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2013	2012	2011
Net Income	$1,961	$1,621	$1,385
Other comprehensive income
Investments available-for-sale:
Unrealized holding (losses) gains	(27)	2	(16)
Related income tax benefit (expense)	10	(1)	6
Comprehensive income	$1,944	$1,622	$1,375

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total

Balances at January 1, 2011	$6,272	2,636,837	$26	$28,285	$(5,325)	$30	$29,288
Net income	-	-	-	-	1,385	-	1,385
Net unrealized loss on securities	-	-	-	-	-	(10)	(10)
Dividends paid on preferred stock	12,562	-	-	-	-	-	12,562
Issuance of series AA preferred stock	-	-	-	-	(451)	-	(451)
Repurchase of series A and series B preferred stock	(6,272)	-	-	-	-	-	(6,272)
Issuance of common stock:
Stock awards	-	3,427	-	22	-	-	22
Stock-based compensation	-	-	-	106	-	-	106
Balances at December 31, 2011	12,562	2,640,264	26	28,413	(4,391)	20	36,630
Net income	-	-	-	-	1,621	-	1,621
Net unrealized loss on securities	-	-	-	-	-	1	1
Dividends paid on preferred stock	-	-	-	-	(616)	-	(616)
Issuance of common stock:
Stock offering	-	1,396,364	14	8,966	-	-	8,980
Stock awards	-	3,843	-	22	-	-	22
Stock-based compensation	-	-	-	83	-	-	83
Balances at December 31, 2012	12,562	4,040,471	40	37,484	(3,386)	21	46,721
Net income	-	-	-	-	1,961	-	1,961
Net unrealized gain on securities	-	-	-	-	-	(17)	(17)
Dividends paid on preferred stock	-	-	-	-	(165)	-	(165)
Issuance of common stock:
Stock awards	-	5,179	-	37	-	-	37
Stock-based compensation	-	50,000	1	86	-	-	87
Balances at December 31, 2013	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,961	$1,621	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	950	718	1,164
Deferred income taxes	45	518	991
Provision for other real estate owned	347	48	777
Depreciation	599	523	455
Stock-based compensation	124	105	128
Net accretion of investment securities	17	42	181
Net amortization of intangible asset	34	-	-
Loans originated for sale	(14,119)	(10,777)	(3,298)
Proceeds from loans originated for sale	12,674	9,907	3,744
Gains on sales of loans	(215)	(122)	(28)
Loss (gain) on sales of other real estate owned, net	37	131	(459)
Cash surrender value of BOLI	(282)	-	-
Increase in interest receivable	(29)	(93)	(111)
Increase (decrease) in interest payable	21	(10)	(27)
(Increase) decrease in other assets	(981)	1,092	52
(Decrease) increase in other liabilities	(443)	292	260
Net cash provided by operating activities	740	3,995	5,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(50,513)	(47,018)	(39,185)
Proceeds from maturities of investment securities available-for-sale	48,658	33,479	40,652
Net increase in loans and leases outstanding	(45,679)	(48,799)	(23,283)
Purchase of bank owned life insurance	(11,000)	-	-
Proceeds from the sale of other real estate owned	141	527	2,626
Purchase of premises and equipment	(1,033)	(612)	(700)
Branch acqusition (net of cash received)	(3,195)	-	-
Net cash used in investing activities	(62,621)	(62,423)	(19,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(6,115)	33,831	13,365
Net increase in interest-bearing deposits	44,866	18,385	9,963
Net increase (decrease) in short-term borrowings	18,670	14,004	(12,040)
Proceeds from issuance of long-term debt	12,000	2,000	4,000
Repayment of long-term debt	(8,000)	-	-
Net proceeds from issuance of common stock, net of cost	-	8,980	-
Net proceeds from issuance of preferred stock, net of cost	-	-	6,290
Cash dividends on preferred stock	(165)	(616)	(451)
Net cash provided by financing activities	61,256	76,584	21,127

Net (decrease) increase in cash and cash equivalents	(625)	18,156	6,451
Cash and cash equivalents at beginning of period	36,361	18,205	11,754
Cash and cash equivalents at end of period	$35,736	$36,361	$18,205

SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,879	$2,015	$1,774
Cash payments for income taxes	707	490	330
Transferred from loans to other real estate owned	-	1,598	1,805

BRANCH PURCHASE
Tangible assets acquired (net of cash received)	$38,159	$-	$-
Identifiable intangible assets acquired	376	-	-
Liabilities assumed	35,340	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has four subsidiaries, three of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Bancorp was incorporated in April of 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. Bancorp is a single bank holding company with one subsidiary, Howard Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Division of Financial Regulation.

The Company is a diversified financial services company providing commercial banking, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in the Greater Baltimore Metropolitan Area.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities and deferred income taxes.

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

Loans and Leases

Loans are stated at their principal balance outstanding, plus deferred origination costs, less unearned discounts and deferred origination fees. Interest on loans is credited to income based on the principal amounts outstanding. Origination fees and costs are amortized to income over the contractual life of the related loans. Generally, accrual of interest on a loan is discontinued when the loan is delinquent more than 90 days unless the collateral securing the loan is sufficient to liquidate the loan. All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are tested for impairment no later than when principal or interest payments become 90 days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer installment loans which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (90 days or less) provided eventual collection of all amounts due is expected. The impairment of a loan may be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company’s impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the FDIC, are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses also incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience experienced, the other factors that are measured and monitored in the overall determination of the allowance include:

•	Changes in lending practices within the underwriting process
•	Additional risk presented for construction-related loans
•	Changes in levels and migration of classified loans
•	Collateral lien positions for real estate-based loans
•	Amount of loans with SBA guarantees and the related net exposure levels
•	The current economic condition of the market and observable trends in the economy
•	Level of current delinquency levels and non-performing loans with recent trends of each
•	Any other factors which management believes may impose additional risk within each portfolio segment

Each of these qualitative risk factors are measured based upon data generated either internally, or in the case of economic conditions utilizing independently provided data on items such as unemployment rates, commercial real estate vacancy rates, or other market data deemed relevant to the business conditions within the markets served.

The Company’s loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged to the Company’s established allowance for credit losses. All loans are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan should be moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined a charge-off against the allowance for credit losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

Intangible Asset

Intangible assets consist of core deposit intangibles (“CDI”) acquired in branch acquisitions. CDI represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch acquisitions. These intangible assets are amortized on an accelerated basis over an original life of 10 to 15 years. The Company reviews its intangible assets yearly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent that the carrying value exceeds the estimated fair value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment and 3 to 5 years for computer software and hardware. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Interest and penalties related to income tax matters are recognized in income tax expense.

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2009

Net Income Per Common Share

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

New Accounting Pronouncements

ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate this amendment but does not believe they will have an impact on its financial position or results of operations.

ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements

Note 2: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2013 and 2012, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and two domestic correspondents as partial compensation for services they provided to the Company.

Note 3: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	December 31,
(in thousands)	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$28,522	$1	$2	$28,521	$26,526	$14	$-	$26,540
Mortgage-backed	157	10	-	167	314	21	-	335
	$28,679	$11	$2	$28,688	$26,840	$35	$-	$26,875

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either December 31, 2013 or December 31, 2012. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013 is as follows:

December 31, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,994	$2	$-	$-	$15,994	$2
Mortgage-backed	-	-	-	-	-	-
	$15,994	$2	$-	$-	$15,994	$2

In 2012, gross unrealized losses less than twelve months were less than $1 thousand.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	December 31,
(in thousands)	2013		2012
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$28,522	$28,521	$23,536	$23,544
After one through five years	51	54	3,121	3,136
After five through ten years	106	113	90	96
After ten years	-	-	93	99
	$28,679	$28,688	$26,840	$26,875

There were no sales of investment securities during 2013, 2012 or 2011. At December 31, 2013 and December 31, 2012, $20.7 million and $16.6 million fair value of securities were pledged as collateral for repurchase agreements, respectively. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at December 31, 2013.

Note 4: Nonmarketable Equity Securities

At December 31, 2013 and December 31, 2012, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank of Atlanta stock, which is required for continued membership, of $2.3 million and $1.5 million, respectively. These investments are carried at cost.

Note 5: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2013 and December 31, 2012 are presented in the following table:

	December 31,
(in thousands)	2013	% of Total	2012	% of Total
Real estate
Construction and land	$50,884	12.6%	$37,963	11.8%
Residential - first lien	39,249	9.7	29,826	9.3
Residential - junior lien	8,266	2.0	7,983	2.5
Total residential real estate	47,515	11.7	37,809	11.7
Commercial - owner occupied	90,333	22.4	61,119	19.0
Commercial - non-owner occupied	113,559	28.1	96,223	29.9
Total commercial real estate	203,892	50.5	157,342	48.8
Total real estate loans	302,291	74.8	233,114	72.3
Commercial loans and leases	100,410	24.9	87,844	27.3
Consumer	1,174	0.3	1,260	0.4
Total loans	$403,875	100.0%	$322,218	100.0%

The increase in the total loans above for 2013, included the purchase of approximately $37.1 million in loans resulting from our Aberdeen branch acquisition, and an unamortized net premium paid of $134 thousand.

There were $3.3 million and $1.6 million in loans held for sale at December 31, 2013 and December 31, 2012, respectively.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment.  These segments are:

•	Commercial business loans & leases – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small to medium sized businesses.
•	Construction and land loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•	Commercial owner occupied real estate loans – Commercial owned-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.
•	Commercial non-owner occupied real estate loans – Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.
•	Consumer loans – This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.
•	Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.
•	Residential junior lien mortgage loans – This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

Note 6: Credit Quality Assessment

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

To control and manage credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for credit losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to credit losses inherent in the total loan portfolio.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2013 and 2012:

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	(375)	(759)	-	(1,317)
Recoveries	-	-	-	-	29	80		109
Provision for credit losses	(5)	179	12	(519)	382	916	(15)	950
Ending balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506

Ending balance:
individually evaluated for impairment	-	3	-	-	-	256	-	259
collectively evaluated for impairment	122	197	34	131	541	1,208	14	2,247

Loans:
Ending balance	50,884	39,249	8,266	90,333	113,559	100,410	1,174	403,875
Ending balance:
individually evaluated for impairment	-	331	-	-	2,984	2,975	-	6,290
collectively evaluated for impairment	50,884	38,918	8,266	90,333	110,575	97,435	1,174	397,585

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$111	$64	$611	$197	$2,233	$43	$3,433
Charge-offs	-	(79)	(44)	-	(268)	(1,129)	(15)	(1,535)
Recoveries	-	-	-	-	63	80	5	148
Provision for credit losses	(47)	172	2	39	513	43	(4)	718
Ending balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764

Ending balance:
individually evaluated for impairment	21	138	-	-	148	257	-	564
collectively evaluated for impairment	106	66	22	650	357	970	29	2,200

Loans:
Ending balance	37,963	29,826	7,983	61,119	96,223	87,844	1,260	322,218
Ending balance:
individually evaluated for impairment	432	442	-	-	3,134	1,568	-	5,576
collectively evaluated for impairment	37,531	29,384	7,983	61,119	93,089	86,276	1,260	316,642

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$50,884	$38,918	$8,266	$90,333	$113,301	$97,817	$1,174	$400,693
Special mention	-	-	-	-	-	-	-	-
Substandard	-	331	-	-	258	2,593	-	3,182
Doubtful	-	-	-	-	-	-	-	-
Total	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$37,531	$29,384	$7,983	$61,119	$95,839	$86,701	$1,260	$319,817
Special mention	-	-	-	-	-	-	-	-
Substandard	432	442	-	-	384	1,143	-	2,401
Doubtful	-	-	-	-	-	-	-	-
Total	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$50,884	$38,025	$8,266	$90,333	$113,142	$97,127	$1,174	$398,951
Accruing loans past due:
31-59 days past due	-	570	-	-	-	150	-	720
60-89 days past due	-	323	-	-	-	244	-	567
Greater than 90 days past due	-	-	-	-	159	296	-	455
Total past due	$-	$893	$-	$-	$159	$690	$-	$1,742

Non-accrual loans	-	331	-	-	258	2,593	-	3,182

Total loans	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$37,531	$29,176	$7,942	$61,119	$95,839	$86,393	$1,260	$319,260
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	308	-	308
Greater than 90 days past due	-	208	41	-	-	-	-	249
Total past due	$-	$208	$41	$-	$-	$308	$-	$557

Non-accrual loans	432	442	-	-	384	1,143	-	2,401

Total loans	$37,963	$29,826	$7,983	$61,119	$96,223	$87,844	$1,260	$322,218

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $3.6 million, which is less than one percent of total loans outstanding, as of December 31, 2013 and represents an increase from the total of $2.6 million also less than one percent of total loans at December 31, 2012.

The impaired loans for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	-	331	-	-	2,984	2,975	-	6,290
With an allowance recorded	-	331	-	-	258	677	-	1,266
With no related allowance recorded	-	-	-	-	2,726	2,298	-	5,024

Related allowance	-	4	-	-	31	224	-	259

Unpaid principal	-	331	-	-	2,984	2,978	-	6,293

Average balance of impaired loans	-	333	-	-	2,994	3,706	-	7,033
Interest income recognized	-	15	-	-	208	120	-	343

	December 31, 2012
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	432	442	-	-	3,134	1,568	-	5,576
With an allowance recorded	432	442	-	-	381	540	-	1,795
With no related allowance recorded	-	-	-	-	2,753	1,028	-	3,781

Related allowance	21	138	-	-	148	257	-	564

Unpaid principal	432	442	-	-	3,372	1,580	-	5,826

Average balance of impaired loans	439	444	-	-	4,225	1,809	7	6,924
Interest income recognized	18	15	-	-	211	96	1	341

Included in the total impaired loans above were non-accrual loans of $3.2 million and $2.4 million at December 31, 2013 and 2012, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $154 thousand, $113 thousand and $105 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company did not transfer any loans to other real estate owned (“OREO”) in 2013, and in 2012 transferred one loan totaling $1.6 million, net of reserves. Management routinely evaluates OREO based upon periodic appraisals. In 2013, 2012 and 2011, the Company recorded a valuation allowance of $347 thousand, $48 thousand and $777 thousand, respectively, in non-interest expense for properties whose current appraised value was less than the carried amount.

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

The trouble debt restructured loans (“TDRs”) at December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	-	$-	-	$-	$-
Commercial loans	6	861	-	-	861
	6	$861	-	$-	$861

	December 31, 2012
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	1	$381	-	$-	$381
Commercial loans	6	903	-	-	903
	7	$1,284	-	$-	$1,284

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	December 31, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	861	-	861
Extension or other modification	-	-	-
Total commercial	861	-	861
Total TDRs	$861	$-	$861

	December 31, 2012
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	1,284	-	1,284
Extension or other modification	-	-	-
Total commercial	1,284	-	1,284
Total TDRs	$1,284	$-	$1,284

There were 6 loans restructured in 2013 and 7 loans restructured in 2012.

Note 7: Intangible Asset

The gross carrying amount and accumulated amortization of intangible assets are as follows:

December 31, 2013
	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount
Amortizing intangible assets:
Core deposit intangible	$376	$34	$342

There were no intangible assets in prior periods.

Estimated future amortizing expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2014	73
2015	57
2016	46
2017	36
2018	29
Thereafter	101
Total amortizing intangible assets	$342

Note 8: Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2013	2012
Land	$2,850	$2,660
Building and leasehold improvements	8,858	7,430
Furniture and equipment	2,414	2,231
Software	167	167
	14,289	12,488
Less: accumulated depreciation and amortization	3,447	2,915
Net premises and equipment	$10,842	$9,573

The Company occupies banking, land and office space in nine locations, seven of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 10 to 20 years and provide for one or more 5-year renewal options. Rent expense applicable to operating leases amounted to $903 thousand, $856 thousand and $800 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company owns two properties. One property includes one of our branch locations as well as a building with both office and retail units. The Company utilizes the office portion of the center for Bank purposes and leases the remainder of the space. As part of the Aberdeen branch acquisition, the Company purchased both the ground and building associated with the branch location.

Depreciation and amortization expense for premises and equipment were $599 thousand, $532 thousand and $455 thousand for the years ended December 31, 2013, 2012 and 2011, respectively

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2014	$783
2015	746
2016	699
2017	689
2018	702
Thereafter	1,325
Total minimum lease payments	$4,944

Note 9: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2013			2012
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$89,759	23%	-%	$95,875	30%	-%
Interest-bearing checking	31,443	8	0.27	26,209	8	0.34
Money market accounts	96,365	25	0.40	70,856	23	0.55
Savings	12,496	3	0.34	11,107	4	0.51
Certificates of deposit $100,000 and over	110,516	29	1.20	77,759	25	1.27
Certificates of deposit under $100,000	48,370	12	0.72	33,052	10	1.01
Total deposits	$388,949	100%	0.67%	$314,858	100%	0.85%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2014	$97,420
2015	32,194
2016	20,215
2017	4,159
2018	4,898
Total time deposits	$158,886

Interest expense on deposits for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011 were as follows:

	December 31,
(in thousands)	2013	2012	2011
Interest-bearing checking	$69	$64	$68
Savings and money market	368	422	517
Certificates of deposit $100,000 and over	719	762	756
Certificates of deposit under $100,000	500	530	407
Total	$1,656	$1,778	$1,748

Note 10: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and FHLB advances with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2013 and December 31, 2012 is presented below:

	December 31,
	2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	$45,658	0.28%	$26,987	0.54%
Average for the year	$28,459	0.40%	$23,756	0.69%
Maximum month-end balance	$45,658		$29,726

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2013 and 2012 there were $20.7 million and $16.6 million, respectively, in borrowings under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $71.7 million on a line of credit arrangement with the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2013 and 2012 there were $40.0 million and $22.0 million, respectively, in advances outstanding under this arrangement.

Note 11: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

		December 31,
(in thousands)		2013	2012
Federal Home Loan Bank Advances [1]
1.59%	Due 2014		$2,000
0.84%	Due 2014		2,000
0.37%	Due 2014		2,000
0.32%	Due 2014		2,000
0.37%	Due 2014		2,000
0.54%	Due 2015	2,000	2,000
0.44%	Due 2015	2,000	-
0.62%	Due 2016	2,000	-
0.98%	Due 2016	5,000	-
1.46%	Due 2017	2,500	-
1.88%	Due 2018	2,500	-
	Total long-term borrowings	$16,000	$12,000

(1)	Fixed rate advances

Note 12: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2013	2012	2011

Current federal income tax	$780	$491	$72
Current state income tax	159	129	-
Deferred federal income tax expense	27	410	754
Deferred state income tax expense	18	108	207
Total income tax expense	$984	$1,138	$1,063

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0
State income taxes, net of federal income tax expense	4.0	5.6	5.6
Bank owned life insurance	(3.3)	-	-
Other, net	(1.3)	1.7	0.8
Effective tax rate	33.4%	41.3%	40.4

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

	December, 31
(in thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$100	$370
Valuation on foreclosed real estate	836	710
Stock-based compensation	59	59
Deferred loan fees and costs, net	89	21
Other	111	100
Total deferred tax assets	1,195	1,260
Deferred tax liabilities:
Unrealized gain on securities	4	14
Depreciation and amortization	66	86
Total deferred tax liabilities	70	100
Net deferred tax assets	$1,125	$1,160

Note 13: Related Party Transactions

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability. Total outstanding balances to the Company’s executive officers, directors and their related interests at are presented below. Total outstanding loans and unfunded commitments to these parties at December 31, 2013 were $23.0 million.

	December 31,
(in thousands)	2013	2012
Balance January 1	$15,673	$12,768
Additions	11,821	6,072
Repayments	8,874	3,167
Balance December 31	$18,620	$15,673

Note 14: Financial Instruments with Off-Balance Sheet Risk

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2013	2012

Unfunded loan commitments	$34,464	$34,057
Unused lines of credit	41,326	40,493
Letters of credit	9,676	6,178

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

Note 15: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance, which will be in August 2014. As of December 31, 2013 there have been no exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share.

The Company’s equity incentive plans provide for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2013 and 2012, the Company issued 5,179 and 3,843 shares of stock, respectively, to directors as compensation for their service. Expenses related to these issued shares were $38 thousand and $22 thousand for 2013 and 2012, respectively.

The following table summarizes the Company’s stock option activity and related information for the years ended:

	December 31,
	2013		2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2013	395,351	$11.16	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(8,250)	9.90	-	-
Balance at December 31, 2013	387,101	$11.19	395,351	$11.16
Exercisable at December 31, 2013	387,101	$11.19	395,351	$11.16
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $9.42 on December 31, 2013 the options outstanding had an aggregate intrinsic value of $32 thousand. There were no options exercised during 2013, 2012 or 2011.

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data):	of Shares	Fair Value
Restricted stock at January 1, 2013	0	$0
Granted	50,000	$6.89
Vested	0	$0
Restricted stock at December 31, 2013	50,000	$6.89

At December 31, 2013, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards was $258 thousand. This expense is expected to be recognized through 2016.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock of $87 thousand for the year ended December 31, 2013, and stock-based compensation expense related to stock options of $83 thousand and $106 thousand during 2012 and 2011, respectively.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted in 2013 and 2012. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.

Note 16: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $147 thousand, $110 thousand and $99 thousand, respectively, for the year ended December 31, 2013, 2012 and 2011. The Company’s matching contributions vest immediately.

Note 17: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income (loss) per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2013	2012	2011
Net income applicable to common stock (numerator)	$1,961	$1,621	$1,385
Preferred dividends	$(165)	$(616)	$(451)
Net income available to common shareholders	$1,796	$1,005	$934

BASIC
Average common shares outstanding (denominator)	4,077,613	3,269,835	2,638,443
Basic income per common share	$0.44	$0.31	$0.35

DILUTED
Average common shares outstanding	4,077,613	3,269,835	2,638,443
Diluted effect of stock options and warrants	3,398	-	-
Diluted average common shares outstanding (denominator)	4,081,011	3,269,835	2,638,443
Diluted income per common share	$0.44	$0.31	$0.35

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	479,971	514,727	495,141

Note 18: Regulatory Matters

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

Management believes that, as of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,902	11.85%	$33,684	8.00%	$42,105	10.00%
Howard Bancorp	$50,700	12.05%	$33,668	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,396	11.26%	$16,842	4.00%	$25,263	6.00%
Howard Bancorp	$48,195	11.45%	$16,834	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,396	9.77%	$19,406	4.00%	$24,257	5.00%
Howard Bancorp	$48,195	9.93%	$19,414	4.00%	N/A
As of December 31, 2012:
Total capital (to risk-weighted assets)
Howard Bank	$39,739	12.17%	$26,127	8.00%	$32,659	10.00%
Howard Bancorp	$49,404	15.02%	$26,312	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$36,978	11.32%	$13,064	4.00%	$19,595	6.00%
Howard Bancorp	$46,640	14.18%	$13,156	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$36,978	9.79%	$15,109	4.00%	$18,887	5.00%
Howard Bancorp	$46,640	12.34%	$15,114	4.00%	N/A

Note 19: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5% per annum based upon the then-current level of “Qualified Small Business Lending” (“QSBL”) by the Bank and is currently set at 1%. The dividend rate for each dividend period may vary and is set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and though March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but Bancorp may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

We may redeem the shares of Series AA Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per-share amount of any unpaid dividends for the then-current period, subject to any required prior approval by our primary federal banking regulator.

Note 20: Fair Value

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

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, liquid mortgage products (including Loans held for sale), active listed equities and most money market securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by FASB ASC Topic 820, the Company does not adjust the quoted price for such instruments.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Valuation losses due to reductions in appraised values on OREO of $347 thousand and $48 thousand were recognized for years ended December 31, 2013 and 2012, respectively. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2013 and December 31, 2012.

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$28,521	$-	$28,521	$-
Mortgage-backed securities	167	-	167	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$26,540	$-	$26,540	$-
Mortgage-backed securities	335	-	335	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012.

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Loans held for sale	3,298	-	3,298	-
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	327	-	-	327
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,953	-	-	2,953
Commercial loans and leases	2,751	-	-	2,751
Consumer	-	-	-	-

December 31, 2012		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,903	$-	$-	$2,903
Loans held for sale	1,639	-	1,639	-
Impaired loans:
Construction and land	411	-	-	411
Residential - first lien	304	-	-	304
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,986	-	-	2,986
Commercial loans and leases	1,311	-	-	1,311
Consumer	-	-	-	-

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” December 31, 2013 and 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value:

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

The following table presents the estimated fair value of financial instruments for the periods indicated:

	December 31, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$35,736	$35,736	$-	$35,736	$-
Investment securities	28,688	28,688	-	28,688	-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans held for sale	3,298	3,298	-	3,298	-
Loans and leases	401,369	401,652	-	-	401,652
Financial Liabilities
Deposits	388,949	389,220	-	-	389,220
Short-term borrowings	45,658	45,658	-	45,658	-
Long-term borrowings	16,000	16,008	-	16,008	-

	December 31, 2012
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$36,361	$36,361	$-	$36,361	$-
Investment securities	26,875	26,875	-	26,875	-
Nonmarketable equity securities	1,475	1,475	-	1,475	-
Loans held for sale	1,639	1,639	-	1,639	-
Loans and leases	319,454	322,495	-	-	322,495
Financial Liabilities
Deposits	314,858	314,292	-		314,292
Short-term borrowings	26,987	26,987	-	26,987	-
Long-term borrowings	12,000	12,025	-	12,025	-

Note 21: Parent Company Financial Information

The condensed financial statement for Howard Bancorp, Inc. (Parent Only) is presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2013	2012
ASSETS
Cash and cash equivalents	$1,865	$9,969
Loans, net of unearned income	-	250
Allowance for credit losses	-	(3)
Net loans	-	247
Investment in subsidiaries	47,744	36,999
Other assets	68	62
Total assets	$49,677	$47,277

LIABILITIES
Short-term borrowings	$981	$376
Other Liabilities	72	180
Total liabilities	1,053	556

SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2013 and December 31, 2012, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,095,650 shares at December 31, 2013 and 4,040,471 December 31, 2012	41	40
Capital surplus	37,607	37,484
Accumulated deficit	(1,590)	(3,386)
Accumulated other comprehensive income, net	4	21
Total shareholders’ equity	48,624	46,721
Total liabilities and shareholders’equity	$49,677	$47,277

Statements of Operations

	For the year ended
	December 31,
(in thousands)	2013	2012	2011
INTEREST INCOME
Interest and fees on loans	$11	$3	$-
INTEREST EXPENSE
Short-term borrowings	5	7	27
NET INTEREST EXPENSE	6	(4)	(27)
Provision for credit losses	(3)	3	-
Net interest expense after provision for credit losses	9	(7)	(27)
NONINTEREST EXPENSE
Compensation and benefits	86	83	106
Other operating expense	223	147	111
Total noninterest expense	309	230	217
Loss before income tax and equity in undistributed loss of subsidiary	(300)	(237)	(244)
Income tax benefit	-	(2)	(72)
Loss before equity in undistributed income of subsidiary	(300)	(235)	(172)
Equity in undistributed income of subsidiary	2,261	1,856	1,557
Net income	$1,961	$1,621	$1,385
Preferred stock dividends	165	616	451
Net income available to common shareholders	$1,796	$1,005	$934

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,961	$1,621	$1,385
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	(3)	3	-
Deferred income taxes (benefits)	-	(1)	26
Share-based compensation	124	105	128
Equity in undistributed income of subsidiary	(2,245)	(1,857)	(1,546)
(Increase) decrease in other assets	(22)	(1)	(44)
(Decrease) increase in other liabilities	(109)	(145)	295
Net cash (used) provided by operating activities	(294)	(275)	244
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans outstanding	250	(250)	-
Investment in subsidiary	(8,500)	-	(5,024)
Net cash provided (used) by investing activities	(8,250)	(250)	(5,024)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings	605	(802)	(819)
Net proceeds from issuance of common stock, net of cost	-	8,980	-
Net proceeds from issuance of preferred stock, net of cost	-	-	6,290
Cash dividends on preferred stock	(165)	(616)	(451)
Net cash provided by financing activities	440	7,562	5,020
Net (decrease) increase in cash and cash equivalents	(8,104)	7,037	240
Cash and cash equivalents at beginning of period	9,969	2,932	2,692
Cash and cash equivalents at end of period	$1,865	$9,969	$2,932

Note 22: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2013 and December 31, 2012:

	2013
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$4,906	$4,656	$4,160	$3,989
Interest expense	520	497	445	439
Net interest income	4,386	4,159	3,715	3,550
Provision for loan losses	284	140	165	361
Noninterest income	362	319	316	327
Noninterest expense	3,731	3,707	3,049	2,752
Net income before income taxes	733	631	817	764
Income tax expenses	177	223	303	281
Net income	556	408	514	483
Preferred stock Dividends	31	32	33	69
Net income available to common shareholders	$525	$376	$481	$414

Net income per common share, basic	$0.13	$0.09	$0.12	$0.10
Net income per common share, diluted	$0.13	$0.09	$0.12	$0.10

76

	2012
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$4,031	$3,898	$3,799	$3,809
Interest expense	456	486	536	527
Net interest income	3,575	3,412	3,263	3,282
Provision for loan losses	68	308	201	141
Noninterest income	219	216	247	86
Noninterest expense	2,979	2,659	2,638	2,547
Net income before income taxes	747	661	671	680
Income tax expenses	306	274	276	282
Net income	441	387	395	398
Preferred stock Dividends	145	157	157	157
Net income available to common shareholders	$296	$230	$238	$241

Net income per common share, basic	$0.07	$0.06	$0.09	$0.09
Net income per common share, diluted	$0.07	$0.06	$0.09	$0.09

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The internal control over financial reporting has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013, is effective.

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

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors", “Committees and Meetings of the Board of Directors; Corporate Governance”, “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 28, 2014, (the "Proxy Statement").

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

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information included under the captions “Fees to Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Company's Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to;
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.4 of the Company's Form S-1/A filed February 13, 2012
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Form of Certificate for the Series AA Preferred Stock	Exhibit 4.2 of the Company's Form S-1 filed November 28, 2011
10.1	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.2	Amended and Restated Employment Agreement between Howard Bank and Paul G. Brown dated December 18, 2008	Exhibit 10.2 of the Company's Form S-1 filed November 28, 2011
10.3	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.9	Securities Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant to Howard Bancorp’s participation in SBLF	Exhibit 10.9 of the Company's Form S-1 filed November 28, 2011
10.10	Letter Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant with respect to Howard Bancorp’s repurchase of outstanding Series A and Series B Stock issued pursuant to TARP	Exhibit 10.10 of the Company's Form S-1 filed November 28, 2011
10.11	Lease Agreement dated December 4, 2003, by and between Merritt-HF, LLC and Howard Bank (Columbia 100 Corporate Park)	Exhibit 10.11 of the Company's Form S-1 filed November 28, 2011
10.12	Lease Agreement dated January 22, 2004 by and between HRVC, LLC and Howard Bank (Hickory Ridge)	Exhibit 10.12 of the Company's Form S-1 filed November 28, 2011
10.13	Ground Lease Agreement between Hopkins Station General Partnership and Howard Bank dated November 5, 2004 (Maple Lawn)	Exhibit 10.13 of the Company's Form S-1 filed November 28, 2011
10.14	Amendment to Ground Lease Agreement by and between Hopkins Station General Partnership and Howard Bank dated January 26, 2007	Exhibit 10.14 of the Company's Form S-1 filed November 28, 2011
10.15	Office Lease Agreement between Annapolis Exchange Lot IV, LLC and Howard Bank dated July 8, 2009	Exhibit 10.15 of the Company's Form S-1 filed November 28, 2011
10.16	Lease dated as of December 27, 2011 between Direct Invest, L.L.C., et. al. and Howard Bank (Defense Highway)	Exhibit 10.16 of the Company's Form S-1/A filed February 13, 2012
10.17	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Emerald Advisers, Inc.*	Exhibit 10.17 of the Company's Form S-1/A filed April 2, 2012
10.18	Investment Agreement dated as of March 28, 2012 by and between Howard Bancorp, Inc. and Battlefield Capital Management, LLC*	Exhibit 10.18 of the Company's Form S-1/A filed April 2, 2012
10.19	Branch Purchase and Assumption Agreement dated as of March 28, 2013, between Cecil Bank and Howard Bank	Exhibit 10.19 to the Company’s Form 8-K filed April 1, 2013
10.19.1	First Amendment to Branch Purchase and Assumption Agreement dated as of May 8, 2013, between Howard Bank and Cecil Bank	Exhibit 10.19.1 of the Company’s Form 8-K filed August 27, 2013
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Filed herewith
10.21*	Employment Agreement between Howard Bank and Robert A. Altieri dated April 30, 2013	Exhibit 10.21 to the Company’s Form 10-Q filed August 14, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
21	Subsidiaries of the Registrant	Exhibit 21 of the Company's Form S-1/A filed February 13, 2012

* Management compensatory plan, contract or arrangement

Exhibit No.	Description	Filed herewith
23	Consent of Stegman & Company
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”) – filed herewith
	101.INS	XBRL Instance File
	101.SCH	XBRL Schema File
	101.CAL	XBRL Calculation File
	101.DEF	XBRL Definition File
	101.LAB	XBRL Label File
	101.PRE	XBRL Presentation File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.
March 27, 2014	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 27, 2014
Mary Ann Scully	Officer, Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 27, 2014
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 27, 2014
Richard G. Arnold

/s/ Nasser Basir	Director	March 27, 2014
Nasser Basir

/s/ Andrew E. Clark	Director	March 27, 2014
Andrew E. Clark

/s/ Robert J. Hartson	Director	March 27, 2014
Robert J. Hartson

/s/ Philip W. Gibbs	Director	March 27, 2014
Philip W. Gibbs

/s/ Paul I. Latta, Jr.	Director	March 27, 2014
Paul I. Latta, Jr.

/s/ Barbara K. Lawson	Director	March 27, 2014
Barbara K. Lawson

/s/ Kenneth C. Lundeen	Director	March 27, 2014
Kenneth C. Lundeen

/s/ Robert N. Meyers	Director	March 27, 2014
Robert N. Meyers

/s/ Richard H. Pettingill	Director	March 27, 2014
Richard H. Pettingill

/s/ Steven W. Sachs	Director	March 27, 2014
Steven W. Sachs

/s/ Donna Hill Staton	Director	March 27, 2014
Donna Hill Staton

/s/ Robert W. Smith, Jr.	Director	March 27, 2014
Robert W. Smith, Jr.

