Form 10-Q
period 2014-03-31
Howard Bancorp Inc
filed 2014-05-14
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of common stock outstanding as of April 30, 2014.

Common Stock, $0.01 par value – 4,090,402 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly our business plans and strategies, increasing originations of residential mortgage loans, expansion of mortgage banking activities and our selling of loans into the secondary market;
•	the impact of a new accounting pronouncement;
•	out expectation that our purchase of a branch from NBRS Financial Bank will be completed during the third quarter of 2014;
•	anticipated changes in expenses and net income;
•	statements regarding our intentions in our investment portfolio and the status of unrealized losses in such portfolios;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statements with respect to anticipated losses on nonperforming loans and with respect to the anticipated settlement of our sale of the note with respect to one nonperforming loan;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits;
•	our statement with respect to adequate liquidity; and
•	the impact on us of pending legal proceedings.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands)	2014	2013
ASSETS
Cash and due from banks	$19,222	$23,282
Federal funds sold	5,754	12,454
Total cash and cash equivalents	24,976	35,736
Securities available-for-sale	20,673	28,688
Nonmarketable equity securities	2,475	2,282
Loans held for sale	17,034	3,298
Loans and leases, net of unearned income	416,632	403,875
Allowance for credit losses	(2,700)	(2,506)
Net loans and leases	413,932	401,369
Bank premises and equipment, net	11,263	10,842
Core deposit intangible	322	342
Bank owned life insurance	11,375	11,282
Other real estate owned	2,377	2,377
Deferred income taxes	1,377	1,125
Interest receivable and other assets	2,207	2,577
Total assets	$508,011	$499,918
LIABILITIES
Noninterest-bearing deposits	$93,833	$89,759
Interest-bearing deposits	307,465	299,190
Total deposits	401,298	388,949
Short-term borrowings	35,627	45,658
Long-term borrowings	21,500	16,000
Accrued expenses and other liabilities	698	687
Total liabilities	459,123	451,294
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at March 31, 2014 and December 31, 2013, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,090,402 shares at March 31, 2014 and 4,095,650 December 31, 2013	41	41
Capital surplus	37,634	37,607
Accumulated deficit	(1,355)	(1,590)
Accumulated other comprehensive income	6	4
Total shareholders’ equity	48,888	48,624
Total liabilities and shareholders’equity	$508,011	$499,918

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2014	2013
INTEREST INCOME
Interest and fees on loans	$4,899	$3,956
Interest and dividends on securities	30	22
Other interest income	14	11
Total interest income	4,943	3,989

INTEREST EXPENSE
Deposits	441	388
Short-term borrowings	31	30
Long-term borrowings	43	21
Total interest expense	515	439

NET INTEREST INCOME	4,428	3,550
Provision for credit losses	176	361
Net interest income after provision for credit losses	4,252	3,189

NONINTEREST INCOME
Service charges on deposit accounts	154	86
Gains on the sale of loans	150	108
Loss on the sale of other real estate owned	-	(37)
Income from bank owned life insurance	92	67
Other operating income	227	103
Total noninterest income	623	327

NONINTEREST EXPENSE
Compensation and benefits	2,760	1,592
Occupancy and equipment	470	388
Amortization of core deposit intangible	20	-
Marketing and business development	261	133
Professional fees	230	146
Data processing fees	144	116
FDIC Assessment	82	77
Provision for other real estate owned	-	-
Other operating expense	526	300
Total noninterest expense	4,493	2,752

INCOME BEFORE INCOME TAXES	382	764
Income tax expense	116	281
NET INCOME	266	483
Preferred stock dividends	31	69
Net income available to common shareholders	$235	$414
NET INCOME PER COMMON SHARE
Basic	$0.06	$0.10
Diluted	$0.06	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

5

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2014	2013
Net Income	$266	$483
Other comprehensive income
Investments available-for-sale:
Unrealized holding gains (losses)	3	(12)
Related income tax (expense) benefit	(1)	5
Comprehensive income	$268	$476

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)
Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Net income	-	-	-	-	483	-	483
Net unrealized loss on securities	-	-	-	-	-	(7)	(7)
Dividends paid on preferred stock	-	-	-	-	(69)	-	(69)
Balances at March 31, 2013	$12,562	4,040,471	$40	$37,484	$(2,973)	$14	$47,127

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624
Net income	-	-	-	-	266	-	266
Net unrealized loss on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(31)	-	(31)
Forfeited stock-based compensation	-	(6,668)	-	14	-	-	14
Issuance of common stock:
Stock awards	-	1,420	-	13	-	-	13
Balances at March 31, 2014	$12,562	4,090,402	$41	$37,634	$(1,355)	$6	$48,888

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$266	$483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	176	361
Deferred income taxes (benefit)	(253)	(119)
Depreciation	174	146
Stock-based compensation	27	-
Net accretion of investment securities	-	12
Net amortization of intangible asset	20	-
Loans originated for sale	(25,744)	(4,205)
Proceeds from sales of loans	13,098	4,730
Gains on sales of loans	(150)	(108)
Loss on sales of other real estate owned, net	-	37
Cash surrender value of BOLI	(92)	(67)
Decrease in interest receivable	(51)	(37)
Increase in interest payable	18	4
Decrease (increase) in other assets	225	(305)
Decrease in other liabilities	(5)	(88)
Net cash (used in) provided by operating activities	(12,291)	844

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	-	(5,000)
Proceeds from maturities of investment securities available-for-sale	8,017	14,534
Net increase in loans and leases outstanding	(13,818)	(8,932)
Purchase of bank owned life insurance	-	(8,000)
Proceeds from the sale of other real estate owned	-	141
Purchase of premises and equipment	(594)	(11)
Net cash used in investing activities	(6,395)	(7,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	4,073	(6,008)
Net increase in interest-bearing deposits	8,415	14,567
Net decrease in short-term borrowings	(10,031)	(5,236)
Proceeds from issuance of long-term debt	7,500	4,000
Repayment of long-term debt	(2,000)	(2,000)
Cash dividends on preferred stock	(31)	(69)
Net cash provided by financing activities	7,926	5,254

Net decrease in cash and cash equivalents	(10,760)	(1,170)
Cash and cash equivalents at beginning of period	35,736	36,361
Cash and cash equivalents at end of period	$24,976	$35,191

SUPPLEMENTAL INFORMATION
Cash payments for interest	$497	$434
Cash payments for income taxes	-	-
Transferred from loans to other real estate owned	-	-

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

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$20,522	$2	$-	$20,524	$28,522	$1	$2	$28,521
Mortgage-backed	140	9	-	149	157	10	-	167
	$20,662	$11	$-	$20,673	$28,679	$11	$2	$28,688

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either March 31, 2014 or December 31, 2013. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013 is presented below:

December 31, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,994	$2	$-	$-	$15,994	$2
Mortgage-backed	-	-	-	-	-	-
	$15,994	$2	$-	$-	$15,994	$2

As of March 31, 2014, gross unrealized losses less than twelve months were less than $1 thousand.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	March 31, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$20,522	$20,524	$28,522	$28,521
After one through five years	41	44	51	54
After five through ten years	99	105	106	113
After ten years	-	-	-	-
	$20,662	$20,673	$28,679	$28,688

There were no sales of investment securities during the three months ended March 31, 2014 or in 2013. At March 31, 2014 and December 31, 2013, $11.0 million and $20.7 million fair value of securities, respectively, was pledged as collateral for repurchase agreements. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either period.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2014 and December 31, 2013 are presented in the following table:

	March 31,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$58,393	14.0%	$50,884	12.6%
Residential - first lien	43,872	10.5	39,249	9.7
Residential - junior lien	8,920	2.1	8,266	2.0
Total residential real estate	52,792	12.6	47,515	11.7
Commercial - owner occupied	87,264	20.9	90,333	22.4
Commercial - non-owner occupied	118,120	28.4	113,559	28.1
Total commercial real estate	205,384	49.3	203,892	50.5
Total real estate loans	316,569	76.0	302,291	74.8
Commercial loans and leases	98,994	23.8	100,410	24.9
Consumer	1,069	0.3	1,174	0.3
Total loans	$416,632	100.0%	$403,875	100.0%

There were $17.0 million in loans held for sale at March 31, 2014 and $3.3 million at December 31, 2013.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2014 and 2013:

	March 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	4	14		18
Provision for credit losses	21	(13)	(18)	6	141	40	(1)	176
Ending balance	$143	$187	$16	$137	$686	$1,518	$13	$2,700

Ending balance:
individually evaluated for impairment	-	4	-	-	123	188	-	315
collectively evaluated for impairment	143	183	16	137	563	1,330	13	2,385

Loans:
Ending balance	58,393	43,872	8,920	87,264	118,120	98,994	1,069	416,632
Ending balance:
individually evaluated for impairment	-	324	-	-	3,276	2,447	-	6,047
collectively evaluated for impairment	58,393	43,548	8,920	87,264	114,844	96,547	1,069	410,585

	March 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	-	-	-	(183)
Recoveries	-	-	-	-	30	8	-	38
Provision for credit losses	11	110	-	-	(67)	307	-	361
Ending balance	$138	$131	$22	$650	$468	$1,542	$29	$2,980

Ending balance:
individually evaluated for impairment	21	-	-	-	148	547	-	716
collectively evaluated for impairment	117	131	22	650	320	995	29	2,264
Loans:

Ending balance	41,588	28,796	8,241	74,248	88,598	88,317	1,217	331,005
Ending balance:
individually evaluated for impairment	370	-	-	-	3,118	1,884	-	5,372
collectively evaluated for impairment	41,218	28,796	8,241	74,248	85,480	86,433	1,217	325,633

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$58,393	$43,548	$8,920	$87,264	$117,567	$96,918	$1,069	$413,679
Special mention	-	-	-	-	-	-	-	-
Substandard	-	324	-	-	553	2,076	-	2,953
Doubtful	-	-	-	-	-	-	-	-
Total	$58,393	$43,872	$8,920	$87,264	$118,120	$98,994	$1,069	$416,632

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$50,884	$38,918	$8,266	$90,333	$113,301	$97,817	$1,174	$400,693
Special mention	-	-	-	-	-	-	-	-
Substandard	-	331	-	-	258	2,593	-	3,182
Doubtful	-	-	-	-	-	-	-	-
Total	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

•	Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$57,671	$43,227	$8,827	$87,264	$114,685	$95,897	$1,067	$408,638
Accruing loans past due:
31-59 days past due	-	321	93	-	-	627	1	1,042
60-89 days past due	722	-	-	-	2,723	150	1	3,596
Greater than 90 days past due	-	-	-	-	159	244	-	403
Total past due	722	321	93	-	2,882	1,021	2	5,041

Non-accrual loans	-	324	-	-	553	2,076	-	2,953

Total loans	$58,393	$43,872	$8,920	$87,264	$118,120	$98,994	$1,069	$416,632

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$50,884	$38,025	$8,266	$90,333	$113,142	$97,127	$1,174	$398,951
Accruing loans past due:
31-59 days past due	-	570	-	-	-	150	-	720
60-89 days past due	-	323	-	-	-	244	-	567
Greater than 90 days past due	-	-	-	-	159	296	-	455
Total past due	-	893	-	-	159	690	-	1,742

Non-accrual loans	-	331	-	-	258	2,593	-	3,182

Total loans	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $3.4 million or .81% of total loans outstanding at March 31, 2014 which represents a decrease from $3.6 million as of December 31, 2013.

The impaired loans at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$324	$-	$-	$3,276	$2,447	$-	$6,047
With an allowance recorded	-	324	-	-	553	580	-	1,457
With no related allowance recorded	-	-	-	-	2,723	1,867	-	4,590

Related allowance	-	4	-	-	123	188	-	315

Unpaid principal	-	324	-	-	3,276	2,505	-	6,105

Average balance of impaired loans	-	330	-	-	3,280	3,469	-	7,079
Interest income recognized	-	5	-	-	17	40	-	62

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$331	$-	$-	$2,984	$2,975	$-	$6,290
With an allowance recorded	-	331	-	-	258	677	-	1,266
With no related allowance recorded	-	-	-	-	2,726	2,298	-	5,024

Related allowance	-	4	-	-	31	224	-	259

Unpaid principal	-	331	-	-	2,984	2,978	-	6,293

Average balance of impaired loans	-	333	-	-	2,994	3,706	-	7,033
Interest income recognized	-	15	-	-	208	120	-	343

Included in the total impaired loans above were non-accrual loans of $3.0 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $49 thousand for the first three months of 2014.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2014 and 2013 there were no additional valuation allowances recorded as the current appraised value was sufficient to cover the recorded OREO amount. For the three months ended 2014 and 2013 there were no new loans transferred from loans to OREO. For the first three months of 2014, the Company sold no properties held as OREO and for the first three months of 2013 sold one property totaling $178 thousand.

The trouble debt restructured loans (“TDRs”) at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$829	-	$-	$829

	December 31, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$861	-	$-	$861

A summary of TDR modifications outstanding and performance under modified terms are as follows:

March 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	829	-	829
Extension or other modification	-	-	-
Total commercial	$829	$-	$829

December 31, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	861	-	861
Extension or other modification	-	-	-
Total commercial	$861	$-	$861

There were no new loans restructured in the three months ended March 31, 2014.

Note 5: Intangibles

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	March 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$376	$54	$322	8.76

Estimated future amortizing expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2014	$53
2015	57
2016	46
2017	36
2018	29
Thereafter	101
Total amortizing intangible assets	$322

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	March 31, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$93,833	23%	$89,759	23%
Interest-bearing checking	34,512	9	31,443	8
Money market accounts	101,270	25	96,365	25
Savings	12,605	3	12,496	3
Certificates of deposit $100,000 and over	113,522	29	110,516	29
Certificates of deposit under $100,000	45,556	11	48,370	12
Total deposits	$401,298	100%	$388,949	100%

Note 7: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance, which will be in August 2014. As of March 31, 2014 there have been no exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share. Based upon a fair market value of $11.30 at March 31, 2014 the warrants outstanding had an aggregate intrinsic value of $155 thousand.

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2014 directors earned 1,164 shares of stock as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the period ended:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2014	387,101	$11.19	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(8,250)	9.90
Balance at March 31, 2014	387,101	$11.19	387,101	$11.19
Exercisable at March 31, 2014	387,101	$11.19	387,101	$11.19
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $11.30 at March 31, 2014 the options outstanding had an aggregate intrinsic value or $323 thousand. There have been no options exercised during 2014.

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

		Weighted
		Average
	Number	Grant-Date
(In dollars, except share data)	of Shares	Fair Value
Restricted stock at January 1, 2014	50,000	$6.89
Granted	-	$-
Vested	-	$-
Forfeited	(6,668)	$6.85
Restricted stock at March 31, 2014	43,332	$6.89

Of the 20,000 shares of restricted stock that were issued during 2013 with vesting subject to meeting certain performance measures, those measures were not achieved, and thus 6,668 shares were forfeited during the first quarter of 2014. At March 31, 2014, based on equity awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested equity awards was $199 thousand. This expense is expected to be recognized through 2016.

Note 8: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $47 thousand for the three months ended March 31, 2014 and $28 thousand for the three months ended March 31, 2013. The Company’s matching contributions vest immediately. The Company’s matching contributions for the first quarter of 2014 increased due to the large increase in eligible participants given our recent growth in staff.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2014	2013
Net income	$266	$483
Preferred dividends	(31)	(69)
Net income available to common shareholders (numerator)	$235	$414

BASIC
Average common shares outstanding (denominator)	4,090,844	4,040,471
Basic income per common share	$0.06	$0.10

DILUTED
Average common shares outstanding	4,090,844	4,040,471
Diluted effect of stock options and warrants	42,274	-
Diluted average common shares outstanding (denominator)	4,133,118	4,040,471
Diluted income per common share	$0.06	$0.10

Stock options and warrants outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	111,458	514,727

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

Management believes that, as of March 31, 2014 and December 31, 2013 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$50,426	11.46%	$35,194	8.00%	$43,992	10.00%
Howard Bancorp	$51,159	11.62%	$35,207	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,726	10.85%	$17,597	4.00%	$26,395	6.00%
Howard Bancorp	$48,458	11.01%	$17,604	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,726	9.62%	$19,836	4.00%	$24,795	5.00%
Howard Bancorp	$48,458	9.77%	$19,832	4.00%	N/A
As of December 31, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,902	11.85%	$33,684	8.00%	$42,105	10.00%
Howard Bancorp	$50,700	12.05%	$33,668	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,396	11.26%	$16,842	4.00%	$25,263	6.00%
Howard Bancorp	$48,195	11.45%	$16,834	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,396	9.77%	$19,406	4.00%	$24,257	5.00%
Howard Bancorp	$48,195	9.93%	$19,414	4.00%	N/A

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

Other real estate owned acquired through, or in lieu of, foreclosure is held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

March 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$20,524	$-	$20,524	$-
Mortgage-backed securities	149	-	149	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$28,521	$-	$28,521	$-
Mortgage-backed securities	167	-	167	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013.

March 31,2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Loans held for sale	17,034	-	17,034	-
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	320	-	-	320
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	3,153	-	-	3,153
Commercial loans and leases	2,259	-	-	2,259
Consumer	-	-	-	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Loans held for sale	3,298	-	3,298	-
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	327	-	-	327
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,953	-	-	2,953
Commercial loans and leases	2,751	-	-	2,751
Consumer	-	-	-	-

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at March 31, 2014 and December 31, 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

	March 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$24,976	$24,976	$-	$24,976	$-
Investment securities	20,673	20,673	-	20,673	-
Nonmarketable equity securities	2,475	2,475	-	2,475	-
Loans held for sale	17,034	17,034	-	17,034	-
Loans and leases	416,632	416,710	-	-	416,710
Financial Liabilities
Deposits	401,298	401,622	-	-	401,622
Short-term borrowings	35,627	35,627	-	35,627	-
Long-term borrowings	21,500	21,461	-	21,461	-

	December 31, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$35,736	$35,736	$-	$35,736	$-
Investment securities	28,688	28,688	-	28,688	-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans held for sale	3,298	3,298	-	3,298	-
Loans and leases	401,369	401,652	-	-	401,652
Financial Liabilities
Deposits	388,949	389,220	-	-	389,220
Short-term borrowings	45,658	45,658	-	45,658	-
Long-term borrowings	16,000	16,008	-	16,008	-

Note 13: Subsequent Event

On April 24, 2014, Howard Bancorp, Inc. and Rising Sun Bancorp, Inc. jointly announced that their respective banking subsidiaries, Howard Bank and NBRS Financial Bank (NBRS), have entered into a purchase and assumption agreement for Howard Bank to purchase the NBRS Bank branch located at 800 Revolution Street, Havre de Grace, MD 21078.

Pursuant to the agreement, Howard Bank expects to acquire approximately $17 million in loans and assume approximately $21 million in deposits from NBRS.

The completion of the transaction is subject to customary closing conditions, including receipt of all necessary regulatory approvals, and is expected to be completed in the third quarter of 2014.

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

Total assets increased by over $8.16 million or 1.6% when comparing March 31, 2014 assets of $508.0 million to the $499.9 million at December 31, 2013. Total loans outstanding of $416.6 million at the end of March 2014, showed an increase of $12.8 million or 3.2% compared to total loans of $403.9 million on December 31, 2013. Total deposits grew by $12.3 million or 3.2% when comparing March 31, 2014 to December 31, 2013.

The first quarter of 2014 net income was $266 thousand, which represents a decrease of 44.8% over net income for the first quarter of 2013. Net interest income for the quarter ended March 31, 2014 was $4.4 million versus $3.6 million for the first three months of 2013, an increase of approximately $878 thousand or 24.7%. Total noninterest income was $327 thousand for the first quarter of 2013, compared to a total of $623 thousand for the same period in 2014. Total noninterest expenses increased to $4.5 million from $2.8 million for the three month ended March 31, 2014 and 2013, respectively.

During the first quarter of 2014, we have spent considerable financial and nonfinancial resources in putting together a highly professional team of mortgage bankers, who came to us from a wide variety of other institutions. The integration of this team, with their depth of knowledge and years of experiences in all economic cycles, will provide us with the diversity and sustainability to achieve our long term goals more quickly. While creating a high quality platform for the future is not inexpensive, we intentionally decided to make a significant investment upfront in order to build the type of mortgage organization that can thrive. The creation of the mortgage banking division, like all of Howard Bancorp's strategic investments has been focused on creating sustainable platforms for revenue growth.

Subsequent to the end of the first quarter of 2014, the Bank executed an agreement to acquire approximately $17 million in additional loans and nearly $21 million in deposits via the purchase of a branch in the Havre de Grace area of Harford County, Maryland from NBRS Financial Bank, subject to regulatory approval.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2014 and December 31, 2013 balance sheets is presented below.

Assets

Total assets increased $8.1 million, or 1.6%, to $508.0 million at March 31, 2014 compared to $499.9 million at December 31, 2013. This asset growth was primarily due to growth of $12.8 million in total loans and a $13.7 million increase in loans held for sale, partially offset by an $8.0 million decrease in investment securities and a $10.8 million decrease in cash and cash equivalents. The increase in loans held for sale is attributable to the Bank’s inception of the mortgage banking division. The asset growth was funded primarily from increases in customer deposits, which increased from $388.9 million at December 31, 2013 to $401.2 million at March 31, 2014, an increase of $12.3 million or 3.2%. Deposit growth directly benefitted from the Bank opening an eighth branch location in Bel Air Maryland in March 2014.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At March 31, 2014 and December 31, 2013 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.5 million and $2.3 million, respectively. This investment is required for continued FHLB membership, and is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government agencies	$20,522	$20,524	$28,522	$28,521
Mortgage-backed	140	149	157	167
	$20,662	$20,673	$28,679	$28,688

We had securities available for sale of $20.7 million and $28.7 million at March 31, 2014 and December 31, 2013, respectively, which were recorded at fair value. This represents a decrease of $8.0 million, or 27.9%, from the prior year end. The decrease in our securities portfolio resulted from scheduled maturities, and the funds received were used to partially fund the $26.5 million growth in loans and loans held for sale, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at March 31, 2014. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented.

With respect to our total portfolio of securities available for sale, we held certain securities that had unrealized losses of less than $1 thousand at March 31, 2014 and $2 thousand at December 31, 2013. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan Portfolio

Total loans increased by $12.8 million or 3.2%, to $416.6 million at March 31, 2014 from $403.9 million at December 31, 2013. At March 31, 2014, total loans represented 82.0% of total assets, up slightly compared to 80.8% of total assets at December 31, 2013. As the economy in our market area has started to gradually improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans. In addition, with the expansion of our mortgage banking activities, our portfolio of residential mortgages also reflected growth during the quarter.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $17.0 million at March 31, 2014, and $3.3 million at December 31, 2013.

	March 31,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$58,393	14.0%	$50,884	12.6%
Residential - first lien	43,872	10.5	39,249	9.7
Residential - junior lien	8,920	2.1	8,266	2.0
Total residential real estate	52,792	12.6	47,515	11.7
Commercial - owner occupied	87,264	20.9	90,333	22.4
Commercial - non-owner occupied	118,120	28.4	113,559	28.1
Total commercial real estate	205,384	49.3	203,892	50.5
Total real estate loans	316,569	76.0	302,291	74.8
Commercial loans and leases	98,994	23.8	100,410	24.9
Consumer	1,069	0.3	1,174	0.3
Total loans	$416,632	100.0%	$403,875	100.0%

Deposits

Our deposits increased from $388.9 million at December 31, 2013 to $401.3 million at March 31, 2014, an increase of $12.3 million or 3.2%. The increase resulted primarily from increases of $4.9 million or 5.1% in money market accounts, $3.1 million or 9.8% in other interest bearing deposits and $4.1 million or 4.5% in non-interest bearing accounts from December 31, 2013 to March 31, 2014. Every category of deposit experienced growth from the December 2013 levels, with savings and total certificates of deposits experience the smallest growth.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

(dollars in thousands)	March 31, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$93,833	23%	$89,759	23%
Interest-bearing checking	34,512	9	31,443	8
Money market accounts	101,270	25	96,365	25
Savings	12,605	3	12,496	3
Certificates of deposit $100,000 and over	113,522	29	110,516	29
Certificates of deposit under $100,000	45,556	11	48,370	12
Total deposits	$401,298	100%	$388,949	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $57.1 million at March 31, 2014 and $61.7 million at December 31, 2013. Short-term borrowings totaled $35.6 million at March 31, 2014 and $45.7 million at December 31, 2013. We had eight long-term FHLB advances outstanding totaling $21.5 million at March 31, 2014 compared to six FHLB advances outstanding totaling $16 million at December 31, 2013.

Shareholders’ Equity

Total shareholders’ equity increased by $263 thousand, or approximately 1%, from $48.6 million at December 31, 2013 to $48.9 million at March 31, 2014. The increase in shareholder’s equity is the result of the retention of the earnings for the first quarter of 2014.

Total shareholders’ equity at March 31, 2014 represents a capital to asset ratio of 9.6%, while the total shareholders’ equity at December 31, 2013 represents a capital to asset ratio of 9.7%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	Years ended December 31,
	2014			2013
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$98,339	$1,175	4.84%	$84,898	$1,042	4.98%
Commercial real estate	203,157	2,426	4.84	159,515	1,981	5.04
Construction and land	52,017	675	5.26	37,675	474	5.10
Residential real estate	48,625	539	4.50	37,933	430	4.60
Consumer	975	14	5.76	1,233	15	5.09
Total loans and leases	403,114	4,829	4.86	321,255	3,942	4.98
Loans held for sale	7,674	70	3.70	1,883	14	3.00
Federal funds sold	26,015	14	0.21	21,230	11	0.20
Securities: [2]
U.S Gov agencies	25,746	6	0.10	19,270	11	0.23
Mortgage-backed	160	2	4.56	318	4	4.68
Other investments	2,254	22	3.94	1,486	7	2.00
Total securities	28,160	30	0.43	21,074	22	0.43
Total earning assets	464,963	4,943	4.43	365,442	3,989	4.43
Cash and due from banks	5,108			4,534
Bank premises and equipment, net	11,060			9,515
Other assets	17,689			14,108
Less: allowance for credit losses	(2,586)			(2,817)
Total assets	$496,234			$390,782
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$31,433	$19	0.25%	$24,085	$17	0.29%
Money market	99,727	94	0.38	73,828	85	0.47
Savings	12,750	8	0.26	11,656	12	0.41
Time deposits $100,000 and over	107,960	193	0.72	78,369	163	0.84
Other time deposits	47,078	127	1.09	33,050	111	1.37
Total interest-bearing deposits	298,948	441	0.60	220,998	388	0.71
Short-term borrowings	39,165	31	0.32	23,608	30	0.51
Long-term borrowings	16,394	43	1.06	12,089	21	0.69
Total interest-bearing funds	354,507	515	0.59	256,695	439	0.69
Noninterest-bearing deposits	92,098			86,022
Other liabilities and accrued expenses	819			979
Total liabilities	447,424			343,696
Shareholders' equity	48,810			47,086
Total liabilities & shareholders' equity	$496,234			$390,782
Net interest rate spread [3]		$4,428	3.84%		$3,550	3.73%
Effect of noninterest-bearing funds			0.02			0.21
Net interest margin on earning assets [4]			3.86%			3.94%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended March 31,
	2014 vs. 2013
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$133	$(115)	$248
Commercial real estate	446	(309)	754
Construction and land	201	62	139
Residential real estate	109	(37)	146
Consumer	(1)	8	(9)
Loans held for sale	56	13	43
Taxable securities	8	-	8
Federal funds sold	3	3	0
Total interest income	954	(375)	1,329

Interest paid on:
Savings deposits	(4)	(18)	14
Interest-bearing demand	2	(8)	10
Money market accounts	9	(64)	73
Time deposit $100,000 and over	30	(92)	122
Other time deposits	16	(92)	108
Short-term borrowings	1	(44)	45
Long-term borrowing	22	44	(22)
Total interest expense	77	(274)	350
Net interest earned	$878	$(101)	$979

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the three months ended March 31, 2014 and March 31, 2013 is presented below.

General

Net income available to common shareholders decreased $179 thousand, or 43.2%, to $235 thousand for the three months ended March 31, 2014 compared to net income of $414 thousand for the three months ended March 31, 2013. The decline in earnings is primarily the result of the 63.2% increase in noninterest expenses related to growth initiatives that began in the third quarter of 2013. These included expanding regional markets into Baltimore and Harford counties, and commencing our mortgage banking division that currently includes a total of 53 highly seasoned professionals. Partially offsetting this decline was a 35.8% increase in net interest income and noninterest income. Much of this revenue growth is attributable to our continued growth initiatives.

Interest Income

Interest income increased $954 thousand, or 23.9%, to $4.9 million for the three months ended March 31, 2014 compared to $4.0 million for the same period in 2013. The increase was due to a $943 thousand, or 23.8%, increase in interest income on loans and leases, and included $53 thousand in interest on mortgage loans held for sale. The increase in interest income on loans was due to an $82 million or 25.5% increase in the average balance of portfolio loans as well as a $5.8 million or over 300% increase in the average balance of loans held for sale, quarter over quarter. Partially offsetting this increase was a decline in the average yield on loans and leases from 4.98% for first quarter of 2013 to 4.86% for the same period in 2014, primarily resulting from lower rates on the loans added to the portfolio since March 31, 2013. Interest income from other sources, our securities portfolio and our selling of fed funds, increased $11 thousand or 33.3% primarily as a result of a 28.1% increase in their average balances.

Interest Expense

Interest expense increased $76 thousand, or 17.4%, to $515 thousand for the three months ended March 31, 2014, compared to $439 thousand for the same period in 2013. Even though we grew average interest-bearing sources of funds by 38.1% during the first quarter of 2014 compared to the first quarter of 2013, we only experienced a 17.4% increase in interest expense due to decreases in the average rates paid on interest-bearing liabilities. Most of the variability in interest expense is attributable to changes in interest-bearing deposit balances and rates when comparing the first quarter of 2014 to the comparable 2013 period. Average interest-bearing deposits increased $78.0 million or 35% quarter over quarter, while the average rates paid on deposits decreased from .71% during the quarter ended March 31, 2013 to .60% during the first three months of 2014. In addition, the average balance of short-term borrowing increased $15.6 million while the average rate paid on such borrowings decreased .49% quarter over quarter, while the average balance of long-term borrowing increased $4.3 million although the average rate paid on such borrowings increased .37% period over period.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $878 thousand, or 24.7%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. As noted above, the increase in net interest income was due to an increase of $954 thousand, or 23.9%, in interest income partially offset by an increase of $76 thousand or 17.3% in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $176 thousand for the three months ended March 31, 2014 compared to $361 thousand for the same period in 2013, a decrease of $185 thousand. The provision for 2014 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, as well as a specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $623 thousand for the three months ended March 31, 2014 compared to $327 thousand for the three months ended March 31, 2013, a $296 thousand or 90.5% increase. Other operating income consists mainly of certain loan fees and non-depository account fees for customer related services such as wire, merchant card and ATM activity. The increase in noninterest income in the first quarter of 2014 was primarily derived from mortgage banking activity. Total fees generated and gains recorded on the sales of loans produced approximately $221 thousand in noninterest revenues for the first quarter of 2014. In addition, service charges on deposits increased by nearly $69 thousand or 80.0% for the first three months of 2014 compared to the same period in 2013, due to higher levels of overdraft fees. The first quarter of 2013 was negatively impacted by a loss on the sale of an other real estate owned (OREO) property of $37 thousand. There were no such losses recorded in the first quarter of 2014. Noninterest revenues were also improved from expansion of our bank owned life insurance (BOLI) program. In December 2013, additional amounts were added to this program, which resulted in an increase of $25 thousand in revenue during the first three months of 2014.

Noninterest Expenses

Noninterest expenses increased $1.7 million or 63.2%, to $4.5 million for the three months ended March 31, 2014 from $2.8 million for the three months ended March 31, 2013. The increase was due to an increase in salaries and employee benefits expenses primarily due to increased staff, occupancy expenses resulting from continuing branch expansion efforts, and operating infrastructure enhancement, and increased marketing related to our business development initiatives. Salaries and employee benefits increased $1.2 million or 73.4% in the first three months of 2014 compared to the same period in 2013. Of the $1.2 million increase in compensation, approximately $740 thousand was attributable to the attraction and hiring of staff for our mortgage banking initiative. The remainder of the compensation increase resulted from our continued expansion of branch locations, regional business development staff, and infrastructure additions in key areas such as compliance, human resources, and finance. Additionally, we experienced increases in occupancy costs of $82 thousand first three months of 2014 compared to the same period in 2013 as we expand geographically, Business development costs increased $128 thousand or 96.2% to support our continued growth, while professional fees, which include legal and investment banking expenses relating to our planned strategic growth initiatives increased $83 thousand quarter over quarter.

Net Income Available to Common Shareholders

Net income available to common shareholders for the three months ended March 31, 2014 decreased $179 thousand or 43.2% to $235 thousand compared to $414 thousand for the three months ended March 31, 2013, primarily, as previously mentioned, as a result of our net interest income after the provision for credit losses increasing by $1.1 million or 33%, and noninterest income increasing by $296 thousand or 91%. These increases were partially offset by a $1.7 million or 63.2% increase in our noninterest expenses primarily related to our ongoing growth initiatives that included expanding regional markets into Baltimore and Harford counties, and commencing our mortgage banking platform. As a result, income before taxes was reduced by $382 thousand or 50%, while net income was lower by $217 thousand or 45%, for the quarter ended March 31, 2014 compared to the same period last year. Partially offsetting the decline in net income was a $38 thousand, or 54.8%, decrease in preferred stock dividends paid. Preferred stock dividends were lower during the 2014 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories.

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

(in thousands)	March 31, 2014	December 31, 2013
Non-accrual loans:
Real estate loans:
Residential - First Lien	$324	$331
Commercial	553	258
Commercial and leases	2,076	2,593
Total non-accrual loans	2,953	3,182
Troubled debt restructure loans:
Total troubled debt restructure loans	-	-
Total non-performing loans	2,953	3,182
Other real estate owned:
Land	595	595
Commercial	1,782	1,782
Total other real estate owned	2,377	2,377
Total non-performing assets	$5,330	$5,559
Ratios:
Non-performing loans to total gross loans	0.71%	0.79%
Non-performing assets to total assets	1.05%	1.11%

Included in total non-accrual loans above are six trouble debt restructured loans totaling $829 thousand that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There were no troubled debt restructured loans currently preforming to their modified terms. There were two loans that were 90 days or more past due and still accruing interest at March 31, 2014 consisting of one commercial credit totaling $244 thousand, and one commercial real estate loan, non-owner occupied, totaling $159 thousand. At December 31, 2013 there were two loans totaling $455 thousand 90 days or more past due and still accruing interest.

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

Nonperforming assets amounted to $5.3 million, or 1.05% of total assets, at March 31, 2014 compared to $5.6 million or 1.11% of total assets at December 31, 2013. Total nonperforming assets have decreased by $229 thousand during 2014, with OREO remaining unchanged as there were no new properties added, no current properties sold and no additional valuation need on current assets. The decrease in non-accrual loans was impacted by the reductions in the balances of several other non-accrual loans as payments were received totaling $528 thousand, partially offset by one commercial real estate credit totaling $297 thousand added to non-accrual status during the first quarter of 2014.

The composition of our nonperforming loans at March 31, 2014 is further described below:

•	Six commercial loans to a local business totaling $0.83 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Eleven small commercial loans totaling approximately $0.28 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated from these eight loans.
•	One commercial real estate loan for $0.26 million, which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	Three commercial loans to one customer totaling $0.965 million, all of which carries an SBA guarantee. A settlement offer has been negotiated, and no further losses are anticipated.
•	One residential mortgage for $0.324 million. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	One commercial real estate loan added to non-accrual during the quarter for $0.297 million. An agreement to sell the note has been reached and settlement is expected during the second quarter and no further losses are anticipated.

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

At March 31, 2014 and December 31, 2013, impaired loans amounted to $6.0 million and $6.3 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.5 million and $1.3 million, respectively. The amount of impaired loans with no specific valuation allowance totaled $4.6 million and $5.0 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Three months ended
(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of year	$2,506	$2,764
Charge-offs:
Real estate
Residential first lien loans	-	(183)
	-	(183)
Recoveries:
Real estate
Commercial non-owner occupied loans	4	30
Commercial loans and leases	14	8
	18	38

Net recoveries (charge-offs)	18	(145)
Provision for credit losses	176	361
Balance at end of period	$2,700	$2,980

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

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$143	14.0%	$122	12.6%
Residential first lien loans	187	10.5	200	9.7
Residential junior lien loans	16	2.1	34	2.0
Commercial owner occupied laons	137	20.9	131	22.4
Commercial non-owner occupied loans	686	28.4	541	28.1
Commercial loans and leases	1,518	23.8	1,464	24.9
Consumer loans	13	0.3	14	0.3
Total	$2,700	100.0%	$2,506	100.0%

(1) Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2014 and December 31, 2013. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014 and December 31, 2013, cash and cash equivalents totaled $25.0 million and $35.7 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2014 and December 31, 2013, we had $89.1 million and $75.8 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $46.4 million and $34.5 million at March 31, 2014 and December 31, 2013, respectively, and $42.7 million and $41.3 million in unused lines of credit to borrowers at March 31, 2014 and December 31, 2013, respectively. In addition to commitments to originate loans and unused lines of credit we had $9.0 million and $9.8 million in letters of credit at March 31, 2014 and December 31, 2013, respectively. Certificates of deposit due within one year of March 31, 2014 totaled $101.5 million, or 25.3% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2014 cash was utilized to increase our portfolio of loans by $13.8 million, and also $12.8 million to fund our loans held for sale portfolio. For the three month period ended March 31, 2013, these amounts were $8.9 million and $417 thousand, respectively. During the first quarter of 2014 we did not purchase any additional securities and we received $8.0 in security maturities compared to the three month ended March 31, 2013 we purchased $5.0 million of securities while receiving $14.5 million in maturities. Total cash used to fund our activities totaled $10.8 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $12.3 million during the three months ended March 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $45 million at March 31, 2014 compared to $40 million at December 31, 2013. At March 31, 2014, we had the ability to borrow up to a total of $74.3 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014 and December 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2014 and December 31, 2013 are as follows:

(in thousands)	March 31, 2014	December 31, 2013

Unfunded loan commitments	$46,403	$34,464
Unused lines of credit	42,666	41,326
Letters of credit	9,024	9,676

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of March 31, 2014. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 27, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form S-1, File Number 333-178204, with respect to our initial public offering of our common stock, was declared effective by the SEC on May 14, 2012. We sold a total of 1,396,364 shares of common stock in our initial public offering for aggregate gross proceeds of $10.2 million.

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. During the third quarter of 2013 we provided $8.5 million of the proceeds to the Bank to increase its capital levels in order to support the continued growth of the Bank.

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

HOWARD BANCORP, INC.
(Registrant)

May 14, 2014	/s/ Mary Ann Scully

Date	MARY ANN SCULLY
PRESIDENT AND CEO

May 14, 2014	/s/ George C. Coffman

Date	GEORGE C. COFFMAN
EVP AND CFO

