Form 10-Q
period 2014-06-30
Howard Bancorp Inc
filed 2014-08-13
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of common stock outstanding as of July 31, 2014.

Common Stock, $0.01 par value – 4,104,224 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly our business plans and strategies, increasing originations of residential mortgage loans, increasing our portfolio of mortgage lending and selling loans into the secondary market;
•	the impact of [a] new accounting pronouncement[s];
•	statements regarding our intentions in our investment portfolio and the status of unrealized losses in such portfolios;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statements with respect to anticipated losses on nonperforming loans;
•	future cash requirements relating to commitments to extend credit, and that we do not anticipate any material losses in connection therewith;
•	our ability to retain maturing certificates of deposits;
•	our statement with respect to adequate liquidity; and
•	the impact on us of pending legal proceedings.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands)	2014	2013
ASSETS
Cash and due from banks	$21,151	$23,282
Federal funds sold	5,420	12,454
Total cash and cash equivalents	26,571	35,736
Securities available-for-sale, at fair value	16,130	28,688
Nonmarketable equity securities	2,565	2,282
Loans held for sale, at fair value	28,851	3,298
Loans and leases, net of unearned income	433,336	403,875
Allowance for credit losses	(3,053)	(2,506)
Net loans and leases	430,283	401,369
Bank premises and equipment, net	11,521	10,842
Core deposit intangible	302	342
Bank owned life insurance	11,468	11,282
Other real estate owned	2,377	2,377
Deferred income taxes	1,302	1,125
Interest receivable and other assets	2,165	2,577
Total assets	$533,535	$499,918
LIABILITIES
Noninterest-bearing deposits	$97,540	$89,759
Interest-bearing deposits	324,795	299,190
Total deposits	422,335	388,949
Short-term borrowings	36,616	45,658
Long-term borrowings	23,500	16,000
Accrued expenses and other liabilities	1,455	687
Total liabilities	483,906	451,294
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at June 30, 2014 and December 31, 2013, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,090,402 shares at June 30, 2014 and 4,095,650 December 31, 2013	41	41
Capital surplus	37,672	37,607
Accumulated deficit	(652)	(1,590)
Accumulated other comprehensive income	6	4
Total shareholders’ equity	49,629	48,624
Total liabilities and shareholders’equity	$533,535	$499,918

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$10,262	$8,085	$5,363	$4,129
Interest and dividends on securities	57	41	27	19
Other interest income	21	23	7	12
Total interest income	10,340	8,149	5,397	4,160

INTEREST EXPENSE
Deposits	926	786	485	398
Short-term borrowings	56	57	25	27
Long-term borrowings	101	40	58	19
Total interest expense	1,083	883	568	444

NET INTEREST INCOME	9,257	7,266	4,829	3,716
Provision for credit losses	501	526	325	165
Net interest income after provision for credit losses	8,756	6,740	4,504	3,551

NONINTEREST INCOME
Service charges on deposit accounts	307	168	153	82
Realized and unrealized gains on mortgage banking activity	1,476	160	1,326	52
Loss on the sale of other real estate owned	-	(37)	-	-
Income from bank owned life insurance	186	137	94	71
Other operating income	713	214	486	110
Total noninterest income	2,682	642	2,059	315

NONINTEREST EXPENSE
Compensation and benefits	5,667	3,355	2,907	1,763
Occupancy and equipment	1,056	747	586	359
Amortization of core deposit intangible	41	-	21	-
Marketing and business development	720	311	459	178
Professional fees	571	389	341	243
Data processing fees	314	239	170	123
FDIC Assessment	201	155	119	78
Other operating expense	1,272	605	746	305
Total noninterest expense	9,842	5,801	5,349	3,049

INCOME BEFORE INCOME TAXES	1,596	1,581	1,214	817
Income tax expense	593	584	477	303
NET INCOME	1,003	997	$737	$514
Preferred stock dividends	63	102	32	33
Net income available to common shareholders	$940	$895	$705	$481
NET INCOME PER COMMON SHARE
Basic	$0.23	$0.22	$0.17	$0.12
Diluted	$0.23	$0.22	$0.17	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the six months ended
	June 30,
(in thousands)	2014	2013
(Unaudited)
Net Income	$1,003	$997
Other comprehensive income
Investments available-for-sale:
Unrealized holding losses	2	(20)
Related income tax benefit	-	8
Comprehensive income	$1,005	$985

	For the three months ended
	June 30,
(in thousands)	2014	2013
(Unaudited)
Net Income	$737	$514
Other comprehensive income
Investments available-for-sale:
Unrealized holding losses	(2)	(8)
Related income tax benefit	1	3
Comprehensive income	$736	$509

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)
Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Net income	-	-	-	-	997	-	997
Net unrealized loss on securities	-	-	-	-	-	(12)	(12)
Dividends paid on preferred stock	-	-	-	-	(102)	-	(102)
Issuance of common stock:
Stock awards	-	-	-	29	-	-	29
Balances at June 30, 2013	$12,562	4,040,471	$40	$37,513	$(2,491)	$9	$47,633

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,592)	$4	$48,622
Net income	-	-	-	-	1,003	-	1,003
Net unrealized gains on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(63)	-	(63)
Forfeited restricted shares	-	(6,668)	-	(34)	-	-	(34)
Stock based compensation	-	-	-	86	-	-	86
Issuance of common stock:
Stock awards	-	1,420	-	13	-	-	13
Balances at June 30, 2014	$12,562	4,090,402	$41	$37,672	$(652)	$6	$49,629

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,003	$997
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	501	526
Deferred income taxes (benefit)	(177)	(74)
Depreciation	351	292
Stock-based compensation	99	29
Forfeited restricted shares	(34)	-
Net accretion of investment securities	1	14
Net amortization of intangible asset	41	-
Loans originated for sale	(103,644)	(8,115)
Proceeds from sales of loans	79,568	8,265
Realized and unrealized gains on mortgage banking activity	(1,476)	(160)
Loss on sales of other real estate owned, net	-	37
Cash surrender value of BOLI	(186)	(137)
Decrease in interest receivable	(32)	(45)
Increase in interest payable	21	13
Decrease (increase) in other assets	158	(314)
Increase (decrease) in other liabilities	746	(412)
Net cash (used in) provided by operating activities	(23,060)	916

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(6,000)	(18,997)
Proceeds from maturities of investment securities available-for-sale	18,557	30,603
Net increase in loans and leases outstanding	(29,556)	(29,764)
Purchase of bank owned life insurance	-	(8,000)
Proceeds from the sale of other real estate owned	-	141
Purchase of premises and equipment	(1,028)	(57)
Net cash used in investing activities	(18,027)	(26,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	7,780	(12,752)
Net increase in interest-bearing deposits	25,745	23,437
Net decrease in short-term borrowings	(9,040)	(7,979)
Proceeds from issuance of long-term debt	9,500	14,000
Repayment of long-term debt	(2,000)	(4,000)
Cash dividends on preferred stock	(63)	(102)
Net cash provided by financing activities	31,922	12,604

Net decrease in cash and cash equivalents	(9,165)	(12,554)
Cash and cash equivalents at beginning of period	35,736	36,361
Cash and cash equivalents at end of period	$26,571	$23,807

SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,061	$870
Cash payments for income taxes	-	425

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has four subsidiaries, three of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements included herein are unaudited; however in the opinion of management, present a fair representation of the Company’s financial condition, results of operations, and cash flows for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2013 have been derived from audited financial statements. Other than the application of the fair value option to loans held for sale there have been no significant changes to the Company’s accounting policies as disclosed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities, determination of fair value for financial instruments, deferred income taxes and share-based compensation.

Loans Held for Sale

During the quarter ended June 30, 2014 the Company elected to apply the fair value option under Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10 “Recognition and Measurement of Financial Assets and Financial Liabilities” to loans held for sale. As such, Mortgage loans originated and intended for sale into the secondary market are carried at fair value. Fair value is determined based on outstanding investor commitments, and in the absence of such commitments, on current investor yield requirements or third party pricing models. This election was made in order to better align the timing and recognition of the revenues generated, with the related costs associated with mortgage loans originated with the intent to sell at the measurement date. Prior to this election, loans were originated and recorded at cost as of the measurement date, and related gains or losses were not recorded until the loan was sold. The effect of implementing the fair value for mortgage loans held for sale accelerated mortgage related revenues by $836 thousand as of June 30, 2014.

The Company sells its mortgage loans to third party investor’s service released. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company. Unrealized and realized gains on loan sales are determined using the specific identification method and are recognized through mortgage banking activity in the Consolidated Statement of Operations.

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

New Accounting Pronouncements

ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate this amendment but does not believe they will have an impact on its financial position or results of operations

ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements; require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update require two new disclosures certain transactions. First to disclose information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. Secondly to disclose information about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The amendments of ASU 2014-11 are effective for interim and annual periods beginning after December 15, 2014. The Company will evaluate this amendment but does not believe they will have an impact on its financial position or results of operations

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards should be applied. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2014.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$15,998	$1	$-	$15,999	$28,522	$1	$2	$28,521
Mortgage-backed	123	8	-	131	157	10	-	167
	$16,121	$9	$-	$16,130	$28,679	$11	$2	$28,688

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either June 30, 2014 or December 31, 2013. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013 are presented below:

December 31, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,994	$2	$-	$-	$15,994	$2
Mortgage-backed	-	-	-	-	-	-
	$15,994	$2	$-	$-	$15,994	$2

As of June 30, 2014, there were no gross unrealized losses.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	June 30, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$15,998	$15,999	$28,522	$28,521
After one through five years	31	33	51	54
After five through ten years	92	98	106	113
After ten years	-	-	-	-
	$16,121	$16,130	$28,679	$28,688

There were no sales of investment securities during the six months ended June 30, 2014 or in 2013. At June 30, 2014 and December 31, 2013, $11.8 million and $20.7 million fair value of securities, respectively, were pledged as collateral for repurchase agreements. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either June 30, 2014 or December 31, 2013.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2014 and December 31, 2013 are presented in the following table:

	June 30,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$62,349	14.4%	$50,884	12.6%
Residential - first lien	52,794	12.2	39,249	9.7
Residential - junior lien	9,362	2.2	8,266	2.0
Total residential real estate	62,156	14.3	47,515	11.7
Commercial - owner occupied	88,374	20.4	90,333	22.4
Commercial - non-owner occupied	111,101	25.6	113,559	28.1
Total commercial real estate	199,475	46.0	203,892	50.5
Total real estate loans	323,980	74.8	302,291	74.8
Commercial loans and leases	108,291	25.0	100,410	24.9
Consumer	1,065	0.2	1,174	0.3
Total loans	$433,336	100.0%	$403,875	100.0%

There were $28.9 million and $3.3 million in loans held for sale at June 30, 2014 and at December 31, 2013, respectively.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and six months ended June 30, 2014 and June 30, 2013:

	June 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	4	42	-	46
Provision for credit losses	37	(4)	(17)	7	116	365	(3)	501
Ending balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053

Three months ended
Beginning balance	$143	$187	$16	$137	$686	$1,518	$13	$2,700
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	28	-	28
Provision for credit losses	16	9	1	1	(25)	325	(2)	325
Ending balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053

Ending balance:
individually evaluated for impairment	-	4	-	-	123	188	-	315
collectively evaluated for impairment	159	192	17	138	538	1,683	11	2,738

Loans:
Ending balance	62,349	52,794	9,362	88,374	111,101	108,291	1,065	433,336
Ending balance:
individually evaluated for impairment	-	319	-	-	2,965	1,798	-	5,082
collectively evaluated for impairment	62,349	52,475	9,362	88,374	108,136	106,493	1,065	428,254

	June 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	-	(202)	-	(385)
Recoveries	-	-	-	-	30	16	-	46
Provision for credit losses	(5)	112	-	13	(33)	441	(2)	526
Ending balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951

Three months ended
Beginning balance	$138	$131	$22	$650	$468	$1,542	$29	$2,980
Charge-offs	-		-	-	-	(202)	-	(202)
Recoveries	-	-	-	-		8	-	8
Provision for credit losses	(16)	2	-	13	34	134	(2)	165
Ending balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951

Ending balance:
individually evaluated for impairment	-	-	-	-	148	444	-	592
collectively evaluated for impairment	122	133	22	663	354	1,038	27	2,359
Loans:
Ending balance	42,210	31,870	7,786	76,406	96,637	95,542	1,192	351,643
Ending balance:
individually evaluated for impairment	-	-	-	-	3,104	3,454	-	6,558
collectively evaluated for impairment	42,210	31,870	7,786	76,406	93,533	92,088	1,192	345,085

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$62,349	$52,475	$9,362	$88,374	$108,136	$106,299	$1,065	$428,060
Special mention	-	-	-	-	-	-	-	-
Substandard	-	319	-	-	2,965	1,992	-	5,276
Doubtful	-	-	-	-	-	-	-	-
Total	$62,349	$52,794	$9,362	$88,374	$111,101	$108,291	$1,065	$433,336

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$50,884	$38,918	$8,266	$90,333	$113,301	$97,817	$1,174	$400,693
Special mention	-	-	-	-	-	-	-	-
Substandard	-	331	-	-	258	2,593	-	3,182
Doubtful	-	-	-	-	-	-	-	-
Total	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

•	Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$62,349	$52,155	$9,362	$88,374	$110,686	$107,084	$1,064	$431,074
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	1	1
60-89 days past due		-	-	-		-	-	-
Greater than 90 days past due	-	320	-	-	159	-	-	479
Total past due	-	320	-	-	159	-	1	480

Non-accrual loans	-	319	-	-	256	1,207	-	1,782

Total loans	$62,349	$52,794	$9,362	$88,374	$111,101	$108,291	$1,065	$433,336

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$50,884	$38,025	$8,266	$90,333	$113,142	$97,127	$1,174	$398,951
Accruing loans past due:
31-59 days past due	-	570	-	-	-	150	-	720
60-89 days past due	-	323	-	-	-	244	-	567
Greater than 90 days past due	-	-	-	-	159	296	-	455
Total past due	-	893	-	-	159	690	-	1,742

Non-accrual loans	-	331	-	-	258	2,593	-	3,182

Total loans	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $2.3 million or .52% of total loans outstanding as of June 30, 2014, which represents a decrease from $3.6 million as of December 31, 2013.

The impaired loans at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$319	$-	$-	$2,965	$1,798	$-	$5,082
With an allowance recorded	-	319	-	-	256	560	-	1,135
With no related allowance recorded	-	-	-	-	2,709	1,238	-	3,947

Related allowance	-	4	-	-	123	188	-	315

Unpaid principal	-	319	-	-	2,965	1,799	-	5,083

Six months ended June 30, 2014
Average balance of impaired loans	-	329	-	-	2,981	2,207	-	5,517
Interest income recognized	-	9	-	-	100	82	-	191
Three months ended June 30, 2014
Average balance of impaired loans	-	329	-	-	2,977	2,165	-	5,471
Interest income recognized	-	4	-	-	83	36	-	123

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$331	$-	$-	$2,984	$2,975	$-	$6,290
With an allowance recorded	-	331	-	-	258	677	-	1,266
With no related allowance recorded	-	-	-	-	2,726	2,298	-	5,024

Related allowance	-	4	-	-	31	224	-	259

Unpaid principal	-	331	-	-	2,984	2,978	-	6,293

Average balance of impaired loans	-	333	-	-	2,994	3,706	-	7,033
Interest income recognized	-	15	-	-	208	120	-	343

Nonaccrual loans included in impaired loans totaled $1.8 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $82 thousand for the first six months of 2014.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2014 and 2013 there were no additional valuation allowances recorded as the current appraised value was sufficient to cover the recorded OREO amount. There were no new loans transferred from loans to OREO for either six months ended June 30 presented.

For the first half of 2014, the Company sold no properties held as OREO and for the first half of 2013 sold one property totaling $178 thousand.

The trouble debt restructured loans (“TDRs”) at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$794	1	$230	$1,024

	December 31, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$861	-	$-	$861

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	June 30, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	794	-	794
Extension or other modification	-	230	230
Total commercial	$794	$230	$1,024

December 31, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Interest only payments	$-	$-	$-
Rate modification	-	-	-
Forberance	861	-	861
Extension or other modification	-	-	-
Total commercial	$861	$-	$861

There was one new loan restructured in the first six months of 2014.

Note 5: Intangibles

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	June 30, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$376	$74	$302	8.51

Estimated future amortizing expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2014	$33
2015	57
2016	46
2017	36
2018	29
Thereafter	101
Total amortizing intangible assets	$302

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	June 30, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$97,540	23%	$89,759	23%
Interest-bearing checking	32,027	7	31,443	8
Money market accounts	112,872	27	96,365	25
Savings	12,169	3	12,496	3
Certificates of deposit $100,000 and over	120,746	29	110,516	29
Certificates of deposit under $100,000	46,981	11	48,370	12
Total deposits	$422,335	100%	$388,949	100%

Note 7: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants are immediately exercisable and will expire ten (10) years from the date of issuance, which will be in August 2014. As of June 30, 2014 there have been no exercises of these warrants and the Company has outstanding warrants to purchase 119,376 shares at the price of $10.00 per share. Based upon a fair market value of $9.62 at June 30, 2014 the warrants outstanding had no aggregate intrinsic value.

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2014 directors earned 2,719 shares of stock as compensation for their service.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the period ended:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2014	387,101	$11.19	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(5,000)	10.10	(8,250)	9.90
Balance at June 30, 2014	382,101	$11.21	387,101	$11.19
Exercisable at June 30, 2014	382,101	$11.21	387,101	$11.19
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $9.62 at June 30, 2014 the options outstanding had an aggregate intrinsic value of $37 thousand. There have not been any stock options exercised during 2014.

Restricted Stock

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2014	50,000	$6.89	-	$-
Granted	-	-	50,000	6.89
Vested	(10,002)	6.91	-	-
Forfeited	(6,668)	6.85	-	-
Balance at June 30, 2014	33,330	$6.89	50,000	$6.89

Of the 20,000 shares of restricted stock that were issued during 2013 with vesting subject to meeting certain performance measures, those measures were not achieved, and thus 6,668 shares were forfeited during the first half of 2014. At June 30, 2014, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $201 thousand. This expense is expected to be recognized through 2016.

Restricted Stock Units

Restricted stock units are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each restricted stock unit that vests entitles the recipient to receive one share of common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares.

In the second quarter of 2014, 42,000 restricted stock units were granted, with 17,000 of the units subject to a three year vesting schedule with one third of the units vesting each year on the grant date anniversary. The remaining 25,000 awarded units also are subject to a three year vesting schedule, however they only vest if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s restricted stock units for the period indicated is presented in the following table:

	June 30, 2014
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at January 1, 2014	-	$-
Granted	42,000	11.30
Vested	-	-
Forfeited	-	-
Balance at June 30, 2014	42,000	$11.30

At June 30, 2014, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $435 thousand. This expense is expected to be recognized through 2017.

Note 8: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $119 thousand for the six months ended June 30, 2014 and $66 thousand for the six months ended June 30, 2013. The Company’s matching contributions vest immediately. The increase in the matching contributions for the Company was due to a large increase in the number of participants in the plan. With the growth in overall staff over the last year, the number of participants in the plan has increased from 51 participants at June 30, 2013 to 91 participants at June 30, 2014.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net income	$1,003	$997	$737	$514
Preferred dividends	(63)	(102)	(32)	(33)
Net income available to common shareholders (numerator)	$940	$895	$705	$481
BASIC
Basic average common shares outstanding (denominator)	4,051,388	4,016,162	4,056,174	3,992,120
Basic income per common share	$0.23	$0.22	$0.17	$0.12
DILUTED
Average common shares outstanding	4,051,388	4,016,162	4,056,174	3,992,120
Diluted effect of common stock equivalents	57,500	33,284	66,722	57,327
Diluted average common shares outstanding (denominator)	4,108,888	4,049,446	4,122,896	4,049,447
Diluted income per common share	$0.23	$0.22	$0.17	$0.12

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	474,971	512,927	474,971	512,927

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

Management believes that, as of June 30, 2014 and December 31, 2013 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$51,607	11.29%	$36,561	8.00%	$45,702	10.00%
Howard Bancorp	$52,254	11.33%	$36,885	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$48,554	10.62%	$18,281	4.00%	$27,421	6.00%
Howard Bancorp	$49,201	10.67%	$18,443	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$48,554	9.53%	$20,390	4.00%	$25,487	5.00%
Howard Bancorp	$49,201	9.65%	$20,389	4.00%	N/A
As of December 31, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,902	11.85%	$33,684	8.00%	$42,105	10.00%
Howard Bancorp	$50,700	12.05%	$33,668	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,396	11.26%	$16,842	4.00%	$25,263	6.00%
Howard Bancorp	$48,195	11.45%	$16,834	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,396	9.77%	$19,406	4.00%	$24,257	5.00%
Howard Bancorp	$48,195	9.93%	$19,414	4.00%	N/A

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale and loans held for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

June 30, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$15,999	$-	$15,999	$-
Mortgage-backed securities	131	-	131	-
Loans held for sale	28,851	-	28,851

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$28,521	$-	$28,521	$-
Mortgage-backed securities	167	-	167	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

June 30, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	315	-	-	315
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,842	-	-	2,842
Commercial loans and leases	1,610	-	-	1,610
Consumer	-	-	-	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	327	-	-	327
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,953	-	-	2,953
Commercial loans and leases	2,754	-	-	2,754
Consumer	-	-	-	-

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

Loans held for sale: Loans held for sale are carried at fair value. Based on outstanding investor commitments or, in absent of such commitments, based on current investor yield requirements on third party models.

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

	June 30, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$26,571	$26,571	$-	$26,571	$-
Investment securities	16,130	16,130	-	16,130	-
Nonmarketable equity securities	2,565	2,565	-	2,565	-
Loans held for sale	28,851	28,851	-	28,851	-
Loans and leases	433,336	434,133	-	-	434,133
Financial Liabilities
Deposits	422,335	421,524	-	-	421,524
Short-term borrowings	36,616	36,616	-	36,616	-
Long-term borrowings	23,500	23,492	-	23,492	-

	December 31, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$35,736	$35,736	$-	$35,736	$-
Investment securities	28,688	28,688	-	28,688	-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans held for sale	3,298	3,298	-	3,298	-
Loans and leases	401,369	401,652	-	-	401,652
Financial Liabilities
Deposits	388,949	389,220	-	-	389,220
Short-term borrowings	45,658	45,658	-	45,658	-
Long-term borrowings	16,000	16,008	-	16,008	-

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our consolidated financial condition. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

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

Total assets increased by over $33.6 million or 6.7% when comparing June 30, 2014 assets of $533.5 million to the $499.9 million at December 31, 2013. Total loans outstanding of $433.3 million at the end of June 2014, showed an increase of $29.5 million or 7.3% compared to total loans of $403.9 million on December 31, 2013. Total deposits grew by $33.4 million or 8.6% when comparing June 30, 2014 to December 31, 2013.

Net income was $1.0 million during the first half of both 2014 and 2013, and $.7 million and $.5 million, respectively, during the three months ended June 30, 2014 and 2013. Net interest income for the six months ended June 30, 2014 was $9.3 million versus $7.3 million for the first six months of 2013, an increase of approximately $2.0 million or 27.4%. Total noninterest income was $0.6 million for the first half of 2013, compared to $2.7 million for the same period in 2014. The first half 2014 noninterest income was primarily impacted by increased mortgage banking activities of $1.3 million. Total noninterest expenses increased by $4.0 million from $5.8 million for the six months ended June 30, 2013 to $9.8 million for the same period in 2014. Most of the increase in expenses was due to additional compensation costs as we continued to expand our staff.

During the first half of 2014, we have spent considerable financial and nonfinancial resources in putting together a highly professional team of mortgage bankers. To accommodate the mortgage banking initiative, we have leased additional office space in Annapolis, Maryland, and opened mortgage offices in Columbia, Maryland and in Timonium, Maryland. Over the twelve months from June 30, 2013 to June 30, 2014, we added three new branch locations in Towson, Maryland, Bel Air, Maryland, and Aberdeen, Maryland, in addition to opening a regional office in Towson. This dramatic increase of both customer service offices and the related staff additions geographically extends our market presence and our brand, and provides a platform for continued growth in size and revenues.

In the second quarter of 2014, the Bank executed an agreement to acquire approximately $17 million in additional loans and nearly $21 million in deposits via the purchase of a branch in the Havre de Grace area of Harford County, Maryland from NBRS Financial Bank, subject to regulatory approval.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2014 and December 31, 2013 balance sheets is presented below.

Assets

Total assets increased $33.6 million, or 6.7%, to $533.5 million at June 30, 2014 compared to $499.9 million at December 31, 2013. This asset growth was primarily due to $29.5 million growth in total loans, partially offset by decreases of $9.2 million in cash and cash equivalents and $12.6 million in investment securities. In addition, total assets were impacted by the increase in loans held for sale, which are directly attributable to the Bank’s newly created mortgage banking division. The asset growth was funded primarily from increases in customer deposits, which increased from $388.9 million at December 31, 2013 to $422.3 million at June 30, 2014, an increase of $33.4 million or 8.9%.

Securities Available for Sale

We currently hold both U.S. agency securities and mortgage backed securities in our securities portfolio, all of which are categorized as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At June 30, 2014 and December 31, 2013 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.6 million and $2.3 million, respectively. This investment is required for continued FHLB membership, and is based partially upon the amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

U.S. Government agencies	$15,998	$15,999	$28,522	$28,521
Mortgage-backed	123	131	157	167
	$16,121	$16,130	$28,679	$28,688

We had securities available for sale of $16.1 million and $28.7 million at June 30, 2014 and December 31, 2013, respectively, which were recorded at fair value. This represents a decrease of $12.6 million, or 43.8%, from the prior year end. The decrease in our securities portfolio resulted from scheduled maturities, and we used the funds received to partially fund the growth in loans and loans held for sale, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at June 30, 2014. We did not record any gains or losses on the sales or calls of securities or mortgage backed securities in either period presented.

With respect to our total portfolio of securities available for sale, we held no securities that had unrealized losses at June 30, 2014, and at December 31, 2013 held certain securities that had unrealized losses of less than $1 thousand. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations.

Loan and Lease Portfolio

Total loans and leases increased by $29.5 million or 7.3%, to $433.3 million at June 30, 2014 from $403.9 million at December 31, 2013. At June 30, 2014, total loans were 81.2% of total assets, up from 80.8% of total assets at December 31, 2013. As the economy in our market area has started to improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans. In addition, with the expansion of our mortgage banking activities, our portfolio of residential mortgages also reflected growth during the six month period.

The following table sets forth the composition of our loan portfolio at the dates indicated. We had loans held for sale of $28.9 million at June 30, 2014, and $3.3 million at December 31, 2013.

	June 30,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$62,349	14.4%	$50,884	12.6%
Residential - first lien	52,794	12.2	39,249	9.7
Residential - junior lien	9,362	2.2	8,266	2.0
Total residential real estate	62,156	14.3	47,515	11.7
Commercial - owner occupied	88,374	20.4	90,333	22.4
Commercial - non-owner occupied	111,101	25.6	113,559	28.1
Total commercial real estate	199,475	46.0	203,892	50.5
Total real estate loans	323,980	74.8	302,291	74.8
Commercial loans and leases	108,291	25.0	100,410	24.9
Consumer	1,065	0.2	1,174	0.3
Total loans	$433,336	100.0%	$403,875	100.0%

Deposits

Our deposits increased from $388.9 million at December 31, 2013 to $422.3 million at June 30, 2014, an increase of $33.4 million or 8.9%. The increase resulted primarily from increases of $16.5 million or 17.1% in money market accounts, $8.8 million or 5.6% in other certificates of deposit and $7.8 million or 8.7% in non-interest bearing accounts from December 31, 2013 to March 31, 2014. Every category of deposit experienced growth from the December 2013 levels, with the exception of savings that had a slight decline.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

(dollars in thousands)	June 30, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$97,540	23%	$89,759	23%
Interest-bearing checking	32,027	7	31,443	8
Money market accounts	112,872	27	96,365	25
Savings	12,169	3	12,496	3
Certificates of deposit $100,000 and over	120,746	29	110,516	29
Certificates of deposit under $100,000	46,981	11	48,370	12
Total deposits	$422,335	100%	$388,949	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $60.1 million at June 30, 2014 and $61.7 million at December 31, 2013. Short-term borrowings totaled $36.6 million at June 30, 2014 and $45.7 million at December 31, 2013. We had nine long-term FHLB advances outstanding totaling $23.5 million at June 30, 2014 compared to six FHLB advances outstanding totaling $16 million at December 31, 2013.

Shareholders’ Equity

Total shareholders’ equity increased by $1.0 million, or 2.1%, from $48.6 million at December 31, 2013 to $49.6 million at June 30, 2014. The increase in shareholders’ equity is primarily the result of the retention of the earnings for the first half of 2014.

Total shareholders’ equity at June 30, 2014 represents a capital to asset ratio of 9.3%, while the total shareholders’ equity at December 31, 2013 represents a capital to asset ratio of 9.7%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the six months ended June 30,
	2014			2013
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$98,433	$2,448	5.02%	$87,807	$2,105	4.83%
Commercial real estate	202,984	4,888	4.86	162,697	4,040	5.01
Construction and land	55,146	1,462	5.34	39,692	1,050	5.34
Residential real estate	54,487	1,170	4.33	38,029	835	4.43
Consumer	1,017	29	5.80	1,226	31	5.08
Total loans and leases	412,067	9,997	4.89	329,450	8,062	4.93
Loans held for sale	15,245	265	3.51	1,390	24	3.48
Federal funds sold	20,908	21	0.20	21,231	23	0.22
Securities: [2]
U.S Gov agencies	21,086	11	0.11	15,724	18	0.22
Mortgage-backed	150	3	4.54	294	7	4.58
Other investments	2,386	43	3.60	1,555	16	2.13
Total securities	23,622	57	0.49	17,573	41	0.47
Total earning assets	471,842	10,340	4.42	369,645	8,149	4.45
Cash and due from banks	5,311			4,702
Bank premises and equipment, net	11,251			9,460
Other assets	17,528			14,155
Less: allowance for credit losses	(2,696)			(2,886)
Total assets	$503,236			$395,076
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$31,857	$40	0.25%	$25,054	$35	0.28%
Money market	102,021	210	0.42	74,613	174	0.47
Savings	12,659	15	0.24	11,991	25	0.41
Time deposits $100,000 and over	70,543	412	1.18	55,438	332	1.21
Other time deposits	87,952	249	0.57	58,557	220	0.76
Total interest-bearing deposits	305,032	926	0.61	225,653	786	0.70
Short-term borrowings	36,602	56	0.31	22,501	57	0.51
Long-term borrowings	18,972	101	1.08	13,017	40	0.63
Total interest-bearing funds	360,606	1,083	0.61	261,171	883	0.68
Noninterest-bearing deposits	92,870			85,736
Other liabilities and accrued expenses	780			923
Total liabilities	454,256			347,830
Shareholders' equity	48,980			47,246
Total liabilities & shareholders' equity	$503,236			$395,076
Net interest rate spread [3]		$9,257	3.81%		$7,266	3.76%
Effect of noninterest-bearing funds			0.14			0.20
Net interest margin on earning assets [4]			3.96%			3.96%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the three months ended June 30,
	2014			2013
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$100,173	$1,274	5.10%	$90,683	$1,063	4.70%
Commercial real estate	202,813	2,463	4.87	165,843	2,059	4.98
Construction and land	58,240	786	5.42	41,687	563	5.41
Residential real estate	58,638	630	4.31	38,123	419	4.41
Consumer	1,058	15	5.84	1,220	15	5.06
Total loans and leases	420,922	5,168	4.92	337,556	4,119	4.89
Loans held for sale	22,733	195	3.44	903	10	4.44
Federal funds sold	15,857	7	0.18	21,231	12	0.23
Securities: [2]
U.S. Gov agencies	16,477	5	0.12	12,218	7	0.21
Mortgage-backed	141	2	4.51	271	3	4.47
Other investments	2,517	20	3.26	1,623	9	2.24
Total securities	19,135	27	0.56	14,112	19	0.53
Total earning assets	478,647	5,397	4.52	373,802	4,160	4.46
Cash and due from banks	5,503			4,832
Bank premises and equipment, net	11,438			9,406
Other assets	17,368			14,201
Less: allowance for credit losses	(2,804)			(2,955)
Total assets	$510,152			$399,286
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$32,277	$20	0.25%	$26,012	$18	0.28%
Money market	104,289	116	0.45	75,389	88	0.47
Savings	12,569	7	0.21	12,322	13	0.41
Time deposits $100,000 and over	72,055	220	1.22	54,560	169	1.24
Other time deposits	89,859	122	0.54	61,974	110	0.71
Total interest-bearing deposits	311,049	485	0.63	230,257	398	0.69
Short-term borrowings	34,068	25	0.29	21,407	27	0.51
Long-term borrowing	21,522	58	1.08	13,934	19	0.55
Total interest-bearing funds	366,639	568	0.62	265,598	444	0.67
Noninterest-bearing deposits	93,625			85,417
Other liabilities and accrued expenses	740			867
Total liabilities	461,004			351,882
Shareholders' equity	49,148			47,404
Total liabilities & shareholders' equity	$510,152			$399,286
Net interest rate spread [3]		$4,829	3.90%		$3,716	3.79%
Effect of noninterest-bearing funds			0.15			0.19
Net interest margin on earning assets [4]			4.05%			3.99%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the six months ended June 30,			For the three months ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$343	$159	$184	$211	$361	$(150)
Commercial real estate	848	(246)	1,094	404	(181)	585
Construction and land	412	4	408	223	0	223
Residential real estate	335	(38)	373	211	(39)	250
Consumer	(2)	9	(11)	0	10	(10)
Loans held for sale	241	0	241	185	(9)	194
Taxable securities	16	4	12	8	5	3
Federal funds sold	(2)	(4)	2	(5)	(12)	7
Total interest income	2,191	(112)	2,303	1,237	135	1,102

Interest paid on:
Savings deposits	(10)	(22)	12	(6)	(25)	19
Checking plus interest deposits	5	(7)	12	2	(7)	9
Money market accounts	36	(40)	76	28	(16)	44
Time deposit $100,000 and over	80	(16)	96	51	(11)	62
Other time deposits	29	(110)	139	12	(104)	116
Short-term borrowings	(1)	(45)	44	(2)	(46)	44
Long-term borrowing	61	59	2	39	74	(35)
Total interest expense	200	(181)	381	124	(135)	259
Net interest earned	$1,991	$69	$1,922	$1,113	$270	$843

(1)           Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2014 and June 30, 2013 is presented below.

General

Net income available to common shareholders increased $45 thousand, or 5.0%, to $940 thousand for the six months ended June 30, 2014 compared to $895 thousand for the six months ended June 30, 2013. This increase was primarily due to an increase in total revenues of $4.0 million or 51.0%, led by growth in net interest income and higher noninterest income from our mortgage banking activities, offset by an increase in noninterest expenses of $4.0 million or 69.7% given our recent investments in geographic expansion and the commencement of our mortgage operations.

Interest Income

Interest income increased $2.2 million, or 26.9%, to $10.3 million for the six months ended June 30, 2014 compared to $8.1 million for the same period in 2013. The increase was due to a $2.2 million or 26.9% increase in interest income on loans and leases, and included $265 thousand in interest on mortgage loans held for sale. The increase in interest income on loans was due to a nearly $83 million or 25.1% increase in the average balance of the loan portfolio during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. In addition to the growth in our portfolio of loans, an increase of $13.9 million in the average balance of loans held for sale drove a $241 thousand increase in interest income on loans held for sale. Interest income from our securities portfolio increased $16 thousand or 39.0% primarily as a result of a 34.4% increase in their average balances.

Interest Expense

Interest expense increased by $200 thousand, or 22.6%, to $1.1 million for the six months ended June 30, 2014, compared to $0.9 million for the same period in 2013. Even though we were able to grow average interest bearing sources of funds by $79.4 million or 35.2% for the first half of 2014 compared to the first half of 2013, total interest expense only rose 17.8% as the average rates paid on deposits decreased from .70% to .61% when comparing the two periods, primarily as a result of a continuing shift in the composition of our deposits towards lower cost deposit products including noninterest-bearing deposits, the average balance of which grew $7.1 million when comparing the six months ended June 30, 2014 to the same period of the prior year. In addition to the growth of deposits, the average balance of borrowings increased 55.2% which also increased overall interest expense.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.0 million, or 27.4%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. As noted above, the increase in net interest income was primarily due to an increase in interest income of $2.2 million, reduced by an increase of $200 thousand in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $501 thousand for the six months ended June 30, 2014 compared to $526 thousand for the same period in 2013, a decrease of $25 thousand. The provision for 2014 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $2.7 million for the six months ended June 30, 2014 compared to $0.6 million for the six months ended June 30, 2013, a $2.0 million increase. The largest increase was generated from mortgage banking activities. Realized and unrealized gains from these activities increased from $0.1 million in the first half of 2013 to 1.5 million in the first half of 2014, and included the effect of implementing the fair value method for mortgage loans held for sale which accelerated mortgage related revenues by $836 thousand. Fees generated from mortgage banking, included in other operating income, increased 100% for the first half of 2014 compared to the comparable prior year period, representing $376 thousand in revenues. Additionally, the approximately $3.0 million expansion of our BOLI program in generated an increase of $49 thousand in income from bank owned life insurance, to $186 thousand during the first six months of 2014 compared to $137 thousand during the first half of 2013. Service charges on deposit accounts, which consists of account activity fees and other traditional banking fees, increased 82.5% to $307 thousand for the six months ended June 30, 2014 from $168 thousand for the same period in 2013 due mostly to an increase in overdraft-related fees. Other operating income, besides fees generated from mortgage banking activities, consists mainly of certain loan fees and non-depository account fees. Noninterest income benefited in the first half of 2014 from loan fees of $31 thousand associated with letters of credit from two credit relationships. These fees for customer related services such as wire, merchant card and ATM increased $26 thousand during the six months ended June 30, 2014 compared to the same period of 2013 due to increases in these transactions.

Noninterest Expenses

Noninterest expenses increased $4.0 million or 69.7%, to $9.8 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013. This increase reflects the large investments in staff and infrastructure made during the first half of 2014 to build the mortgage banking platform, which is also evident in the additional revenues that were generated, from continuing branch expansion efforts, and increased marketing related to our business development initiatives. Compensation and employee benefits increased $2.3 million or 68.9% in the first six months of 2014 compared to the same period in 2013. Full time equivalent employees at June 30, 2014 increased nearly 50% from June 30, 2013 as the Bank has built its mortgage banking team, added branch and other sales staff, and also expanded support and compliance areas of the Bank. The increase in occupancy and equipment costs of $309 thousand or 41.3% reflects our adding three new branch locations, a regional office, and two additional mortgage offices since June 30, 2013. Our newly established mortgage banking group had an impact on nearly all areas of our noninterest expenses relating to both start-up and ongoing operating costs when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013. Marketing and business development expenses increased a total of $409 thousand, of which $223 thousand pertained to mortgage sales activities. Professional fees consists of legal, consulting and outside service providers, increased $182 thousand in total, $40 thousand relating to start-up mortgage banking legal matters, and the reminder due to ongoing banking related growth initiatives. Other operating expensed consists of loan related expenses (including credit reports, appraisals and collection costs), and a variety of general expenses such as phone and data lines, supplies and postage and courier services. Of the total $669 thousand increase in other operating expenses, $362 thousand corresponded to the development of the mortgage banking infrastructure and a 150% increase in loan related cost associated with the additional volume in processing mortgages requests.

Net Income Available to Common Shareholders

Net income available to common shareholders during the six months ended June 30, 2014 increased $45 thousand or 5.0% to $940 thousand compared to $895 thousand during the six months ended June 30, 2013. This reflects our ongoing growth initiatives that included expanding regional markets into Baltimore and Harford counties, and commencing our mortgage banking platform, which depressed earnings for the first quarter, versus the additional revenues that were generated in the second quarter as our mortgage banking operation continues to transition from the building stage into the full operating phase. Preferred stock dividends were lower during the 2014 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories in accordance with the terms of the program.

A comparison between the three months ended June 30, 2014 and June 30, 2013 is presented below.

General

Net income available to common shareholders increased $224 thousand, or 46.5%, to $705 thousand for the three months ended June 30, 2014 compared to $481 thousand for the three months ended June 30, 2013. This resulted in earnings per share increasing to $.17 for the second quarter 2014 compared to $.12 in the same period of 2013.

Interest Income

Interest income increased $1.2 million, or 29.8%, to $5.4 million for the three months ended June 30, 2014 compared to $4.2 million for the same period 2013. The increase was primarily due to a $1.2 million, or 30.0%, increase in interest income on loans. The increase in interest income on loans was due to a $83.3 million or 24.7% increase in the average balance of the loan portfolio compared to the three months ended June 30, 2013, slightly enhanced by a 3 basis point increase in the average yield. In addition to the portfolio loans, the $21.8 million increase in the average balance of loans held for sale quarter over quarter contributed to the increase in interest and fees on loans. In addition, interest and dividends on securities increased during the first quarter of 2014 compared to the same period last year as a result of a $5.0 million increase in the average balance of investment securities quarter over quarter. Partially offsetting these increases was a decline in interest income on federal funds sold, which decreased $5 thousand over the same period in 2013 as a result of a five basis point decrease in the average yield and a $5.3 million decrease in the average balance of federal funds sold quarter over quarter.

Interest Expense

Interest expense increased $124 thousand, or 27.8%, to $568 thousand for the three months ended June 30, 2014, compared to $444 thousand for the same period 2013, primarily as a result of increases in the average balance of both interest-bearing deposits and borrowing of $80.8 million and $20.2 million, respectively. The average rate paid on interest-bearing deposits decreased to 0.63% during the three months ended June 30, 2014 from 0.69% during the same period of 2013, partially offsetting the impact of the increase in the average balances

Net Interest Income

Net interest income increased $1.1 million, or 29.9%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As noted above, the increase in net interest income was due to an increase of $1.2 million in interest income coupled with only a $0.1 million increase in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $325 thousand for the three months ended June 30, 2014 compared to $165 thousand for the same period in 2013, an increase of $160 thousand. The provision for the second quarter of 2014 was primarily due to additional general provisions that were required given the continued growth in the size of our loan portfolio.

Noninterest Income

Noninterest income was $2.1 million for the three months ended June 30, 2014 compared to $0.3 million for the three months ended June 30, 2013, a $1.7 million or 553.4% increase. This increase was primarily due to the $1.3 million of income generated from the mortgage banking activities during the second quarter of 2014.

Noninterest Expenses

Noninterest expenses increased by $2.3 million or 75.5%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. As discussed above with respect to the six month period ended June 30, 2014, expanding regional markets and our mortgage banking platform were the greatest factors impacting the increase in noninterest expenses. Compensation and employee benefits increased $1.1 million or 64.9% quarter over quarter. Occupancy and equipment expenses increased $227 thousand or 63.2%, as a result of our increased locations as mentioned above. Additionally, as previously stated our mortgage banking initiative has had an impact on all other areas of noninterest expenses. Marketing and business development increased $280 thousand; professional cost increased $99 thousand; data process increased $48 thousand. Other noninterest expense increased nearly 100% to $1.9 million for the three months ended June 30, 2014 compared to $0.9 million for the same period of 2013.

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

(in thousands)	June 30, 2014	December 31, 2013
Non-accrual loans:
Real estate loans:
Residential - First Lien	$319	$331
Commercial	256	258
Commercial and leases	1,207	2,593
Total non-accrual loans	1,782	3,182
Troubled debt restructure loans:
Accruing troubled debt restructure loans	230	-
Total non-performing loans	2,012	3,182
Other real estate owned:
Land	595	595
Commercial	1,782	1,782
Total other real estate owned	2,377	2,377
Total non-performing assets	$4,389	$5,559
Ratios:
Non-performing loans to total gross loans	0.46%	0.79%
Non-performing assets to total assets	0.82%	1.11%

Included in total non-accrual loans at June 30, 2014are six trouble debt restructured loans totaling $0.8 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There was one commercial real estate credit totaling $159 thousand and one residential mortgage totaling $320 thousand that was 90 days or more past due and still accruing interest at June 30, 2014. At December 31, 2013 there one commercial real estate credit totaling $159 thousand and one commercial credit totaling $296 thousand 90 days or more past due and still accruing interest.

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

Nonperforming assets amounted to $4.4 million, or 0.82% of total assets, at June 30, 2014 compared to $5.6 million or 1.11% of total assets at December 31, 2013. Total nonperforming assets have decreased by $1.2 million during 2014, with OREO remaining unchanged as there were no new properties added, no current properties sold and no additional valuation adjustments required on current assets. The decrease in non-accrual loans was impacted by the reductions in the balances of several non-accrual loans as principal payments were received from the borrowers and also as funds were received from the Small Business Administration (the “SBA”) for claims made under their guarantees.

The composition of our nonperforming loans at June 30, 2014 is further described below:

•	Six commercial loans to a local business totaling $0.80 million. Most of these loans have an SBA guarantee, and reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Eleven small commercial loans totaling approximately $0.26 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated.
•	One commercial real estate loan for $0.27 million, which is guaranteed by a local business and is also secured by the assets of the business. A specific reserve has been established and based upon current valuations, no further losses are anticipated.
•	Two commercial loans to one customer totaling $0.13 million, both of which carries an SBA guarantee. A settlement offer has been negotiated, and no further losses are anticipated.
•	One residential mortgage for $0.32 million. A specific reserve has been established and based upon current valuations, no further losses are anticipated.

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

At June 30, 2014 and December 31, 2013, impaired loans amounted to $5.1 million and $6.3 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.1 million and $1.3 million, respectively. The amount of impaired loans with no specific valuation allowance totaled $4.0 million and $5.0 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of year	$2,506	$2,764	$2,700	$2,980
Charge-offs:
Real estate
Residential first lien loans	-	(183)	-	-
Commercial loans and leases	-	(202)	-	(202)
	-	(385)	-	(202)
Recoveries:
Real estate
Commercial non-owner occupied loans	4	30	-	-
Commercial loans and leases	42	16	28	8
	46	46	28	8

Net recoveries (charge-offs)	46	(339)	28	(194)

Provision for credit losses	501	526	325	165

Balance at end of period	$3,053	$2,951	$3,053	$2,951

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

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$159	14.4%	$122	12.6%
Residential first lien loans	196	12.2	200	9.7
Residential junior lien loans	17	2.2	34	2.0
Commercial owner occupied loans	138	20.4	131	22.4
Commercial non-owner occupied loans	661	25.6	541	28.1
Commercial loans and leases	1,871	25.0	1,464	24.9
Consumer loans	11	0.2	14	0.3
Total	$3,053	100.0%	$2,506	100.0%

(1)           Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2014 and December 31, 2013. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected mortgage origination activities;
3)	Expected deposit flows and borrowing maturities;
4)	Yields available on interest-earning deposits and securities; and
5)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014 and December 31, 2013, cash and cash equivalents totaled $26.6 million and $35.7 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2014 and December 31, 2013, we had $105.1 million and $75.8 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $59.4 million and $34.5 million at June 30, 2014 and December 31, 2013, respectively, and $45.6 million and $41.3 million in unused lines of credit to borrowers at June 30, 2014 and December 31, 2013, respectively. A large portion of the increase in the commitments to originate loans was derived from commitments for residential mortgage loans, now that our mortgage banking group is fully operational. In addition to commitments to originate loans and unused lines of credit we had $10.5 million and $9.8 million in letters of credit at June 30, 2014 and December 31, 2013, respectively. Certificates of deposit due within one year of June 30, 2014 totaled $103.1 million, or 24.4% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the six months ended June 30, 2014 cash was utilized to increase our portfolio of loans by $29.6 million and our loans held for sale portfolio by $25.6 million. For the six month period ended June 30, 2013, these amounts were $29.8 million and $0.01 million, respectively. During the first half of 2014 we purchased $6.0 million in additional securities and we received $18.6 million from security maturities; by comparison during the six months ended June 30, 2013 we purchase $19.0 million in additional securities while receiving $30.6 million from security maturities. Total cash used to fund our activities totaled $9.1 million and $12.6 million for the six months ended June 30, 2014 and 2013, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $33.5 million during the six months ended June 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $47 million at June 30, 2014 compared to $40 million at December 31, 2013. At June 30, 2014, we had the ability to borrow up to a total of $101.5 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014 and December 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013

Unfunded loan commitments	$59,419	$34,464
Unused lines of credit	45,634	41,326
Letters of credit	10,531	9,676

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.     Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of June 30, 2014. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. During the third quarter of 2014 we provided $8.5 million of the proceeds to the Bank to increase its capital levels in order to support the Bank’s continued growth.

Item 3.     Defaults upon Senior Securities

 None

Item 4.     Mine Safety Disclosures

 Not applicable

Item 5.     Other Information

None

Item 6.      Exhibits

10.26	Branch Purchase and Assumption Agreement between NBRS Financial Bank and Howard Bank dated April 24, 2014 (incorporated by reference to Exhibit 10.26 of Bancorp’s Current Report on Form 8-K filed with the SEC on April 29, 2014)

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Extensible Business Reporting Language (“XBRL”) – filed herewith

101.INS	XBRL Instance File

101.SCH	XBRL Schema File

101.CAL	XBRL Calculation File

101.DEF	XBRL Definition File

101.LAB	XBRL Label File

101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

August 12, 2014	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 12, 2014	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

