Form 10-Q
period 2014-09-30
Howard Bancorp Inc
filed 2014-11-13
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of common stock outstanding as of October 31, 2014.

Common Stock, $0.01 par value – 4,140,189 shares

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

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands)	2014	2013
ASSETS
Cash and due from banks	$17,361	$23,282
Federal funds sold	310	12,454
Total cash and cash equivalents	17,671	35,736
Securities available-for-sale, at fair value	27,112	28,688
Nonmarketable equity securities	2,700	2,282
Loans held for sale, at fair value	38,669	3,298
Loans and leases, net of unearned income	461,232	403,875
Allowance for credit losses	(3,018)	(2,506)
Net loans and leases	458,214	401,369
Bank premises and equipment, net	11,521	10,842
Core deposit intangible	798	342
Bank owned life insurance	11,563	11,282
Other real estate owned	2,472	2,377
Deferred income taxes	1,018	1,125
Interest receivable and other assets	2,630	2,577
Total assets	$574,368	$499,918
LIABILITIES
Noninterest-bearing deposits	$106,237	$89,759
Interest-bearing deposits	345,673	299,190
Total deposits	451,910	388,949
Short-term borrowings	51,956	45,658
Long-term borrowings	19,000	16,000
Accrued expenses and other liabilities	1,123	687
Total liabilities	523,989	451,294
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at September 30, 2014 and December 31, 2013, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,140,189 shares at September 30, 2014 and 4,095,650 December 31, 2013	41	41
Capital surplus	38,217	37,607
Accumulated deficit	(445)	(1,590)
Accumulated other comprehensive income	4	4
Total shareholders’ equity	50,379	48,624
Total liabilities and shareholders’equity	$574,368	$499,918

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$16,038	$12,713	$5,776	$4,627
Interest and dividends on securities	86	57	28	16
Other interest income	30	35	9	12
Total interest income	16,154	12,805	5,813	4,655

INTEREST EXPENSE
Deposits	1,485	1,208	560	422
Short-term borrowings	84	83	28	26
Long-term borrowings	162	90	60	49
Total interest expense	1,731	1,381	648	497

NET INTEREST INCOME	14,423	11,424	5,165	4,158
Provision for credit losses	2,570	666	2,068	140
Net interest income after provision for credit losses	11,853	10,758	3,097	4,018

NONINTEREST INCOME
Service charges on deposit accounts	425	275	118	106
Realized and unrealized gains on mortgage banking activity	2,864	195	1,388	35
Loss on the sale of other real estate owned	-	(37)	-	-
Income from bank owned life insurance	281	210	95	72
Other operating income	1,287	319	574	106
Total noninterest income	4,857	962	2,175	319

NONINTEREST EXPENSE
Compensation and benefits	8,456	5,260	2,790	1,905
Occupancy and equipment	1,545	1,154	489	406
Amortization of core deposit intangible	58	14	17	14
Marketing and business development	1,120	464	400	153
Professional fees	869	634	298	246
Data processing fees	488	387	174	148
FDIC Assessment	301	242	101	87
Provision for other real estate owned	-	347	-	347
Other operating expense	1,966	1,006	692	401
Total noninterest expense	14,803	9,508	4,961	3,707

INCOME BEFORE INCOME TAXES	1,907	2,212	311	630
Income tax expense	668	808	75	223
NET INCOME	1,239	1,404	236	407
Preferred stock dividends	94	134	31	31
Net income available to common shareholders	$1,145	$1,270	$205	$376
NET INCOME PER COMMON SHARE
Basic	$0.28	$0.31	$0.05	$0.09
Diluted	$0.28	$0.31	$0.05	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Nine months ended
	September 30,
(in thousands)	2014	2013
(Unaudited)
Net Income	$1,239	$1,404
Other comprehensive income
Investments available-for-sale:
Unrealized holding losses	(1)	(21)
Related income tax benefit	1	9
Comprehensive income	$1,239	$1,392

	Three months ended
	September 30,
(in thousands)	2014	2013
(Unaudited)
Net Income	$236	$407
Other comprehensive income
Investments available-for-sale:
Unrealized holding losses	(2)	(1)
Related income tax benefit	1	-
Comprehensive income	$235	$406

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Accumulated	comprehensive
(dollars in thousands, except per share data)	stock	shares	stock	Surplus	deficit	gain/loss	Total
(Unaudited)
Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Net income	-	-	-	-	1,404	-	1,404
Net unrealized loss on securities	-	-	-	-	-	(12)	(12)
Dividends paid on preferred stock	-	-	-	-	(134)	-	(134)
Stock based compensation	-	-	-	57	-	-	57
Balances at September 30, 2013	$12,562	4,040,471	$40	$37,541	$(2,116)	$9	$48,036

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624
Net income	-	-	-	-	1,239	-	1,239
Net unrealized gains on securities	-	-	-	-	-		-
Dividends paid on preferred stock	-	-	-	-	(94)	-	(94)
Forfeited restricted shares	-	(6,668)	-	(34)	-	-	(34)
Stock based compensation	-	-	-	133	-	-	133
Issuance of common stock:
Exercise of warrants	-	47,068	-	470			470
Stock awards	-	4,139	-	41	-	-	41
Balances at September 30, 2014	$12,562	4,140,189	$41	$38,217	$(445)	$4	$50,379

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,239	$1,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,570	666
Deferred income taxes (benefit)	108	(289)
Provision for other real estate owned	-	347
Depreciation	537	441
Stock-based compensation	141	57
Net accretion of investment securities	-	16
Net amortization of intangible asset	58	14
Loans originated for sale	(201,462)	(9,827)
Proceeds from sales of loans	168,956	10,856
Realized and unrealized gains on mortgage banking activity	(2,864)	(195)
Loss on sales of other real estate owned, net	-	37
Cash surrender value of BOLI	(281)	(210)
Decrease in interest receivable	(148)	(16)
Increase in interest payable	53	36
Increase in other assets	(186)	(477)
Increase (Decrease) in other liabilities	372	(86)
Net cash (used in) provided by operating activities	(30,907)	2,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(31,997)	(34,997)
Proceeds from maturities of investment securities available-for-sale	33,571	40,631
Net increase in loans and leases outstanding	(43,604)	(42,389)
Purchase of bank owned life insurance	-	(8,000)
Proceeds from the sale of other real estate owned	-	141
Purchase of premises and equipment	(1,213)	(416)
Branch acquisition (net of cash received)	2,096	(3,195)
Net cash used in investing activities	(41,147)	(48,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	16,477	(4,685)
Net increase in interest-bearing deposits	27,837	14,376
Net increase in short-term borrowings	6,299	12,947
Proceeds from issuance of long-term debt	5,000	14,000
Repayment of long-term debt	(2,000)	(8,000)
Net proceeds from exercise of warrants	470	-
Cash dividends on preferred stock	(94)	(134)
Net cash provided by financing activities	53,989	28,504

Net decrease in cash and cash equivalents	(18,065)	(16,947)
Cash and cash equivalents at beginning of period	35,736	36,361
Cash and cash equivalents at end of period	$17,671	$19,414

SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,678	$848
Cash payments for income taxes	370	707
Transferred from loans to other real estate owned	95	-

BRANCH PURCHASE
Tangible assets acquired (net of cash received)	$16,328	$38,159
Identifiable intangible assets acquired	513	376
Liabilities assumed	18,826	35,340

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of Bank common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has four subsidiaries, three of which hold foreclosed real estate and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements included herein are unaudited; however in the opinion of management, present a fair representation of the Company’s financial condition, results of operations, and cash flows for the periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The balances as of December 31, 2013 have been derived from audited financial statements. Other than the application of the fair value option to loans held for sale there have been no significant changes to the Company’s accounting policies as disclosed in Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year or any other period.

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

Loans Held for Sale

During the quarter ended September 30, 2014 the Company elected to apply the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10 “Recognition and Measurement of Financial Assets and Financial Liabilities” to loans held for sale. As such, mortgage loans originated and intended for sale into the secondary market are carried at fair value. Fair value is determined based on outstanding investor commitments, and in the absence of such commitments, on current investor yield requirements or third party pricing models. This election was made in order to better align the timing and recognition of the revenues generated with the related costs associated with mortgage loans originated with the intent to sell at the measurement date. Prior to this election, loans were originated and recorded at cost as of the measurement date, and related gains or losses were not recorded until the loan was sold. The effect of implementing the fair value for mortgage loans held for sale during the second quarter accelerated mortgage related revenues by $836 thousand through September 30, 2014.

The Company sells its mortgage loans to third party investors servicing released. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third party investors to pledge or exchange the mortgage loans. The Company does not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company. Unrealized and realized gains on loan sales are determined using the specific identification method and are recognized through mortgage banking activity in the Consolidated Statement of Operations.

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

New Accounting Pronouncements

ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance states an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on its financial position or results of operations.

ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements; require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this Update require two new disclosures for certain transactions. First to disclose information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. Secondly to disclose information about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The amendments of ASU 2014-11 are effective for interim and annual periods beginning after December 15, 2014. The Company will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2014.

Note 2: Investment Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$22,998	$1	$-	$22,999	$28,522	$1	$2	$28,521
Treasuries	3,999	-	-	3,999	-	-	-	-
Mortgage-backed	108	6	-	114	157	10	-	167
	$27,105	$7	$-	$27,112	$28,679	$11	$2	$28,688

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either September 30, 2014 or December 31, 2013. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013 are presented below:

December 31, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,994	$2	$-	$-	$15,994	$2
Mortgage-backed	-	-	-	-	-	-
	$15,994	$2	$-	$-	$15,994	$2

As of September 30, 2014, there were no gross unrealized losses.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	September 30, 2014		December 31, 2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$26,998	$26,999	$28,522	$28,521
After one through five years	22	23	51	54
After five through ten years	85	90	106	113
After ten years	-	-	-	-
	$27,105	$27,112	$28,679	$28,688

There were no sales of investment securities during the nine months ended September 30, 2014 or in 2013. At September 30, 2014 and December 31, 2013, $19.7 million and $20.7 million fair value of securities, respectively, were pledged as collateral for repurchase agreements. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of shareholders’ equity at either September 30, 2014 or December 31, 2013.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2014 and December 31, 2013 are presented in the following table:

	September 30,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$62,649	13.6%	$50,884	12.6%
Residential - first lien	61,560	13.3	39,249	9.7
Residential - junior lien	11,881	2.6	8,266	2.0
Total residential real estate	73,441	15.9	47,515	11.7
Commercial - owner occupied	94,517	20.5	90,333	22.4
Commercial - non-owner occupied	116,820	25.3	113,559	28.1
Total commercial real estate	211,337	45.8	203,892	50.5
Total real estate loans	347,427	75.3	302,291	74.8
Commercial loans and leases	112,357	24.4	100,410	24.9
Consumer	1,448	0.3	1,174	0.3
Total loans	$461,232	100.0%	$403,875	100.0%

There were $38.7 million and $3.3 million in loans held for sale at September 30, 2014 and at December 31, 2013, respectively.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the nine months and three months ended September 30, 2014 and September 30, 2013:

	September 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	(2,115)	-	(2,115)
Recoveries	-	-	-	-	4	53	-	57
Provision for credit losses	(13)	5	(11)	195	4	2,393	(3)	2,570
Ending balance	$109	$205	$23	$326	$549	$1,795	$11	$3,018

Three months ended
Beginning balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053
Charge-offs	-	-	-	-	-	(2,115)	-	(2,115)
Recoveries	-	-	-	-	-	12	-	12
Provision for credit losses	(50)	9	6	188	(112)	2,027	-	2,068
Ending balance	$109	$205	$23	$326	$549	$1,795	$11	$3,018

Ending balance:
individually evaluated for impairment	-	-	-	-	-	72	-	72
collectively evaluated for impairment	109	205	23	326	549	1,723	11	2,946
Loans:
Ending balance	62,649	61,560	11,881	94,517	116,820	112,357	1,448	461,232
Ending balance:
individually evaluated for impairment	810	314	-	-	2,702	1,649	-	5,475
collectively evaluated for impairment	61,839	61,246	11,881	94,517	114,118	110,708	1,448	455,757

	September 30, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	(2)	(202)	-	(387)
Recoveries	-	-	-	-	30	72	-	102
Provision for credit losses	(20)	138	-	(70)	241	393	(16)	666
Ending balance	$107	$159	$22	$580	$774	$1,490	$13	$3,145

Three months ended
Beginning balance	$122	$133	$22	$663	$502	$1,482	$27	$2,951
Charge-offs	-	-	-	-	(2)	-	-	(2)
Recoveries	-	-	-	-	-	56	-	56
Provision for credit losses	(15)	26	-	(83)	274	(48)	(14)	140
Ending balance	$107	$159	$22	$580	$774	$1,490	$13	$3,145

Ending balance:
individually evaluated for impairment	-	-	-	-	373	715	-	1,088
collectively evaluated for impairment	107	159	22	580	401	775	13	2,057
Loans:
Ending balance	49,390	36,149	8,244	89,008	116,306	101,463	948	401,508
Ending balance:
individually evaluated for impairment	-	-	-	-	3,098	3,403	-	6,501
collectively evaluated for impairment	49,390	36,149	8,244	89,008	113,208	98,060	948	395,007

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$61,839	$61,246	$11,881	$94,517	$114,118	$110,709	$1,448	$455,758
Special mention	-	-	-	-	-	-	-	-
Substandard	810	314	-	-	2,702	1,648	-	5,474
Doubtful	-	-	-	-	-	-	-	-
Total	$62,649	$61,560	$11,881	$94,517	$116,820	$112,357	$1,448	$461,232

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$50,884	$38,918	$8,266	$90,333	$113,301	$97,817	$1,174	$400,693
Special mention	-	-	-	-	-	-	-	-
Substandard	-	331	-	-	258	2,593	-	3,182
Doubtful	-	-	-	-	-	-	-	-
Total	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

•	Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified special mention, substandard, doubtful or loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	September 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$61,505	$60,928	$11,827	$94,517	$116,670	$111,165	$1,448	$458,060
Accruing loans past due:
31-59 days past due	-	-	54	-	-	120	-	174
60-89 days past due	334	318	-	-	-	-	-	652
Greater than 90 days past due	-	-	-	-	150	-	-	150
Total past due	334	318	54	-	150	120	-	976

Non-accrual loans	810	314	-	-	-	1,072	-	2,196

Total loans	$62,649	$61,560	$11,881	$94,517	$116,820	$112,357	$1,448	$461,232

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$50,884	$38,025	$8,266	$90,333	$113,142	$97,127	$1,174	$398,951
Accruing loans past due:
31-59 days past due	-	570	-	-	-	150	-	720
60-89 days past due	-	323	-	-	-	244	-	567
Greater than 90 days past due	-	-	-	-	159	296	-	455
Total past due	-	893	-	-	159	690	-	1,742

Non-accrual loans	-	331	-	-	258	2,593	-	3,182

Total loans	$50,884	$39,249	$8,266	$90,333	$113,559	$100,410	$1,174	$403,875

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $2.3 million or .51% of total loans outstanding as of September 30, 2014, which represents a decrease from $3.6 million as of December 31, 2013.

The impaired loans at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$810	$314	$-	$-	$2,702	$1,649	$-	$5,475
With an allowance recorded	-	-	-	-	-	188	-	188
With no related allowance recorded	810	314	-	-	2,702	1,461	-	5,287

Related allowance	-	-	-	-	-	72	-	72

Unpaid principal	1,316	314	-	-	2,701	1,703	-	6,034

Nine months ended
Average balance of impaired loans	760	329	-	-	2,717	2,454	-	6,260
Interest income recognized	24	13	-	-	149	105	-	291
Three months ended
Average balance of impaired loans	810	328	-	-	2,706	2,416	-	6,260
Interest income recognized	24	4	-	-	50	22	-	100

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$-	$331	$-	$-	$2,984	$2,975	$-	$6,290
With an allowance recorded	-	331	-	-	258	677	-	1,266
With no related allowance recorded	-	-	-	-	2,726	2,298	-	5,024

Related allowance	-	4	-	-	31	224	-	259

Unpaid principal	-	331	-	-	2,984	2,978	-	6,293

Average balance of impaired loans	-	333	-	-	2,994	3,706	-	7,033
Interest income recognized	-	15	-	-	208	120	-	343

Nonaccrual loans included in impaired loans totaled $2.2 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively. Interest income that would have been recorded if nonaccrual loans had been current and in accordance with their original terms was $104 thousand for the first nine months of 2014.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2014 and 2013 there were no additional valuation allowances recorded as the current appraised value was sufficient to cover the recorded OREO amount. There were no new loans transferred to OREO during the nine months ended September 30, 2013 and one new loan was transferred to OREO during the nine months ended September 30, 2014.

For the first nine months of 2014, the Company did not sell any properties held as OREO and for the first nine months of 2013 sold one property totaling $178 thousand.

The trouble debt restructured loans (“TDRs”) at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$758	1	$228	$986
Residential first liens	1	314	-	-	314
	7	$1,072	1	$228	$1,300

	December 31, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial loans	6	$861	-	$-	$861

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	September 30, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Forberance	$758	$-	$758
Extension or other modification	-	228	228
Total commercial	758	228	986
Residential first liens
Extension or other modification	314	-	314
Total residential first liens	314	-	314
Total trouble debt restructure loans	$1,072	$228	$1,300

	December 31, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Forberance	$861	$-	$861
Total commercial	$861	$-	$861

There were two new loans restructured in the first nine months of 2014.

Note 5: Derivative Financial Instruments

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. Interest rate lock commitments are recorded at fair value in accordance with ASC 815 “Derivatives and Hedging” and are recorded in other assets on the consolidated balance sheet. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.

At September 30, 2014 the Bank had derivative financial instruments resulting from the issuance of $14.3 million in interest rate lock commitments. The net fair value of these derivative instruments at September 30, 2014 was $131 thousand included in other assets. There were no derivative instruments in 2013.

Note 6: Intangibles

The gross carrying amount and accumulated amortization of intangible assets is as follows:

	September 30, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$889	$91	$798	8.26

Estimated future amortizing expense for amortization intangibles within the years ending December 31, are as follows:

(in thousands)
2014	$45
2015	170
2016	130
2017	101
2018	81
Thereafter	271
Total amortizing intangible assets	$798

With the acquisition of a branch location in Havre de Grace, Maryland, in the third quarter of 2014, the Company added an additional $513 thousand in core deposit intangibles in addition to the amount previously reported.

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	September 30, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$106,237	24%	$89,759	23%
Interest-bearing checking	34,897	7	31,443	8
Money market accounts	121,144	27	96,365	25
Savings	13,177	3	12,496	3
Certificates of deposit $100,000 and over	121,970	27	110,516	29
Certificates of deposit under $100,000	54,485	12	48,370	12
Total deposits	$451,910	100%	$388,949	100%

Note 8: Stock Options, Awards and Warrants

The Company initially raised $4,775,000 of capital by selling to its founders investment units consisting of one share of common stock and a fully detachable warrant equal to .25 shares of common stock per unit. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants were immediately exercisable upon issuance and expired ten (10) years from the date of issuance, which was in August 2014. The following table summarizes the warrant activity and related information for the periods ended:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2014	119,376	$10.00	119,376	$10.00
Granted	-	-	-	-
Exercised	(47,068)	10.00	-	-
Forfeited	(72,308)	10.00	-	-
Balance at September 30, 2014	-	$-	119,376	$10.00
Exercisable at September 30, 2014	-	$-	119,376	$10.00

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2014 directors earned 3,817 shares of stock as compensation for their service.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1, 2014	387,101	$11.19	395,351	$11.16
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(118,310)	10.02	(8,250)	9.90
Balance at September 30, 2014	268,791	$11.71	387,101	$11.19
Exercisable at September 30, 2014	268,791	$11.71	387,101	$11.19
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $10.35 at September 30, 2014 the options outstanding had an aggregate intrinsic value of $65 thousand. There have not been any stock options exercised during 2014.

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

A summary of the activity for the Company’s restricted stock for the periods indicated is presented in the following table:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2014	50,000	$6.89	-	$-
Granted	-	-	50,000	6.89
Vested	(10,002)	6.91	-	-
Forfeited	(6,668)	6.85	-	-
Balance at September 30, 2014	33,330	$6.89	50,000	$6.89

Of the 20,000 shares of restricted stock that were issued during 2013 with vesting subject to meeting certain performance measures, those measures were not achieved, and thus 6,668 shares were forfeited during the first nine months of 2014. At September 30, 2014, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $149 thousand. This expense is expected to be recognized through 2016.

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

During the second and third quarters of 2014, 44,500 restricted stock units were granted, with 19,500 of the units subject to a three year vesting schedule with one third of the units vesting each year on the grant date anniversary. The remaining 25,000 awarded units also are subject to a three year vesting schedule, however they only vest if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s restricted stock units for the periods indicated is presented in the following table:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1, 2014	-	$-	-	$-
Granted	44,500	11.21	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Balance at September 30, 2014	44,500	$11.21	-	$-

At September 30, 2014, based on restricted stock unit awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock unit awards was $431 thousand. This expense is expected to be recognized through 2017.

Note 9: Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $204 thousand for the nine months ended September 30, 2014 and $103 thousand for the nine months ended September 30, 2013. The Company’s matching contributions vest immediately. The increase in the matching contributions for the Company was due to a large increase in the number of participants in the plan. With the growth in overall staff over the last year, the number of participants in the plan has increased from 60 participants at September 30, 2013 to 95 participants at September 30, 2014.

Note 10: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Net income	$1,239	$1,404	$236	$407
Preferred dividends	(94)	(134)	(31)	(31)
Net income available to common shareholders (numerator)	$1,145	$1,270	$205	$376
BASIC
Basic average common shares outstanding (denominator)	4,061,598	4,040,105	4,081,685	4,040,471
Basic income per common share	$0.28	$0.31	$0.05	$0.09
DILUTED
Average common shares outstanding	4,061,598	4,040,105	4,081,685	4,040,471
Diluted effect of common stock equivalents	75,865	34,338	91,916	51,371
Diluted average common shares outstanding (denominator)	4,137,463	4,074,443	4,173,601	4,091,842
Diluted income per common share	$0.28	$0.31	$0.05	$0.09

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	209,347	486,422	209,347	486,422

The decrease in the anti-dilutive common stock equivalents noted above resulted from the forfeiture of stock options and warrants that expired during the third quarter of 2014.

Note 11: Risk-Based Capital

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

Management believes that, as of September 30, 2014 and December 31, 2013 the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$52,135	10.62%	$39,289	8.00%	$49,112	10.00%
Howard Bancorp	$52,395	10.69%	$39,206	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$49,117	10.00%	$19,645	4.00%	$29,467	6.00%
Howard Bancorp	$49,377	10.08%	$19,603	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$49,117	9.05%	$21,719	4.00%	$27,149	5.00%
Howard Bancorp	$49,377	9.09%	$21,739	4.00%	N/A
As of December 31, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,902	11.85%	$33,684	8.00%	$42,105	10.00%
Howard Bancorp	$50,700	12.05%	$33,668	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,396	11.26%	$16,842	4.00%	$25,263	6.00%
Howard Bancorp	$48,195	11.45%	$16,834	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,396	9.77%	$19,406	4.00%	$24,257	5.00%
Howard Bancorp	$48,195	9.93%	$19,414	4.00%	N/A

The Bank is currently prohibited from paying dividends without the prior approval of the Commissioner.

Note 12: Preferred Stock

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

Note 13: Fair Value

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

The market value of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. These are generally classified within Level 1 or Level 2 of the fair value hierarchy. in accordance with ASC 815 “Derivatives and Hedging”.

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

September 30, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$22,999	$-	$22,999	$-
U.S. Goverment treasuries	3,999	-	3,999	-
Mortgage-backed securities	114	-	114	-
Loans held for sale	38,669	-	38,669	-
Rate lock commitments	131	-	131	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$28,521	$-	$28,521	$-
Mortgage-backed securities	167	-	167	-

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

September 30, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	810	-	-	810
Residential - first lien	314	-	-	314
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,702	-	-	2,702
Commercial loans and leases	1,461	-	-	1,461
Consumer	-	-	-	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	327	-	-	327
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,953	-	-	2,953
Commercial loans and leases	2,754	-	-	2,754
Consumer	-	-	-	-

Loan impairment is measured using the present value of expected cash flows, the loan’s observable market price or the fair value of the collateral (less selling costs) if the loans are collateral dependent. The value of business equipment, inventory and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Valuation techniques are consistent with those techniques applied in prior periods.

Other real estate owned (“OREO”) is adjusted to fair value upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value. The estimated fair value for other real estate owned included in Level 3 is determined by independent market based appraisals and other available market information, less cost to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to initial recognition, the Company records the OREO as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.

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

Derivative financial instruments: The market value of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded

Loans: For variable rate loans the carrying amount approximates the fair value. For fixed rate loans the fair value is calculated by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The estimated cash flows do not anticipate prepayments.

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

	September 30, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$17,671	$17,671	$-	$17,671	$-
Investment securities	27,112	27,112	-	27,112	-
Nonmarketable equity securities	2,700	2,700	-	2,700	-
Loans held for sale	38,669	38,669	-	38,669	-
Rate lock commitments	131	131	-	131	-
Loans and leases	458,214	459,445	-	-	459,445
Financial Liabilities
Deposits	451,910	452,668	-	-	452,668
Short-term borrowings	51,956	51,956	-	51,956	-
Long-term borrowings	19,000	18,992	-	18,992	-

	December 31, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Cash and cash equivalents	$35,736	$35,736	$-	$35,736	$-
Investment securities	28,688	28,688	-	28,688	-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans held for sale	3,298	3,298	-	3,298	-
Loans and leases	401,369	401,652	-	-	401,652
Financial Liabilities
Deposits	388,949	389,220	-	-	389,220
Short-term borrowings	45,658	45,658	-	45,658	-
Long-term borrowings	16,000	16,008	-	16,008	-

Note 14: Acquisition

On August 28, 2014, the Bank purchased a branch from NBRS Financial Bank (“NBRS”) its branch located at 800 Revolution Street, Havre de Grace, MD 21078. Pursuant to the transaction, the Bank acquired $16.1 million in loans and $18.8 million in deposits from NBRS, as well as the branch furniture and equipment at their book value. In connection with its purchase of the branch from NBRS, the Bank received a cash payment from NBRS of $1.98 million, which was net of a premium of approximately $384,000.

Note 15: Subsequent Event

On October 17, 2014, the Bank assumed all of the deposits and acquired essentially all of the assets of NBRS from the Federal Deposit Insurance Corporation (the “FDIC”), as receiver for NBRS, pursuant to the terms of the Purchase and Assumption Agreement, dated as of October 17, 2014, by and among the FDIC, Receiver of NBRS, the FDIC and the Bank (the “Agreement”).

The Bank acquired approximately $143.4 million in book value of deposits as well as approximately $145.9 million in book value of assets, consisting primarily of $100.5 million in book value of loans and $34.6 million in book value of marketable securities. The FDIC will retain the other real estate owned and other remaining assets for later disposition. The Bank paid a premium of 1.19% to assume all of the deposits of NBRS. These amounts are based on information currently available to the Company and are subject to change as additional information relative to fair values as of October 17, 2014 becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. The FDIC estimates that the cost to the Deposit Insurance Fund (DIF) will be $24.3 million, as this transaction was not subject to any loss share agreement.

The Bank also acquired two bank premises from NBRS including one branch and one former (now vacant) branch, and is operating an additional five former NBRS branches; while the Bank did not commit to assume the leases on these branches it has the option to do so under the Agreement. The Bank did not acquire any of NBRS’ other real estate owned. In addition, no assets were acquired or liabilities assumed from NBRS’ parent entity.

The Bank has entered into an agreement with a third party to sell an aggregate of approximately $18.4 million in book value of certain non-performing and other loans acquired from NBRS within 30 days from October 17, 2014. Assuming such sale is consummated, the Bank would retain approximately $2.0 million in book value of non-performing loans acquired from NBRS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help readers understand our financial performance through a discussion of the factors affecting our consolidated financial condition and results of operations. This section should be read in conjunction with the consolidated financial statements and accompanying notes.

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

Total assets increased $74.5 million or 14.9% when comparing September 30, 2014 assets of $574.4 million to the $499.9 million at December 31, 2013. Total loans outstanding of $461.2 million at the end of September 2014, showed an increase of $57.4 million or 14.2% compared to total loans of $403.9 million on December 31, 2013. Total deposits grew by $63.0 million or 16.2% when comparing September 30, 2014 to December 31, 2013. These increases reflect the acquisition of our new Havre de Grace branch from NBRS, which was acquired during the third quarter of 2014, and which had balances of $15.9 million in loans and $17.6 million in deposits at September 30, 2014.

Net income was $1.2 million during the first nine months of 2014 compared to $1.4 million during the first nine months of 2013, and $.2 million and $.4 million, respectively, during the three months ended September 30, 2014 and 2013. Net interest income for the nine months ended September 30, 2014 was $14.4 million versus $11.4 million for the first nine months of 2013, an increase of approximately $3.0 million or 26.3%. Total noninterest income was $4.9 million for the first nine months of 2014, compared to $1.0 million for the same period in 2013. The first nine months of 2014 noninterest income was primarily impacted by increased mortgage banking activities of $2.7 million. Total noninterest expenses increased by $5.3 million from $9.5 million for the nine months ended September 30, 2013 to $14.8 million for the same period in 2014. Most of the increase in expenses was due to additional compensation costs as we continued to expand staff and additional infrastructure to support growth.

During the first nine months of 2014, we have spent considerable financial and nonfinancial resources in putting together a highly professional team of mortgage bankers. To accommodate the mortgage banking initiative, we have leased additional office space in Annapolis, Maryland, and opened mortgage offices in Columbia, Maryland and in Timonium, Maryland. Over the twelve months from September 30, 2013 to September 30, 2014, we added three new branch locations in Towson, Bel Air, and Aberdeen, as well as acquiring our Havre de Grace location, all located in Maryland. In addition, we opened a regional office in Towson, Maryland. This dramatic increase in both branches/offices and the related staff additions geographically extends our market presence and our brand, and provides a platform for continued growth in size and revenues.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2014 and December 31, 2013 balance sheets is presented below.

Assets

Total assets increased $74.5 million, or 14.9%, to $574.4 million at September 30, 2014 compared to $499.9 million at December 31, 2013. This asset growth was primarily due to growth of $57.4 million in total loans and leases and a $35.4 million in loans held for sale, partially offset by decreases of $18.1 million in cash and cash equivalents and $1.2 million in investment securities. In addition to the organic loan growth of $41.5 million, total assets were enhanced from the Bank’s purchase of loans in the Havre de Grace branch acquisition, which totaled $15.9 million at September 30, 2014. The impact of the Bank’s newly created mortgage banking division is evident by the increase in loans held for sale. The asset growth was funded primarily from increases in customer deposits, which increased from $388.9 million at December 31, 2013 to $451.9 million at September 30, 2014, an increase of $63.0 million or 16.2%. In addition to our continued organic growth in deposits, additional deposits were acquired in the Havre de Grace branch acquisition, which added $17.6 million in deposits as of September 30, 2014.

Securities Available for Sale

We currently hold U.S. agency, U.S treasuries and mortgage backed securities in our securities portfolio, all of which are categorized as available for sale. Our securities portfolio is used to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At September 30, 2014 and December 31, 2013 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.7 million and $2.3 million, respectively. This investment is required for continued FHLB membership, and is based partially upon the amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$22,998	$22,999	$28,522	$28,521
Treasuries	3,999	3,999	-	-
Mortgage-backed	108	114	157	167
	$27,105	$27,112	$28,679	$28,688

We had securities available for sale of $27.1 million and $28.7 million at September 30, 2014 and December 31, 2013, respectively, which were recorded at fair value. This represents a decrease of $1.6 million, or 5.5%, from the prior year end. The decrease in our securities portfolio resulted solely from scheduled maturities, and not any sales of securities during the period. We continue to maintain an appropriate amount of securities to collateralize our repurchase agreements at September 30, 2014. We did not record any gains or losses on the sales or calls of securities in either period presented.

With respect to our total portfolio of securities available for sale, we did not have any securities that had unrealized losses at September 30, 2014, and at December 31, 2013 we had certain securities that had unrealized losses of less than $1 thousand. The minimal changes in the fair value of these securities resulted primarily from interest rate fluctuations.

Loan and Lease Portfolio

Total loans and leases increased by $57.4 million or 14.2%, to $461.2 million at September 30, 2014 from $403.9 million at December 31, 2013. Included in this growth is $15.9 million in loans associated with the Havre de Grace branch acquisition. At September 30, 2014, total loans were 80.3% of total assets, down from 80.8% of total assets at December 31, 2013. As the economy in our market area continues to gradually improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans. In addition, with the expansion of our mortgage banking activities, our portfolio of residential mortgages also reflected growth during the nine month period of 2014.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated. In addition to the loan amounts below, we had loans held for sale of $38.7 million at September 30, 2014, and $3.3 million at December 31, 2013.

	September 30,		December 31,
(in thousands)	2014	% of Total	2013	% of Total
Real estate
Construction and land	$62,649	13.6%	$50,884	12.6%
Residential - first lien	61,560	13.3	39,249	9.7
Residential - junior lien	11,881	2.6	8,266	2.0
Total residential real estate	73,441	15.9	47,515	11.7
Commercial - owner occupied	94,517	20.5	90,333	22.4
Commercial - non-owner occupied	116,820	25.3	113,559	28.1
Total commercial real estate	211,337	45.8	203,892	50.5
Total real estate loans	347,427	75.3	302,291	74.8
Commercial loans and leases	112,357	24.4	100,410	24.9
Consumer	1,448	0.3	1,174	0.3
Total loans	$461,232	100.0%	$403,875	100.0%

Deposits

Our deposits increased from $388.9 million at December 31, 2013 to $451.9 million at September 30, 2014, an increase of $63.0 million or 16.2%. Included in this deposit growth is $17.6 million associated with the Havre de Grace branch acquisition which consisted of the following at September 30, 2014:

•	$3.5 million in non-interest bearing demand accounts
•	$1.8 million in interest bearing demand accounts
•	$2.5 million in money market accounts
•	$1.6 million in saving accounts
•	$8.2 million in certificate of deposit accounts

During 2014 every category of deposits experienced growth from the December 2013 levels. Money market account experienced the largest growth of $24.8 million or 25.7%, followed by non-interest bearing demand account growth of $16.4 million or 18.4%. Additionally we grew, certificate of deposits $17.6 million or 11.1%, interest bearing demand accounts $3.5 million or 11.0% and saving accounts $.7 million or 5.5%.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

(dollars in thousands)	September 30, 2014		December 31, 2013
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$106,237	24%	$89,759	23%
Interest-bearing checking	34,897	7	31,443	8
Money market accounts	121,144	27	96,365	25
Savings	13,177	3	12,496	3
Certificates of deposit $100,000 and over	121,970	27	110,516	29
Certificates of deposit under $100,000	54,485	12	48,370	12
Total deposits	$451,910	100%	$388,949	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $71.0 million at September 30, 2014 and $61.7 million at December 31, 2013. Short-term borrowings totaled $52.0 million at September 30, 2014 and $45.7 million at December 31, 2013. We had seven long-term FHLB advances outstanding totaling $19.0 million at September 30, 2014 compared to nine FHLB advances outstanding totaling $16 million at December 31, 2013.

Shareholders’ Equity

Total shareholders’ equity increased by $1.8 million, or 3.6%, from $48.6 million at December 31, 2013 to $50.4 million at September 30, 2014. The increase in shareholders’ equity is primarily the result of the retention of the earnings for the first nine months of 2014, supplemented by approximately $470 thousand in additional capital resulting from the exercise of warrants.

Total shareholders’ equity at September 30, 2014 represents a capital to asset ratio of 8.8%, while the total shareholders’ equity at December 31, 2013 represents a capital to asset ratio of 9.7%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	Nine months ended September 30,
	2014			2013
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$103,232	$3,749	4.86%	$90,880	$3,308	4.87%
Commercial real estate	203,002	7,573	4.99	171,569	6,407	4.99
Construction and land	57,346	2,195	5.12	40,968	1,592	5.20
Residential real estate	56,889	1,924	4.52	39,325	1,336	4.54
Consumer	1,082	47	5.79	1,133	44	5.19
Total loans and leases	421,551	15,488	4.91	343,875	12,687	4.93
Loans held for sale	20,945	550	3.51	1,076	26	3.23
Federal funds sold	20,384	30	0.19	21,648	35	0.22
Securities: [2]
U.S. Treasury	88	1	0.77	-	-
U.S Gov agencies	19,636	14	0.10	15,365	21	0.18
Mortgage-backed	141	5	4.51	266	9	4.52
Other investments	2,448	66	3.63	1,680	27	2.15
Total securities	22,312	86	0.52	17,311	57	0.44
Total earning assets	485,192	16,154	4.45	383,910	12,805	4.46
Cash and due from banks	5,627			4,812
Bank premises and equipment, net	11,345			9,589
Other assets	17,598			14,445
Less: allowance for credit losses	(2,818)			(2,943)
Total assets	$516,944			$409,813
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$31,610	$59	0.25%	$24,916	$51	0.27%
Money market	107,488	369	0.46	76,148	241	0.42
Savings	12,609	22	0.23	12,131	33	0.36
Time deposits $100,000 and over	72,515	651	1.20	58,491	524	1.20
Other time deposits	88,646	385	0.58	64,575	359	0.74
Total interest-bearing deposits	312,868	1,485	0.63	236,261	1,208	0.68
Short-term borrowings	38,002	84	0.30	23,578	83	0.47
Long-term borrowings	20,237	162	1.07	16,029	90	0.75
Total interest-bearing funds	371,107	1,731	0.62	275,868	1,381	0.67
Noninterest-bearing deposits	95,669			85,517
Other liabilities and accrued expenses	911			928
Total liabilities	467,687			362,313
Shareholders' equity	49,257			47,500
Total liabilities & shareholders' equity	$516,944			$409,813
Net interest rate spread [3]		$14,423	3.83%		$11,424	3.79%
Effect of noninterest-bearing funds			0.15			0.19
Net interest margin on earning assets [4]			3.97%			3.98%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2014			2013
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$107,984	$1,301	4.78%	$96,927	$1,203	4.92%
Commercial real estate	203,037	2,685	5.25	189,024	2,368	4.97
Construction and land	61,674	734	4.72	43,478	564	5.15
Residential real estate	66,304	754	4.51	41,875	477	4.52
Consumer	1,211	17	5.66	951	13	5.42
Total loans and leases	440,210	5,491	4.95	372,255	4,625	4.93
Loans held for sale	32,157	285	3.51	458	2	1.73
Federal funds sold	19,354	9	0.18	22,469	12	0.21
Securities: [2]
U.S. Treasury	261	-	-	-	-
U.S. Gov agencies	16,782	3	0.08	14,660	4	0.10
Mortgage-backed	123	1	4.46	211	2	3.76
Other investments	2,566	24	3.68	1,925	10	2.06
Total securities	19,732	28	0.57	16,796	16	0.37
Total earning assets	511,453	5,813	4.51	411,978	4,655	4.48
Cash and due from banks	6,242			5,018
Bank premises and equipment, net	11,532			9,842
Other assets	17,737			15,013
Less: allowance for credit losses	(3,059)			(3,056)
Total assets	$543,905			$438,795
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$31,123	$20	0.25%	$24,643	$16	0.26%
Money market	118,246	158	0.53	79,169	68	0.34
Savings	12,510	7	0.21	12,406	9	0.29
Time deposits $100,000 and over	76,394	243	1.26	64,498	192	1.18
Other time deposits	90,010	132	0.58	76,414	137	0.71
Total interest-bearing deposits	328,283	560	0.68	257,130	422	0.65
Short-term borrowings	40,755	28	0.27	25,695	26	0.40
Long-term borrowings	22,728	60	1.05	21,957	49	0.89
Total interest-bearing funds	391,766	648	0.66	304,782	497	0.65
Noninterest-bearing deposits	101,168			85,073
Other liabilities and accrued expenses	1,168			939
Total liabilities	494,102			390,794
Shareholders' equity	49,803			48,001
Total liabilities & shareholders' equity	$543,905			$438,795
Net interest rate spread [3]		$5,165	3.85%		$4,158	3.84%
Effect of noninterest-bearing funds			0.15			0.17
Net interest margin on earning assets [4]			4.01%			4.00%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$441	$(10)	$451	$98	$(141)	$239
Commercial real estate	1,166	(9)	1,175	317	522	(205)
Construction and land	603	(32)	635	170	(186)	355
Residential real estate	588	(8)	596	277	(3)	280
Consumer	3	7	(4)	4	2	2
Loans held for sale	524	3	521	283	8	275
Taxable securities	29	13	16	12	34	(22)
Federal funds sold	(5)	(4)	(1)	(3)	(6)	3
Total interest income	3,349	(40)	3,389	1,158	231	927

Interest paid on:
Savings deposits	(11)	(16)	5	(2)	(9)	7
Checking plus interest deposits	8	(6)	14	4	(2)	6
Money market accounts	128	27	101	90	151	(61)
Time deposit $100,000 and over	127	1	126	51	53	(2)
Other time deposits	26	(105)	131	(5)	(98)	93
Short-term borrowings	1	(41)	42	2	(33)	35
Long-term borrowing	72	51	21	11	37	(26)
Total interest expense	350	(89)	439	151	99	52
Net interest earned	$2,999	$49	$2,950	$1,007	$132	$874

(1)        Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2014 and September 30, 2013 is presented below.

General

Net income available to common shareholders decreased $125 thousand, or 9.9%, to $1.1 million for the nine months ended September 30, 2014 compared to $1.3 million for the nine months ended September 30, 2013. This decrease was primarily due to the $2.6 million provision recorded during the third quarter of 2014, primarily relating to one loan relationship. Our two main sources of revenues, net interest income and noninterest income, on a combined basis increased by $6.8 million or 56% when comparing the first nine months of 2014 to the same period of 2013. As detailed below, net interest income increased $2.9 million, or 26.3%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, while noninterest income was $4.9 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013, a $3.9 million increase. Partially offsetting this combined revenue increase of $6.8 million, was an increase in noninterest expenses of $5.3 million which is described below.

Interest Income

Interest income increased $3.3 million, or 26.2%, to $16.2 million for the nine months ended September 30, 2014 compared to $12.8 million for the same period in 2013. The increase was due to a $3.3 million or 26.2% increase in interest income on loans and leases, and included $550 thousand in interest on mortgage loans held for sale. The increase in interest income on loans was due to a nearly $78 million or 22.6% increase in the average balance of the loan portfolio during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. In addition to the growth in our portfolio of loans, an increase of $19.9 million in the average balance of loans held for sale drove a $524 thousand increase in interest income while our securities portfolio increased $5 million on average resulting in a $34 thousand increase in interest income.

Interest Expense

Interest expense increased by $350 thousand, or 25.3%, to $1.7 million for the nine months ended September 30, 2014, compared to $1.4 million for the same period in 2013. We grew average interest bearing deposits by $76.6 million or 32.4% for the first nine months of 2014 compared to the first nine months of 2013, total interest expense on deposits only rose 22.9% as the average rates paid on deposits decreased from .68% to .63% when comparing the two periods, primarily as a result of a continuing shift in the composition of our deposits towards lower cost deposit products including noninterest-bearing deposits, the average balance of which grew $7.1 million when comparing the nine months ended September 30, 2014 to the same period of the prior year. In addition to the growth of deposits, the average balance of borrowings increased 47.0% which also increased overall interest expense.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.9 million, or 26.3%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. As noted above, the increase in net interest income was primarily due to an increase in interest income of $3.3 million, reduced by an increase of $350 thousand in interest expense. The Havre de Grace branch acquisition at the end of August 2014 had a minimal effect on the average balance and increased net interest income by $67 thousand during the nine months ended September 30, 2014.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $2.6 million for the nine months ended September 30, 2014 compared to $666 thousand for the same period in 2013, an increase of $1.9 million. This substantial increase in our provision for credit losses during the 2014 period resulted primarily from one large commercial customer that closed its business during the third quarter of 2014 and did not fulfill its commitments under existing contracts. While the Bank is pursuing multiple remedies, it was deemed prudent to absorb the full loss within the quarter. The remainder of the provision for the 2014 period reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $4.9 million for the nine months ended September 30, 2014 compared to $1.0 million for the nine months ended September 30, 2013, a $3.9 million increase. The largest increase was generated from mortgage banking activities. Realized and unrealized gains from these activities increased from $0.2 million in the first nine months of 2013 to $2.9 million in the first nine months of 2014, and included the effect of implementing the fair value method for mortgage loans held for sale which accelerated mortgage related revenues by $931 thousand. Fees generated from mortgage banking, included in other operating income, increased 100% for the first nine months of 2014 compared to the comparable prior year period, representing $859 thousand in revenues. Additionally, the approximately $3.0 million expansion of our BOLI program since September 30, 2013 generated an increase of $71 thousand in income from bank owned life insurance, to $281 thousand during the first nine months of 2014 compared to $210 thousand during the first nine months of 2013. Service charges on deposit accounts, which consist of account activity fees and other traditional banking fees, increased 54.7% to $425 thousand for the nine months ended September 30, 2014 from $275 thousand for the same period in 2013 due mostly to an increase in overdraft-related fees. Other operating income, besides fees generated from mortgage banking activities, consists mainly of certain loan fees and non-depository account fees. Noninterest income benefited in the first nine months of 2014 from loan fees of $97 thousand primarily associated with letters of credit from two credit relationships. Fees for customer related services such as wire, merchant card and ATM increased $11 thousand during the nine months ended September 30, 2014 compared to the same period of 2013 due to increased activity. The Havre de Grace branch acquisition had minimal effect on noninterest income during the nine months ended September 30, 2014.

Noninterest Expenses

Noninterest expenses increased $5.3 million or 55.7%, to $14.8 million for the nine months ended September 30, 2014 from $9.5 million for the nine months ended September 30, 2013. This increase reflects the large investments in staff and infrastructure made during the first nine months of 2014 to build the mortgage banking platform, which is also evident in the additional revenues that were generated, from continuing branch expansion efforts, and increased marketing related to our business development initiatives. Compensation and employee benefits increased $3.2 million or 60.7% in the first nine months of 2014 compared to the same period in 2013. Full time equivalent employees at September 30, 2014 nearly doubled, up 90.8%, from September 30, 2013 as the Bank has built its mortgage banking team, added branch and other sales staff, and expanded support and compliance areas of the Bank. The increase in occupancy and equipment costs of $391 thousand or 33.9% reflects our adding three new branch locations, a regional office, and two additional mortgage offices since September 30, 2013. Our newly established mortgage banking group had an impact on nearly all areas of our noninterest expenses relating to both start-up and ongoing operating costs when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. Marketing and business development expenses increased a total of $656 thousand, of which $429 thousand pertained to mortgage sales activities. Professional fees, which consists of legal, consulting and outside service providers, increased $235 thousand in total, $49 thousand relating to start-up mortgage banking legal matters and the reminder due to ongoing banking related growth initiatives. Other operating expense consists of loan related expenses (including credit reports, appraisals and collection costs) and a variety of general expenses such as phone and data lines, supplies and postage and courier services. Of the total $960 thousand increase in other operating expenses, $692 thousand corresponded to the development of the mortgage banking infrastructure and we incurred a 100% increase in loan related costs associated with the additional volume in processing mortgage requests.

Net Income Available to Common Shareholders

Net income available to common shareholders during the nine months ended September 30, 2014 decreased $125 thousand or 9.9% to $1.1 million compared to $1.3 million during the nine months ended September 30, 2013. This reflects an increased provision for credit losses of $2.6 million and increased noninterest expenses. Preferred stock dividends were lower during the 2014 period because of a reduction in the dividend rate paid on our SBLF Preferred Stock given the growth in applicable loan categories in accordance with the terms of the program.

A comparison between the three months ended September 30, 2014 and September 30, 2013 is presented below.

General

Net income available to common shareholders decreased $171 thousand, or 45.5%, to $205 thousand for the three months ended September 30, 2014 compared to $376 thousand for the three months ended September 30, 2013. This resulted in earnings per share decrease to $.05 for the third quarter 2014 compared to $.09 in the same period of 2013. The primary reasons for the decrease in earnings were a single credit relationship that required the majority of the provision for credit losses of $2.1 million in the three month period, as well as a $1.3 million increase in noninterest expenses.

Interest Income

Interest income increased $1.2 million, or 24.9%, to $5.8 million for the three months ended September 30, 2014 compared to $4.7 million for the same period 2013. The increase was primarily due to a $1.1 million, or 24.8%, increase in interest income and fees on loans. The increase in interest income on loans was due to a $68.0 million or 18.3% increase in the average balance of the loan portfolio compared to the three months ended September 30, 2013, slightly enhanced by a two basis point increase in the average yield. In addition to the portfolio loans, the $31.7 million increase in the average balance of loans held for sale quarter over quarter contributed to the increase in interest and fees on loans. Interest and dividends on securities increased during the first quarter of 2014 compared to the same period last year primarily as a result of a $2.9 million increase in the average balance of investment securities quarter over quarter. Partially offsetting these increases was a decline in interest income on federal funds sold, which decreased $3 thousand over the same period in 2013 as a result of a three basis point decrease in the average yield and a $3.1 million decrease in the average balance of federal funds sold quarter over quarter.

Interest Expense

Interest expense increased $151 thousand, or 30.5%, to $648 thousand for the three months ended September 30, 2014, compared to $497 thousand for the same period 2013, primarily as a result of an increase in the rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits increased three basis points during the three months ended September 30, 2014 compared to the same period of 2013, further impacting the increase in interest expense. In addition, increases in the average balance of both interest-bearing deposits and borrowing of $71.2 million and $15.8 million, respectively, also contributed to the increase in interest expense.

Net Interest Income

Net interest income increased $1.0 million, or 24.0%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As noted above, the increase in net interest income was due to an increase of $1.2 million in interest income coupled with only a $0.2 million increase in interest expense during the three month period.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $2.1 million for the three months ended September 30, 2014 compared to $140 thousand for the same period in 2013, an increase of $1.9 million. The provision for the third quarter of 2014 was primarily due to a single credit and additional general provisions that were required given the continued growth in the size of our loan portfolio, as discussed above with respect to the provision for credit losses during the nine months ended September 30, 2014.

Noninterest Income

Noninterest income was $2.2 million for the three months ended September 30, 2014 compared to $0.3 million for the three months ended September 30, 2013, a $1.9 million or 581.8% increase. This increase was primarily due to the $1.4 million of income generated from the mortgage banking activities during the third quarter of 2014 as secondary market investing expanded at the beginning of 2014. Additionally, fees collected on these activities included in other operating income totaled $438 thousand for the third quarter of 2014.

Noninterest Expenses

Noninterest expenses increased by $1.3 million or 75.5%, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. As discussed above with respect to the nine month period ended September 30, 2014, expanding regional markets and our mortgage banking platform were the greatest factors impacting the increase in noninterest expenses. Compensation and employee benefits increased $885 thousand or 46.5% quarter over quarter. Occupancy and equipment expenses increased $83 thousand or 20.6%, marketing and business development increased $247 thousand, professional fees increased $52 thousand and data processing increased $26 thousand, primarily resulting from support and expanded infrastructures related to growth initiatives as well as mortgage related activities. The $291 thousand increase in other operating expense for the three months ended September 30, 2014 compared the same period of 2013 related to general increases in supplies, communication systems and postage needed to support our expand operations. Other operating expense increases were partially offset by a $347 thousand reduction in OREO valuation expense as we had a $347 thousand write down on OREO during the quarter ended September 30, 2013; no write-downs were necessary during the quarter ended September 30, 2014 as the current appraised values were sufficient to cover the recorded amounts.

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

(in thousands)	September 30, 2014	December 31, 2013
Non-accrual loans:
Construction and land	$810	$-
Real estate loans:
Residential - First Lien	314	331
Commercial	-	258
Commercial and leases	1,072	2,593
Total non-accrual loans	2,196	3,182
Troubled debt restructure loans:
Accruing troubled debt restructure loans	228	-
Total non-performing loans	2,424	3,182
Other real estate owned:
Land	595	595
Commercial	1,877	1,782
Total other real estate owned	2,472	2,377
Total non-performing assets	$4,896	$5,559
Ratios:
Non-performing loans to total gross loans	0.53%	0.79%
Non-performing assets to total assets	0.85%	1.11%

Included in total non-accrual loans at September 30, 2014 are seven trouble debt restructured loans totaling $1.1 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. There was one commercial real estate credit totaling $150 thousand that was 90 days or more past due and still accruing interest at September 30, 2014. At December 31, 2013 there was one commercial real estate credit totaling $159 thousand and one commercial credit totaling $296 thousand 90 days or more past due and still accruing interest.

Under GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, not all debt restructurings or loan modifications for a borrower necessarily constitute troubled debt restructurings.

Nonperforming assets amounted to $4.9 million, or 0.85% of total assets, at September 30, 2014 compared to $5.6 million or 1.11% of total assets at December 31, 2013. Total nonperforming assets have decreased by $663 thousand during 2014, with one new property being transferred to OREO, no current properties were sold and no additional valuation adjustments were required on current assets. The decrease in non-accrual loans was impacted by the reductions in the balances of several non-accrual loans as principal payments were received from the borrowers and also as funds were received from the Small Business Administration (the “SBA”) for claims made under their guarantees.

The composition of our nonperforming loans at September 30, 2014 is further described below:

•	Seven commercial loans to two local businesses totaling $0.86 million. These loans all have an SBA guarantee, and no further losses are anticipated.
•	Eleven small commercial loans totaling approximately $0.21 million to borrowers that are in various stages of collection. Each relationship is independently evaluated, and no losses are anticipated.
•	One construction and land loan for $0.81 million, which is secured by real estate. Based upon the current value of the collateral, no specific reserve has been established and no further losses are anticipated.
•	One residential mortgage for $0.31 million. A specific reserve has been established and based upon current valuations, no further losses are anticipated.

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

At September 30, 2014 and December 31, 2013, impaired loans amounted to $5.5 million and $6.3 million, respectively. The amount of impaired loans requiring specific reserves totaled $.2 million and $1.3 million, respectively. The amount of impaired loans with no specific valuation allowance totaled $5.3 million and $5.0 million, respectively.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$2,506	$2,764	$3,053	$2,951
Charge-offs:
Real estate
Residential first lien loans	-	(183)	-	-
Commercial non-owner occupied loans	-	(2)	-	(2)
Commercial loans and leases	(2,115)	(202)	(2,115)	-
	(2,115)	(387)	(2,115)	(2)
Recoveries:
Real estate
Commercial non-owner occupied loans	4	30	-	-
Commercial loans and leases	53	72	12	56
	57	102	12	56

Net recoveries (charge-offs)	(2,058)	(285)	(2,103)	54

Provision for credit losses	2,570	666	2,068	140

Balance at end of period	$3,018	$3,145	$3,018	$3,145

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

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$109	13.6%	$122	12.6%
Residential first lien loans	205	13.3	200	9.7
Residential junior lien loans	23	2.6	34	2.0
Commercial owner occupied loans	326	19.2	131	22.4
Commercial non-owner occupied loans	549	26.6	541	28.1
Commercial loans and leases	1,795	24.4	1,464	24.9
Consumer loans	11	0.3	14	0.3
Total	$3,018	100.0%	$2,506	100.0%

(1)      Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2014 and December 31, 2013. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected mortgage origination activities;
3)	Expected deposit flows and borrowing maturities;
4)	Yields available on interest-earning deposits and securities; and
5)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014 and December 31, 2013, cash and cash equivalents totaled $17.7 million and $35.7 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2014 and December 31, 2013, we had $99.5 million and $75.8 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $54.1 million and $34.5 million at September 30, 2014 and December 31, 2013, respectively, and $45.4 million and $41.3 million in unused lines of credit to borrowers at September 30, 2014 and December 31, 2013, respectively. A large portion of the increase in the commitments to originate loans was derived from commitments for residential mortgage loans, now that our mortgage banking group is fully operational. In addition to commitments to originate loans and unused lines of credit we had $9.9 million and $9.8 million in letters of credit at September 30, 2014 and December 31, 2013, respectively. Certificates of deposit due within one year of September 30, 2014 totaled $107.6 million, or 23.8% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the nine months ended September 30, 2014 cash was utilized to increase our portfolio of loans by $43.6 million and our loans held for sale portfolio by $35.4 million. For the nine month period ended September 30, 2013, these amounts were $42.3 million and $0.01 million, respectively. During the first nine months of 2014 we purchased $32.0 million in additional securities and we received $33.6 million from security maturities; by comparison during the nine months ended September 30, 2013 we purchase $35.0 million in additional securities while receiving $40.1 million from security maturities. Total cash used to fund our activities totaled $18.1 million and $16.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $44.3 million during the nine months ended September 30, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $46 million at September 30, 2014 compared to $40 million at December 31, 2013. At September 30, 2014, we had the ability to borrow up to a total of $106.7 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014 and December 31, 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2014 and December 31, 2013 are as follows:

(in thousands)	September 30, 2014	December 31, 2013

Unfunded loan commitments	$54,098	$34,464
Unused lines of credit	45,355	41,326
Letters of credit	9,876	9,676

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of September 30, 2014. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

After expenses, we raised net proceeds of approximately $9.0 million in the public offering. During the third quarter of 2013 we provided $8.5 million of the proceeds to the Bank, and the remainder of the proceeds were provided to the Bank in the third quarter of 2014 to increase its capital levels in order to support the Bank’s continued growth.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1         Purchase and Assumption Agreement, dated as of October 17, 2014, by and among the Federal Deposit Insurance Corporation, Receiver of NBRS Financial Bank, the Federal Deposit Insurance Corporation and Howard Bank (incorporated by reference to Exhibit 2.1 of Bancorp’s Current Report on Form 8-K filed with the SEC on October 23, 2014)

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

HOWARD BANCORP, INC.
(Registrant)

November 13, 2014	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 13, 2014	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

