Form 10-K
period 2014-12-31
Howard Bancorp Inc
filed 2015-03-27
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

6011 University Blvd. Suite 370, Ellicott City, MD	21043
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).              Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2014, was approximately $29.5 million. At March 26, 2015, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 4,147,633.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including the expected opening of our new Columbia, Maryland branch, branch expansion and closures, market share and asset growth, revenue and profit growth and expanding client relationships;
•	statements with respect to our pending merger with Patapsco Bancorp, Inc., including the expected timing of and impact of the merger, including that we expect the merger to be accretive to earnings in the first year after closing and expected increases in non-interest expenses resulting from the merger;
•	acquisition intensions outside of the pending merger with Patapsco Bancorp, Inc.;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	potential problems with or delays in connection with the pending merger with Patapsco Bancorp, as further discussed in “Item 1A. Risk Factors”;
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

Part I

Item 1. Business

Howard Bancorp, Inc.

Howard Bancorp, Inc. was incorporated in April 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. On May 18, 2005, the stockholders of Howard Bank approved the reorganization of Howard Bank into a holding company structure. The reorganization became effective on December 15, 2005. In connection with the reorganization, (i) Howard Bank became our wholly-owned subsidiary, (ii) each outstanding share (or fraction thereof) of Howard Bank common stock was converted into two shares (or fraction thereof) of our common stock, and the former holders of Howard Bank common stock became the holders of all our outstanding shares, and (iii) warrants and options to purchase shares of Howard Bank common stock became options and warrants to purchase Howard Bancorp stock and were adjusted to reflect the exchange of two shares of our common stock for each share of the Bank’s common stock.

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

As we have previously announced, on March 2, 2015, we entered into an Agreement and Plan of Merger to acquire Patapsco Bancorp, Inc., the parent company of Patapsco Bank. Assuming the requisite approval of our stockholders and the stockholders of Patapsco Bancorp and the satisfaction of other conditions to closing, including regulatory approval, we expect the merger to close in the third or fourth quarter of 2015. This merger will result in an institution with pro forma assets of approximately $1.0 billion. We expect the merger to be accretive to earnings in the first year after closing. Also on March 2, 2015 we entered into agreements with several institutional investors pursuant to which the investors will purchase an aggregate of 2,173,913 shares of our common stock at a purchase price of $11.50 or an aggregate of $24,999,999.50, subject to approval of our stockholders and the satisfaction of certain other closing conditions as set forth in the agreements. For additional information regarding the pending merger and the stock offering, please see Note 24 to our consolidated financial statements included in this report and our Current Report on Form 8-K as filed with the U.S. Securities Exchange Commission (“SEC’) on March 3, 2015.

Howard Bank

Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank has chosen, for the time being, not to seek and exercise trust powers, and our business, powers and regulatory structure are the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has four operating subsidiaries, three of which hold foreclosed real estate and the other of which owns and manages real estate that we use for one of our branch locations and that also contains office and retail space.

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. The Bank has branches in Howard County as well as in Anne Arundel County, Baltimore County, Cecil, and Harford County in Maryland as well as one branch in Lancaster County, Pennsylvania. We engage in a general commercial banking business, making various types of loans and accepting deposits. We have traditionally marketed our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”), and have recently expanded to meet the financial needs of consumers generally.

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

Our primary source of revenue is net interest income, with fees generated by lending, mortgage banking and depository service charges constituting a smaller, but growing, percentage of revenues. We have positioned the balance sheet to hold a high percentage of earning assets and, in turn, to have those earning assets dominated by loans rather than investment securities. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Certain economic conditions may favor investments over loans, such as poor corporate earnings, downturns in real estate cycles and other general slowing economic conditions. At all times, our loan and investment strategies seek to balance the need to maintain adequate liquidity via excess cash or federal funds sold with opportunities to appropriately leverage our capital.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. We continue to expand our branch locations both through opening new branches and acquiring branch offices via acquisition. In 2014 we opened a de novo branch in Bel Air, Maryland, acquired a branch in Havre de Grace, Maryland, and added five new locations with our FDIC-assisted acquisition of NBRS Financial Bank. In addition to the branches we expect to acquire in the Patapsco Bancorp merger, we plan to open additional branches in the counties where we now operate and contiguous counties over the next several years, however, other than a new location in Columbia, Maryland that we expect will open in 2016 and the pending Patapsco Bancorp merger, we currently have no definitive plans or agreements in place with respect to any other additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending, deposit gathering (especially non-interest bearing transactional deposits) and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We also have loans in our loan portfolio that are outside our market area, although to grow our loan portfolio we do not actively solicit business outside our primary market.

We have thirteen full services branches, located throughout Howard County, Annapolis, Towson, Harford County, Cecil County and Lancaster, Pennsylvania.

HOWARD COUNTY
Snowden River	Maple Lawn	Centennial Place
6011 University Blvd.	10985 Johns Hopkins Rd.	10161 Baltimore National Pk.
Suite 150	Laurel, MD 20723	Ellicott City, MD 21042
Ellicott City, MD 21043

ANNE ARUNDEL COUNTY
Defense Highway
116 Defense Hwy.
Annapolis, MD 21401

BALIMORE COUNTY
Towson
22 W Pennsylvania Ave.
Towson, MD 21204

HARFORD COUNTY
Aberdeen	Bel Air	Havre de Grace
3 West Bel Air Ave.	101 N. Main St.	800 Revolution St.
Aberdeen, MD 21001	Bel Air, MD 21014	Havre de Grace, MD 21078

Dublin	Aberdeen 2
3535 Conowingo Rd.	201 W. Bel Air Ave.
Street, MD 21154	Aberdeen, MD 21001

CECIL COUNTY
Rising Sun	Elkton
6 Pearl St.	305 Augustine Herman Hwy.
Rising Sun, MD 21911	Elkton, MD 21921

LANCASTER COUNTY, PA
Penn Hill
2006 Lancaster Pike
Peach Bottom, PA 17563

Competitive Position

We believe that our position as a community bank with nearly $700 million in assets positions us well to navigate the current economic environment, ongoing market consolidation and heightened regulatory environment. Our formation in 2003 and 2004 has positioned us to take advantage of the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services (check imaging, online banking) in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some older small banks who, we believe, are locked into legacy systems and are finding the onslaught of new regulations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payments systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We believe the current economic and regulatory environment will lead to greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

We believe that our “Hands On” approach to delivering small and medium-sized businesses a very broad and deep array of competitive credit and cash management services through a team of experienced advisors and providing them with access to local policy and decision makers fills a “white space” between the sophisticated but distracted large banks whose best personnel work with the largest companies and the small banks who are very responsive but less capable of being proactive in providing advice. Relationship managers, team leaders and executive management at the Bank generally have decades of banking experiences and are well established in the communities that they serve. They are able to interface with clients directly to share that experience and to provide connections with their own network of other specialized advisors. We believe we also benefit from our committed leadership at both the executive management and board level who bring a broad array of skills and experiences to our company and are able to position the Bank for consistent profitable growth.

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

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, only small lending authority is given to individual loan officers. Most loan officers can approve loans of up to $50,000. Regional Executives and the Chief Credit Officer can approve loans up to $250,000 and our President and Chief Executive Officer and our Chief Loan Officer can approve loans of up to $500,000, or $1,000,000 combined.  Loans above these amounts but less than $2 million must be reviewed and approved by an officers’ loan committee.  All credit decisions in excess of the officers’ loan committee lending authority must be approved prior to funding by our board loan committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

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

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. We originate both fixed and variable rate loans. Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. We generally retain in our portfolio the majority of loans that we originate, except for first lien residential mortgage loans where we sell the majority of the loans into the secondary market. Residential loans originated for sale include loans originated on a national platform, underwritten to standards at least as conservative as those applied to in state loans, which constitute the majority of our residential loans originated for sale and over 90% of the residential loans that we add to our portfolio. We do not retain the servicing rights on sold loans.

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

Mortgage Banking

All residential mortgage loans are originated by Howard Bank. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to thirty years.

Residential mortgage loans generally are made on the basis of the borrower's ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made within the guidelines of our investors.

Howard Bank generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. Howard Bank offers products available to customers through a retail network of mortgage loan officers and bankers as well as a sales force offering our customers direct telephone access to our products.

The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, at times it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, follow investor guidelines, and will carry private mortgage insurance, where applicable.

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes "best efforts” in delivering to investors. Under a "best efforts" contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains, related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio and short term borrowings. It is our goal to provide adequate liquidity to support our loan growth. We use the generally short term investments that represent our liquidity to generate additional positive earnings. Howard Bank’s primary source of funds is, and will continue to be, core deposits generated from the local marketplace. Additional funding is provided by customer repurchase agreements, Federal Home Loan Bank of Atlanta (“FHLB”) advances, the Board of Governors of the Federal Reserve (the “FRB”) Discount Window, and other purchased funds. Other purchased funds may include certificates of deposit over $100,000, federal funds purchased, and institutional or brokered deposits. Lines of credit are maintained to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

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

Employees

Howard Bank has 214 full-time employees and four part-time employees as of December 31, 2014. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was approximately $9.2 million as of December 31, 2014. We further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $7.1 million, which in-house limit can be waived by our board loan committee. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

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

SUPERVISION AND REGULATION

Howard Bancorp, Inc.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to regulation and examination by the FRB and the Maryland Office of the Commissioner of Financial Regulation, and are required to file periodic reports and any additional information that the FRB and the Maryland Office of the Commissioner of Financial Regulation may require. In addition, the FRB and the Maryland Office of the Commissioner of Financial Regulation have enforcement authority over Howard Bancorp, Inc., which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Howard Bancorp from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Under the BHC Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice, a violation of FRB regulations or both. The FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk weighted assets. See “—Capital Requirements.” The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Under the prompt corrective action rules, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Howard Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

The status of Howard Bancorp, Inc. as a registered bank holding company under the BHC Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

Capital Requirements

The federal bank regulatory agencies have established capital adequacy guidelines for banks and bank holding companies by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. Under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital; however, Howard Bank may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital. If Howard Bank does not make this election, unrealized gains and losses, net of taxes, on certain financial instruments, including available-for-sale-securities, will be included in the calculation of Howard Bank’s regulatory capital. The permanent opt-out election must be made by Howard Bank on its Call Report for the first reporting period after January 1, 2015 and Howard Bancorp, Inc. must make the same election as Howard Bank. Howard Bank intends to make this election.

The capital adequacy guidelines include a minimum leverage capital requirement for banks and bank holding companies. If the applicable federal bank regulatory agency determines that a bank or bank holding company is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. In addition to the minimum leverage capital requirements, banks and bank holding companies must maintain certain ratios of capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Under rules in effect through December 31, 2014, banks and bank holding companies were required to maintain a minimum required Tier 1 risk-based capital ratio of 4% and a minimum required total risk-based capital ratio of 8%. Total capital consists of Tier 1 capital plus Tier 2 capital, less certain required deductions.

New Capital Rules

In July 2013, the federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6%, a minimum total risk-based capital ratio requirement of 8% and a minimum leverage ratio requirement of 4%. The new capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The ultimate impact of the new capital and liquidity standards will depend on a number of factors. Because the new rules are phased in over time, we cannot determine the ultimate effect that the new requirements will have upon our earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under these regulations, as in effect through December 31, 2014, a bank was considered to be: (i) “well capitalized” if it had total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it had total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2%. Under certain circumstances, the bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2014, Howard Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Under the amended prompt corrective action regulations, effective January 1, 2015, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2014, Howard Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Howard Bank has been ‘‘well capitalized’’ since it commenced its business operations.

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

Deposit Insurance Assessments

Howard Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. For 2014, amounts in transaction accounts above $13.3 million and up to $89.0 million must have had reserves held against them in the ratio of three percent of the amount. Amounts above $89.0 million required reserves of $2,271,000 plus 10 percent of the amount in excess of $89.0 million. Beginning in January 2015, amounts in transaction accounts above $14.5 million and up to $103.6 million must have reserves held against them in the ratio of 3% of the amount. Amounts above $103.6 million require reserves of $2,673,000 plus 10 percent of the amount in excess of $103.6 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Howard Bank is in compliance with its reserve requirements.

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

Consumer Protection Laws

Howard Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Howard Bank for compliance with CFPB rules and will enforce CFPB rules with respect to Howard Bank.

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

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies, including bank holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, Howard Bancorp in the future could be required to provide financial assistance to Howard Bank should Howard Bank experience financial distress.
•	Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
•	CFPB. The Dodd-Frank Act created a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Howard Bank, the CFPB has exclusive rule making authority, but the FDIC, as Howard Bank’s primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.
•	Deposit insurance. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Howard Bank.
•	Enhanced lending limits. The Dodd-Frank Act strengthened the limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.
•	Corporate governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Howard Bancorp. The Dodd-Frank Act provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and direct the SEC and national securities exchanges to adopt rules that; (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

Risk Factors Related to the Pending Merger with Patapsco Bancorp, Inc.

We may fail to realize all of the anticipated benefits of the merger.

The success of the pending merger with Patapsco Bancorp, as discussed above in “Item-1 Business,” will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Howard Bancorp and Patapsco Bancorp. To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Howard Bancorp and Patapsco Bancorp. If we are unable to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Howard Bancorp and Patapsco Bancorp have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Howard Bancorp’s and Patapsco Bancorp’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management attention and resources. These integration matters could have an adverse effect on each of Howard Bancorp and Patapsco Bancorp during such transition period.

The market price of Howard Bancorp common stock after the merger may be affected by factors different from those affecting the shares of Howard Bancorp currently.

The businesses of Howard Bancorp and Patapsco Bancorp differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting Howard Bancorp’s independent results of operations and the market price of our common stock.

We may be unable to obtain satisfaction of all conditions to complete our merger with Patapsco Bancorp, including the approval of our stockholders, in the anticipated timeframe.

Completion of the merger is contingent upon customary closing conditions, including approval of the issuance of our common stock in the merger by our stockholders and approval of the merger agreement and the merger by Patapsco Bancorp’s stockholders. If either our stockholders do not approve the issuance of the shares to be issued in the merger or the stockholders of Patapsco Bancorp do not approve the merger agreement and the merger at the requisite stockholders’ meetings, we will not consummate the merger.

Completion of the merger is also conditioned upon customary closing conditions.

Although Howard Bancorp and Patapsco Bancorp have agreed in the merger agreement to use reasonable best efforts to consummate the merger, the other conditions to the merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the merger may take longer and could cost more than we expect. Any delay in completing the merger may adversely affect the benefits that we expect to achieve from the merger and the integration of our business with Patapsco Bancorp’s business.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the execution of the merger agreement. The completion of the merger depends on the satisfaction of specified conditions, including the requisite approval of the stockholders of Howard Bancorp and Patapsco Bancorp and the receipt of regulatory approvals. There is no guarantee that we will receive the required stockholder and regulatory approvals. If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we will not realize the expected benefits.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

If we do not complete the merger, it may adversely affect our ongoing business and we will be subject to several risks, including the following:

•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees.

•	Matters relating to the merger may require substantial commitments of time and resources by our management that they could otherwise have devoted to other opportunities that may be beneficial to us.

•	If we do not complete the merger we may experience negative reactions from the financial markets and from our customers and employees. We could also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement.

If we do not complete the merger, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Risk Factors Relating to Howard Bancorp’ Business and Our Common Stock

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

In addition, our commercial borrowers have been impacted by the current economic slowdown as consumers and other businesses have pulled back on spending. Small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A continued sluggish economy or another economic slowdown may have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

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

Our Residential Lending department may not continue to provide us with significant noninterest income.

In 2014, the Bank originated $346 million and sold $305 million of loans to investors, as compared to $31 million originated and $28 million sold to investors in 2013. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal noncompliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

Our growth strategy may not be successful, may be dilutive and may have other adverse consequences.

As previously mentioned, a key component of our growth strategy is to pursue acquisitions of other financial institutions or branches of other financial institutions, in addition to our pending merger with Patapsco Bancorp. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, our net income could decline and we would be required to find other methods to grow our business. We may also open additional branches organically and expand into new markets or offer new products and services. These activities would involve a number of risks, including:

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

Security breaches in our Internet banking activities or other communication and information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

We rely on certain external vendors. Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications.

Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of operations.

New regulations restrict our ability to originate residential real estate loans.

A CFPB rule effective January 10, 2014, is designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet the “qualified mortgage” definition set forth in the rule will be presumed to have complied with the new ability to repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt to income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages limits our ability to make residential mortgage loans that include a balloon payment, and may cause us to decide to limit certain types of other loans or loans to certain borrowers, and would make it more costly and/or or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies issued a final rule to implement this requirement on October 21, 2014. The final rule aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations. The final rule is effective February 23, 2015. Compliance with the final rule is required beginning December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages and beginning December 24, 2016 with respect to all other classes of asset-backed securities. The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

We must comply with extensive and complex governmental regulation, which could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably or increase profitability. See “Supervision and Regulation” for more information about applicable banking laws and regulations. Further, if we are not in compliance with such requirements, we could be subject to fines or other regulatory action that could restrict our ability to operate or otherwise have a material adverse effect on our business and financial condition. Although we believe we are material compliance with all applicable regulations, it is possible there are violations of which we are unaware that could be discovered by our regulators in the course of an examination or otherwise, which could trigger such fines or other adverse consequences

Further, regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for credit losses. If regulators require Howard Bank to charge-off loans or increase its allowance for credit losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Supervision and Regulation.”

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

The Company and the Bank implemented an enhanced organizational structure to ensure that the risk management activities of the Company are scaled to the entire enterprise. The office of strategic risk management, reporting to an executive vice president with direct reporting to the CEO and a dotted line reporting to the full board, is responsible for credit, compliance and operational, physical and IT security, legal, reputational and other on and off balance sheet risks.

Further, as a public company, we incur significant legal, accounting, insurance and other expenses in connection with compliance with rules of the SEC and the rules of The NASDAQ Stock Market LLC.

A worsening of economic conditions could adversely affect our results of operations and financial condition.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and inconsistent. Recovery by many businesses has been impaired by lower consumer spending, and the ongoing lack of certainty in the economy continues to affect the willingness of companies to borrow to fund their future growth and otherwise decreases loan demand, which negatively impacts our business. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Future declines in sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

The capital rules that were issued require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements are (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Monetary policy and general economic conditions will influence our results of operations.

Governmental economic and monetary policy will influence our results of operations. The rates of interest payable on deposits and chargeable on loans are affected by fiscal policy as determined by various governmental and regulatory authorities, in particular the FRB, as well as by national, state and local economic conditions. In addition, adverse general economic conditions may impair the ability of our borrowers to repay loans.

Regulations pursuant to the Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.

The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd-Frank Act that have not yet been proposed or adopted. We will not know the full impact of the Dodd-Frank Act on our business until regulations implementing the statute are adopted and implemented, which could be years. As a result, we cannot predict the full extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition. For a more detailed description of the Dodd-Frank Act, see “Supervision and Regulation—The Dodd-Frank Act.”

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

We depend heavily on six key employees, Mary Ann Scully, Robert A. Altieri, Paul G. Brown, Dennis E. Finnegan, Charles E. Schwabe and George C. Coffman, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our President and Chief Executive Officer, Mr. Altieri is an Executive Vice President, President of our Mortgage Banking Division and our Chief Specialty Lending Officer, Mr. Brown is an Executive Vice President and our Chief Lending Officer and Chief Client Services Officer, Mr. Finnegan is an Executive Vice President and our Chief Deposit Officer, Mr. Schwabe is an Executive Vice President and our Secretary, Chief Administrative Officer, and Chief Risk Officer, and Mr. Coffman is an Executive Vice President and our Chief Financial Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully, Mr. Altieri, Mr. Brown, Mr. Finnegan, Mr. Schwabe and Mr. Coffman and acquired key-person life insurance on each such executive officer, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully, Mr. Altieri, Mr. Brown, Mr. Finnegan, Mr. Schwabe or Mr. Coffman could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

We intend to complement and expand our business by continuing to pursue strategic acquisitions of banks and other financial institutions. We must generally receive regulatory approval before we can acquire an institution or business. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

All of our securities investment portfolio as of December 31, 2014 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments. ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Our articles of incorporation currently authorize an aggregate of 10 million shares of common stock, 4,145,547 of which are outstanding as of the date of this report, 264,652 of which are reserved for issuance pursuant to outstanding options granted under our stock incentive plans and employment agreements and 641,707 of which are reserved for issuance pursuant to future grants under our stock incentive plans. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our headquarters are located in Ellicott City, Maryland. As of December 31, 2014, the Bank owned four of 13 full-service branches and leased the remaining branches. See Note 9 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had a book value of $9.3 million at December 31, 2014:

Branch Locations	Address	Description

Maple Lawn (1)	10985 Johns Hopkins Road	Full service branch with drive-thru
Laurel, MD 20723

Centennial	10161 Baltimore National Pike	Full service branch with drive-thru
Ellicott City, MD 21042

Aberdeen	3 West Bel Air	Full service branch with drive-thru
Aberdeen, MD 21001

Elkton (2)	305 Augustine Herman Highway	Full service branch with drive-thru
Elkton, MD 21921

Office Locations	Address	Description

Operations Center	10163 Baltimore National Pike	Location of Loan & Deposit operations
	Ellicott City, MD 21042	and other support functions

(1) For the branch location at Maple Lawn, the premises is owned, but is subject to a ground lease.

(2) For the branch location in Elkton, the premises is owned, but is subject to a ground lease.

We lease the following facilities as of December 31, 2014:

Branch Locations	Address	Description
Snowden River	6011 University Blvd Suite 150 Ellicott City, MD 21043	Full service branch with drive-thru
Defense Highway	116 Defense Highway Annapolis, MD 21401	Full service branch with drive-thru
Towson	22 West Pennsylvania Avenue Baltimore, MD 21204	Full service branch with drive-thru
Bel Air	101 North Main Street Bel Air, MD 21014	Full service branch with drive-thru
Havre de Grace	800 Revolution Street Havre de Grace, MD 21078	Full service branch with drive-thru
Rising Sun	6 Pearl Street Rising Sun, MD 21911	Full service branch with drive-thru
Dublin	3535 Conowingo Road Street, MD 21154	Full service branch with drive-thru
Aberdeen 2	201 West Bel Air Avenue Aberdeen, MD 21001	Full service branch with drive-thru
Penn Hill	2006 Lancaster Pike Peach Bottom, PA 17563	Full service branch with drive-thru

Office Locations	Address	Description
Corporate Office	6011 University Blvd Suite 370 Ellicott City, MD 21043	Corporate Headquarters
Towson Office	22 West Pennsylvania Avenue Suite 102 Baltimore, MD 21204	Regional Banking Office
Annapolis Office	1997 Annapolis Exchange Pkwy Suite 140 Annapolis, MD 21401	Regional Banking Office and Regional Mortgage Banking Office
Rising Sun Office	6 Pearl Street Rising Sun, MD 21911	Regional Banking Office
Columbia Mortgage Office	8820 Columbia 100 Parkway Columbia, MD 21045	Regional Mortgage Banking Office
Timonium Mortgage Office	1954 Greenspring Drive Suite 165 Timonium, MD 21093	Regional Mortgage Banking Office

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

The following table reflects the high and low sale prices for the periods presented. Quotations are based on NASDAQ listings and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2014		2013
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$19.99	$9.25	$7.09	$6.10
Second	11.30	9.50	8.02	6.85
Third	11.20	9.25	9.10	7.26
Fourth	12.00	9.84	10.10	8.24

At February 28, 2015, we had 297 stockholders of record.

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

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2014	2013	2012	2011	2010
Operation Statement Data:
Interest income	$23,360	$17,711	$15,537	$14,640	$14,255
Interest expense	2,402	1,901	2,005	2,017	2,907
Provision for credit losses	3,255	950	718	1,164	1,633
Noninterest income	23,256	1,324	768	1,137	741
Noninterest expense	23,694	13,239	10,823	10,148	8,707
Federal and state income tax expense	6,853	984	1,138	1,063	816
Net income	10,412	1,961	1,621	1,385	933
Dividends	126	165	616	451	326
Net income available to common shareholders	10,286	1,796	1,005	934	607

Per share data and shares outstanding:
Net income per common share, basic	$2.53	$0.44	$0.31	$0.35	$0.23
Net income per common share, diluted	$2.48	$0.44	$0.31	$0.35	$0.23
Book value per common share at period end	$11.36	$8.80	$8.45	$9.12	$8.73
Average common shares outstanding	4,073,077	4,036,291	3,269,835	2,638,443	2,634,822
Diluted average common shares outstanding	4,154,280	4,076,470	3,269,835	2,638,443	2,634,822
Shares outstanding at period end	4,145,547	4,095,650	4,040,471	2,640,264	2,636,837

Financial Condition data:
Total assets	$691,416	$499,918	$401,675	$323,082	$300,219
Loans receivable (gross)	552,917	403,875	322,218	276,531	256,307
Allowance for credit losses	3,602	2,506	2,764	3,433	3,523
Other interest-earning assets	99,261	60,481	38,972	15,614	15,338
Total deposits	554,039	388,949	314,858	262,642	239,314
Borrowings	67,628	61,658	38,987	22,984	31,024
Total stockholders’ equity	59,643	48,624	46,721	36,630	29,288
Common equity	47,081	36,062	34,159	24,068	23,016

Average assets	557,602	428,961	356,355	306,567	302,095
Average stockholders' equity	50,674	47,717	41,338	31,749	29,004
Average common stockholders' equity	38,112	35,155	28,776	23,737	22,732

Selected performance ratios:
Return on average assets	1.87%	0.46%	0.45%	0.45%	0.31%
Return on average common equity	27.32%	5.58%	5.63%	5.83%	4.10%
Net interest margin(1)	3.97%	3.93%	3.98%	4.37%	4.01%
Efficiency ratio(2)	53.59%	77.27%	75.69%	73.75%	72.02%

Asset quality ratios:
Nonperforming loans to gross loans	1.12%	0.79%	0.75%	2.13%	2.20%
Allowance for credit losses to loans	0.65%	0.62%	0.86%	1.24%	1.37%
Allowance for credit losses to nonperforming loans	58.00%	78.76%	115.12%	58.40%	62.36%
Nonperforming assets to loans and other real estate	1.56%	1.37%	1.63%	2.79%	3.34%
Nonperforming assets to total assets	1.26%	1.11%	1.32%	2.40%	2.89%

Capital ratios:
Leverage ratio	8.60%	9.93%	12.34%	11.52%	9.52%
Tier I risk-based capital ratio	10.11%	11.45%	14.18%	13.14%	11.14%
Total risk-based capital ratio	10.73%	12.05%	15.02%	14.36%	12.39%
Average equity to average assets	9.09%	11.12%	11.60%	10.36%	9.60%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help current and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2014 and 2013 and our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

In October 2014 Howard Bank acquired the assets and deposits of a failed institution from the FDIC with branch locations in Harford and Cecil Counties in Maryland and Lancaster County in Pennsylvania. This added $135.6 million in assets and generated a bargain purchase gain of $16.1 million before tax and expanded our geographic reach.

In August 2014 Howard Bank purchased from NBRS Financial Bank its branch located at 800 Revolution Street, Havre de Grace, Maryland. Pursuant to the branch purchase, Howard Bank acquired $16.1 million in loans and $18.7 million in deposits. In connection with its purchase of the branch, Howard Bank made a net cash payment of $2.4 million, including a premium of approximately $384,000. This transaction was recorded as an asset acquisition rather than as a business combination.

In August 2013, Howard Bank purchased from Cecil Bank its branch located at 3 West Bel Air Avenue, Aberdeen, Maryland. Pursuant to the transaction, Howard Bank acquired $37.1 million in loans and $35.2 million in deposits from Cecil Bank, as well as the branch premises and equipment at their book value. In connection with its purchase of the branch from Cecil Bank, Howard Bank made a net cash payment to Cecil Bank of $3.2 million, including a premium of approximately $240,000. This transaction was recorded as an asset acquisition rather than as a business combination.

For the year ended December 31, 2014, we reported net income of $10.41 million compared to net income of $1.96 million in 2013, an increase of $8.5 million or 430%. The primary reason for this dramatic increase in earnings was a $16.1 million pretax bargain purchase gain on the FDIC assisted acquisition of NBRS in the fourth quarter of 2014. Please see Note 2 to the consolidated financial statements for additional details on this bargain purchase gain calculation. On a core operating basis, due to continued balance sheet growth, net interest income increased to $21.0 million in 2014, which represented an increase of $5.1 million or 33% compared to 2013. Partially offsetting the increase in net interest income, the provision for loan losses in 2014 of $3.3 million was $2.3 million higher than the 2013 provision of $950 thousand. The majority of this 2014 provision resulted from losses incurred on one lending relationship. Noninterest income increased to $23.3 million during 2014 compared to $1.3 million for 2013, representing an increase of $21.9 million or 1,657%. The largest contributor to the increased noninterest revenues was the $16.1 million bargain purchase gain relating to the NBRS Financial Bank acquisition noted above. Total noninterest expenses for 2014 of $23.7 million increased by $10.5 million or 79% over total noninterest expenses of $13.2 million in 2013. Compensation expenses, which accounted for more than half of the total increase in expenses, grew by $6.0 million or 82% during 2014 compared to 2013 largely due to increases in staff as we continue to expand.

For the year ended December 31, 2013, we reported net income of $1.96 million compared to net income of $1.62 million in 2012, an increase of $341 thousand or 21%. Net interest income increased to $15.8 million in 2013, which represented an increase of $2.3 million or 17% compared to 2012. The provision for loan losses in 2013 of $950 thousand was $232 thousand or 32% higher than the 2012 provision of $718 thousand. Noninterest income also increased, to $1.3 million during 2013 compared to $768 thousand for 2012, representing an increase of $556 thousand or 73%. The largest contributor to the increased noninterest revenues was the initiation of a Bank Owned Life Insurance (BOLI) program in January 2013, which generated $282 thousand of income during 2013. Total noninterest expenses for 2013 of $13.2 million increased by $2.4 million or 22% over total noninterest expenses of $10.8 million in 2012. Compensation expenses grew by $1.3 million or 22% during 2013 compared to 2012 due to increases in staffing as we continue to open new branch and regional office locations, and also commenced the building and staffing of our new mortgage division. Also in 2013, we recorded $347 thousand in expense due to a decreased valuation on one of our foreclosed properties, while this same expense for 2012 was only $48 thousand, representing a year over year increase of $299 thousand, as work towards disposal of the residual nonperforming assets on the balance sheet continued.

Our nonperforming assets totaled $8.7 million, or 1.26% of total assets, at December 31, 2014, compared to $5.6 million, or 1.11% of total assets, at December 31, 2013 and $5.3 million, or 1.32% of total assets, at December 31, 2012. We had loans totaling $1.2 million delinquent more than 90 days and still accruing at December 31, 2014 compared to $455 thousand and $249 thousand of such delinquencies at December 31, 2013 and December 31, 2012, respectively. In addition, we provided $3.3 million for credit losses for the year ended December 31, 2014 compared to $950 thousand for credit losses during the year ended December 31, 2013 and $718 thousand during the year ended December 31, 2012. In addition to the continual higher provisioning required due to the growth in the overall size of the loan portfolio, the 2014 provision was impacted by nearly $2.0 million in losses on one long term customer.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America and general practice within the banking industry. Accordingly, preparation of the financial statements require management to exercise significant judgment and discretion and make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, income taxes and share based compensation.

Allowance for credit losses

The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our loan portfolios as well as consideration of general loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses to maintain the allowance for credit losses at an appropriate level.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2014 and December 31, 2013 balance sheets is presented below.

Assets

Total assets increased $191.5 million, or 38.3%, to $691.4 million at December 31, 2014 compared to $500.0 million at December 31, 2013. This increase in assets was primarily due to a $149.0 million, or 36.9%, increase in loans, to $552.9 million at December 31, 2014 from $403.9 million at December 31, 2013. The increase in loans reflects approximately $14.2 million and $84.3 million related to the acquisitions of our Havre de Grace Branch and NBRS Financial Bank, respectively. Complementing this acquired growth, the Bank had organic growth of $50.5 million in loans during 2014. In addition to these increases in the loan portfolio, total assets was also bolstered by the activities in our newly formed mortgage banking group, which resulted in loans held for sale at December 31, 2014 of $42.9 million compared to only $3.3 million in loans pending sale at the end of 2013. The primary source of funding for the asset growth was an increase in deposit levels. Customer deposits increased from $388.9 million at December 31, 2013 to $554.0 million at December 31, 2014, an increase of $165.1 million or 42.5%. Supplementing the deposit growth, borrowed funds increased by $6.0 million or 9.7% during 2014. In addition, our total capital levels increased $11.0 million or 22.7% year over year, given the higher levels of 2014 annual earnings.

Securities Available for Sale

We currently hold both U.S. agency securities, treasury securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At December 31, 2014 and December 31, 2013 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.6 million and $2.3 million, respectively. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2014		2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$37,010	$36,981	$28,522	$28,521
Treasuries	4,000	3,997	-	-
Mortgage-backed	95	101	157	167
	$41,105	$41,079	$28,679	$28,688

We had securities available for sale of $41.1 million and $28.7 million at December 31, 2014 and December 31, 2013, respectively, which were recorded at fair value. This represents an increase of $12.4 million, or 43.2%, for the year ended December, 2014 from the prior year end.

With respect to our portfolio of securities available for sale, the portfolio contained 14 securities with unrealized losses of $32 thousand and eight securities with an unrealized loss of $2 thousand at December 31, 2014 and 2013, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary impairment losses.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio at December 31, 2014 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2014
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government
Agencies	$29,502	0.07%	$7,508	0.80%	$-	-%	$-	-%	$37,010	0.22%
Treasuries	4,000	0.01	-	-	-	-	-	-	4,000	0.01
Mortgage-backed	14	5.01	-	-	81	4.83	-	-	95	4.86
	$33,516	0.06%	$7,508	0.80%	$81	4.83%	$-	-%	$41,105	0.21%

Loan and Lease Portfolio

Total loans and leases increased by $149.0 million or 36.9%, to $552.9 million at December 31, 2014 from $403.9 million at December 31, 2013. Included in the 2014 loan and lease amount are $14.2 million associated with the Havre de Grace branch acquisition and $84.3 million associated with the NBRS acquisition. Loans during 2013 benefited from the purchase of $37.1 million in loans in the Aberdeen branch acquisition. At December 31, 2014, total loans were 80.0% of total assets compared to 80.8% of total assets at December 31, 2013. As the economy in our market area has started to improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans. With the expansion of our mortgage banking activities, our portfolio of residential mortgages also reflected growth during 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the loans we hold in our portfolio, we had loans held for sale of $42.9 million at December 31, 2014 and $3.3 million at December 31, 2013.

	December 31,
(dollars in thousands)	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$64,158	11.6%	$50,884	12.6%	$37,963	11.8%	$39,268	14.2%	$30,604	11.9%
Residential - first lien	88,293	16.0	39,249	9.7	29,826	9.3	22,087	8.0	22,309	8.7
Residential - junior lien	19,301	3.5	8,266	2.0	7,983	2.5	9,242	3.3	9,889	3.9
Total residential real estate	107,594	19.5	47,515	11.7	37,809	11.7	31,329	11.3	32,198	12.6
Commercial - owner occupied	112,826	20.4	90,333	22.4	61,119	19.0	46,588	16.8	46,947	18.3
Commercial - non-owner occupied	123,958	22.4	113,559	28.1	96,223	29.9	76,880	27.8	58,438	22.8
Total commercial real estate	236,784	42.8	203,892	50.5	157,342	48.8	123,468	44.6	105,385	41.1
Total real estate loans	408,536	73.9	302,291	74.8	233,114	72.3	194,065	70.2	168,187	65.6
Commercial loans and leases	139,669	25.2	100,410	24.9	87,844	27.3	81,243	29.4	86,851	33.9
Consumer loans	4,712	0.9	1,174	0.3	1,260	0.4	1,223	0.4	1,269	0.5
Total loans and leases	$552,917	100.0%	$403,875	100.0%	$322,218	100.0%	$276,531	100.0%	$256,307	100.0%

As is evident in the above table, we are primarily focused on lending to businesses for both commercial financing loans, and also commercial real estate lending. Increased amounts of residential and consumer loans are primarily as a result of loans acquired in association with NBRS. Our business model has always been to focus on the needs of small to mid-sized businesses and their owners. With the expansion of our mortgage banking activities, we expect our residential real estate lending to increase.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2014.

	As of December 31, 2014
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$31,415	$22,467	$10,276	$64,158
Residential - first lien	3,519	5,895	78,879	88,293
Residential - junior lien	125	1,885	17,291	19,301
Total residential real estate	3,644	7,780	96,170	107,594
Commercial - owner occupied	5,114	53,372	54,340	112,826
Commercial - non-owner occupied	14,595	64,833	44,530	123,958
Total commercial real estate	19,709	118,205	98,870	236,784
Total real estate loans	54,768	148,452	205,316	408,536
Commercial loans and leases	23,961	36,324	79,384	139,669
Consumer loans	1,108	2,341	1,263	4,712
Total	$79,837	$187,117	$285,963	$552,917
Rate terms:
Fixed rate	$34,161	$146,088	$129,810	$310,059
Adjustable rate	45,676	41,029	156,153	242,858
Total	$79,837	$187,117	$285,963	$552,917

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

Our deposits increased from $388.9 million at December 31, 2013 to $554.0 million at December 31, 2014, an increase of $165.1 million or 42.5%. Included in the 2014 deposit figure are $15.0 million associated with the Havre de Grace branch acquisition and $136.8 million associated with the NBRS acquisition. Because of the increases in deposits via these acquisitions, we allowed certain legacy deposits, primarily non-customer based institutional certificates of deposits, to decrease during 2014 by not offering to replace them upon their maturity. As detailed in the table below, all categories of deposits reflected growth in 2014. Our noninterest bearing demand deposit account balances at the end of 2012 included a large deposit by one customer that exceeded $10.2 million. These funds were withdrawn early in 2013, and account for the decline when comparing 2013 to 2012. Excluding this one customer, other noninterest bearing demand deposit account balances increased during 2013.

The following tables set forth the distribution of total deposit accounts, by account type, at the dates indicated

	December 31,
(dollars in thousands)	2014			2013			2012
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$142,727	26%	-%	$89,759	23%	-%	$95,875	30%	-%
Interest-bearing checking	49,988	9	0.24	31,443	8	0.27	26,209	8	0.34
Money market accounts	140,426	25	0.47	96,365	25	0.40	70,856	23	0.55
Savings	31,354	6	0.19	12,496	3	0.34	11,107	4	0.51
Certificates of deposit $100,000 and over	108,904	19	1.20	110,516	29	1.20	77,759	25	1.27
Certificates of deposit under $100,000	80,640	15	0.52	48,370	12	0.72	33,052	10	1.01
Total deposits	$554,039	100%	0.61%	$388,949	100%	0.67%	$314,858	100%	0.85%

As of December 31, 2014 and 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $108.9 million and $110.5 million, respectively. The following table sets forth the maturity of those certificates at December 31, 2014.

(in thousands)
Three months or less	$18,287
Over three to six months	40,697
Over six to twelve months	44,837
Over one year	5,083
$108,904

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs. Other borrowings used consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $67.6 million at December 31, 2014 and $61.7 million at December 31, 2013. Long term borrowing all consisted of FHLB advances. Short-term borrowings are summarized on the following table:

	December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$24,628	0.12%	$21,658	0.12%	$16,987	0.40%
Average for the year	$17,142	0.12%	$15,697	0.27%	$17,288	0.45%
Maximum month-end balance	$24,628		$24,644		$23,726
Federal Funds Purchased and
Short-term Borrowed Funds
At period end	$24,000	0.26%	$24,000	0.43%	$10,000	0.79%
Average for the year	$22,184	0.38%	$12,762	0.57%	$6,468	1.33%
Maximum month-end balance	$31,000		$24,000		$11,000

Short-term borrowing totaled $48.6 million at December 31, 2014 and $45.7 million at December 31, 2013. Securities sold under agreements to repurchase, totaling $23.8 million, consist of overnight electronic sweep products that move customer excess funds from non-interest bearing deposit accounts to an interest bearing repurchase agreement, which is considered a borrowing. Master notes, totaling $0.8 million similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2014 and 2013 there were $24.6 million and $21.7 million, respectively in borrowings under these repurchase agreements. At December 31, 2014 we had seven advances outstanding totaling $24.0 million, of which $11 million were federal funds purchased, and at December 31, 2013 there were 11 advances outstanding totaling $24.0 million in short-term advances outstanding, under borrowings from the FHLB.

Total Shareholders’ Equity

Total shareholders’ equity increased by $11.0 million or 22.7% from $48.6 million at December 31, 2013 to $59.6 million at December 31, 2014. The increase in shareholders’ equity is primarily the result of the retention of the earnings in 2014, supplemented by approximately $507 thousand in additional capital resulting from the exercise of stock options and warrants. Total shareholders’ equity at December 31, 2014 represents a capital to asset ratio of 8.6%, while the total shareholders’ equity at December 31, 2013 represents a capital to asset ratio of 9.7%. Even though capital levels increased, the overall growth in asset levels resulted in a decline in the capital to asset ratio.

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

	For the years ended December 31,
	2014			2013			2012
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$108,151	$5,173	4.78%	$92,595	$4,532	4.89%	$80,339	$4,341	5.40%
Commercial real estate	211,674	10,773	5.09	179,023	8,834	4.93	135,284	7,364	5.44
Construction and land	58,889	2,947	5.00	44,276	2,284	5.16	37,830	2,017	5.33
Residential real estate	70,025	3,141	4.49	40,664	1,838	4.52	32,292	1,561	4.83
Consumer	1,778	142	7.97	1,097	59	5.33	1,587	75	4.73
Total loans and leases	450,517	22,176	4.92	357,655	17,546	4.91	287,332	15,358	5.34
Loans held for sale	23,711	880	3.71	958	33	3.44	717	22	3.07
Federal funds sold	25,914	54	0.21	25,338	54	0.21	25,960	55	0.21
Securities: [2]
U.S. Treasury	1,074	-		-	-		-	-
U.S Gov agencies	20,198	20	0.10	16,725	26	0.16	23,947	55	0.23
Mortgage-backed	4,408	133	3.02	245	11	4.56	472	22	4.66
Other investments	2,499	97	3.89	1,825	40	2.20	1,208	25	2.07
Total securities	28,179	250	0.89	18,795	78	0.41	25,627	102	0.40
Total earning assets	528,321	23,360	4.42	402,747	17,711	4.40	339,637	15,537	4.57
Cash and due from banks	6,231			4,861			3,781
Bank premises and equipment, net	11,466			9,855			9,656
Other assets	16,391			14,484			6,429
Less: allowance for credit losses	(4,807)			(2,986)			(3,147)
Total assets	$557,602			$428,961			$356,355
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$35,065	$83	0.24%	$25,866	$69	0.27%	$18,997	$64	0.34%
Money market	116,010	550	0.47	81,345	327	0.40	65,603	362	0.55
Savings	16,535	31	0.19	12,270	42	0.34	11,705	60	0.51
Time deposits $100,000 and over	76,662	921	1.20	60,188	722	1.20	60,605	772	1.27
Other time deposits	95,774	494	0.52	68,894	496	0.72	51,803	521	1.01
Total interest-bearing deposits	340,046	2,079	0.61	248,563	1,656	0.67	208,712	1,779	0.85
Short-term borrowings	39,326	106	0.27	28,459	114	0.40	23,749	163	0.69
Long-term borrowings	19,927	217	1.09	16,521	131	0.79	7,262	64	0.88
Total interest-bearing funds	399,299	2,402	0.60	293,543	1,901	0.65	239,723	2,005	0.84
Noninterest-bearing deposits	105,361			86,727			74,431
Other liabilities and accrued expenses	2,268			974			863
Total liabilities	506,928			381,244			315,017
Shareholders' equity	50,674			47,717			41,338
Total liabilities & shareholders' equity	$557,602			$428,961			$356,355
Net interest rate spread [3]		$20,958	3.82%		$15,810	3.75%		$13,532	3.74%
Effect of noninterest-bearing funds			0.15			0.18			0.25
Net interest margin on earning assets [4]			3.97%			3.93%			3.98%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$641	$(103)	$744	$169	$(395)	$564
Commercial real estate	1,940	277	1,663	1,470	(687)	2,157
Construction and land	663	(68)	731	267	(66)	333
Residential real estate	1,303	(14)	1,317	276	(102)	378
Consumer	83	29	54	(16)	10	(26)
Loans held for sale	847	3	844	33	(12)	45
Taxable securities	172	90	82	(24)	4	(28)
Federal funds sold	0	(2)	2	(1)	-	(1)
Total interest income	5,649	212	5,437	2,174	(1,249)	3,423

Interest paid on:
Savings deposits	(10)	(18)	8	(18)	(20)	2
Checking plus interest deposits	13	(9)	22	5	(13)	18
Money market accounts	224	59	165	(35)	(98)	63
Time deposit $100,000 and over	199	1	198	(50)	(45)	(5)
Other time deposits	(2)	(140)	138	(24)	(147)	123
Short-term borrowings	(8)	(37)	29	(49)	(68)	19
Long-term borrowing	85	48	37	67	(6)	73
Total interest expense	501	(96)	597	(104)	(397)	293
Net interest earned	$5,148	$308	$4,840	$2,278	$(852)	$3,130

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison of the results of operations for the years ended December 31, 2014 and December 31, 2013 is presented below.

General

Net income available to common shareholders increased $8.5 million, or 472.8%, to $10.3 million for the year ended December 31, 2014 compared to of $1.8 million for the year ended December 31, 2013. The increase in net income available to common shareholders was primarily due to a $16.1 million pretax bargain purchase gain associated with the NBRS acquisition, partially offset by increases in non-interest expenses and an increase in the provision for credit losses. For 2014, the dividends paid on preferred stock decreased slightly due to a reduction in the dividend rate in mid-year 2013.

Interest Income

Interest income increased $5.6 million, or 31.9%, to $23.4 million for the year ended December 31, 2014 compared to $17.7 million during the year ended December 31, 2013. The increase was due primarily to a $5.5 million, or 31.2%, increase in interest income on loans. In addition, interest income earned on investment securities increased $172 thousand primarily as a result of balance sheet growth. Income derived from federal funds sold remained unchanged for 2014 versus 2013. The increase in interest income on loans was due to a $92.9 million increase in average loans outstanding for 2014 versus 2013. The yield earned on the loan portfolio remained relatively unchanged, as the average yield on loans was 4.92% for 2014 compared to 4.91% during 2013.

Interest Expense

Interest expense increased $501 thousand, or 26.4%, to $2.4 million during the year ended December 31, 2014 from $1.9 million during the prior year. The interest expense increased primarily due to an increase in average interest bearing funds from $293.5 million for 2013 to $399.3 million for 2014, representing an increase in the average interest bearing funds of $105.7 million or 36%. Mitigating the increase in interest expense due to the growth in funds was a decrease in the overall cost of funds for 2014 versus 2013 of five basis points.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $5.1 million, or 32.6%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth. As noted above, the increase in net interest income was primarily due to increased interest income of $5.6 million, or 31.9%, year over year, while interest expense increased less than $1 million, even with the sizable growth in deposits and borrowings.

Provision for Credit Losses

We establish a provision for credit losses, which is a charge to earnings, in order to maintain the allowance for credit losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision or circumstances change or more information becomes available. The allowance for credit losses is assessed on at least a quarterly basis and provisions are made for credit losses as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, we had a provision for credit losses of $3.3 million for 2014 compared to $1.0 million during 2013, an increase of $2.3 million. The $3.3 million provision during 2014 includes both specific amounts for loans that are individually evaluated for impairment as well as additional general provisions for loans that are collectively evaluated, and are influenced by our continued growth in the size of the loan portfolio. The increased provision for 2014 is a result of the growth in the loan portfolio during 2014 and from one large commercial customer that closed their business during the third quarter of 2014 and notified their customers that any remaining commitments under existing contracts would not be completed. While the Bank is pursuing multiple remedies, management deemed it prudent to absorb the full loss. The ratio of nonperforming loans to gross loans decreased from 0.79% at December 31, 2013 to 0.77% at December 31, 2014. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and other real estate owned (“OREO”) as a percentage of total assets. This asset quality measure for 2014 was 0.97% at December 31, 2014 compared to 1.11% at the end of 2013. Even though nonperforming assets increased to $6.7 million at the end of 2014 compared to $5.6 million at December 31, 2013, the ratio of nonperforming assets to total assets declined given the large asset growth encountered during 2014.

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

Noninterest Income

Noninterest income was $23.3 million for the year ended December 31, 2014 compared to $1.3 million for the year ended December 31, 2013. The two primary reasons for the increase in noninterest income were the bargain purchase gain resulting from the NBRS acquisition and higher mortgage banking revenues due to gains on the sales of residential loans. For further information on the $16.1 million bargain purchase gain see Note 2 to our consolidated financial statements. Our focus on building a mortgage banking platform commenced in late 2013, and continued through the first quarter of 2014. Throughout 2014, our mortgage loan originations increased each quarter, with total loans originated with the intent to sell to secondary investors exceeding $300 million for the year. As a result of the origination and subsequent sales of residential mortgage loans in 2014, revenue derived from mortgage banking activities was $4.3 million for 2014 compared to $215 thousand in 2013. Complementing the gains on sale of mortgage loans were loan fees associated with mortgage banking activities, which are included in loan related income. The loan fees realized in 2014 were $1.5 million compared to less than $100 thousand for 2013.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $210 thousand or 54.3% during 2014. This increase was due mainly to growth in deposit balances and an increase in overdraft or non-sufficient fees as more customer checks were presented where the funds were insufficient to cover the amount of the check.

The additional amounts under policies added to our BOLI program in December 2013 generated an increase of $95 thousand in income from bank owned life insurance, to $377 thousand during 2014 compared to $282 thousand during 2013.

Noninterest income for 2014 was also impacted by a loss on the sale of investment securities. As a part of the acquisition of NBRS in the fourth quarter of 2014, we acquired their investment portfolio. After a review of the composition of the acquired portfolio, it was determined that the longer term securities held exposed the Company to increased interest rate risk and were not a good fit with the legacy approach toward maintaining a shorter duration portfolio. As a result, during the fourth quarter of 2014 we sold all of the acquired securities, resulting in a loss on the sale of securities of $228 thousand. We did not sell any investment securities in 2013.

Noninterest Expenses

Noninterest expenses increased $10.5 million, or 79.0%, to $23.7 million for the year ended December 31, 2014 compared to the $13.2 million for the year ended December 31, 2013. Late in 2013 and throughout 2014, the Bank expanded its mortgage banking division, expanded into the greater Baltimore, Harford and Cecil markets and added operational staff, facilities and equipment needed to support these initiatives and these growth-related costs are reflected in overall increases in noninterest expense. More than half of this increase in expenditures was in compensation and benefits expenses, which increased by $6.0 million or 81.7% for 2014 versus 2013. 2014 compensation and benefits reflect the full complement of mortgage banking personnel that generated over $300 million in mortgage loans for resale into the secondary market and revenues of $4.3 million, increases in staffing from our organic expansion, and additional staff introduced via acquisitions. We had 216 full time equivalent employees (FTE) at December 31, 2014 compared to 96 FTE at the end of 2013, representing an increase of 120 FTE or 125%. Compensation costs increased $3.4 million while taxes and benefits increased $2.6 million year over year.

As would be expected given our balance sheet growth and increases in staffing, we have also increased the number of locations that we utilize, and have experienced a sizable increase in our occupancy costs. Occupancy and equipment expenses during 2014 increased $870 thousand or 54.6% from the prior year due to both the incremental costs of operating additional locations as we continue to expand our presence in the markets we serve and minor increases in rental payments for our existing facilities. As the Bank continues its greater Baltimore expansion we expect to see these costs increase.

Marketing and business development expenses during 2014 increased $922 thousand or 122.7% over the prior year to support sales growth and research initiatives in conjunction with ongoing organic and acquisition growth activities and also our strategic growth initiatives. Approximately $700 thousand of this increase was incurred by mortgage banking activities to generate the origination levels achieved.

Professional fees, which consist primarily of legal, accounting and consulting expenses, increased $618 thousand or 70.0% during 2014 compared to the prior year. This increase was primarily from legal and investment banking fees for the branch acquisition and the FDIC-assisted acquisitions consummated in 2014, as well as ongoing strategic growth initiatives.

Other operating expenses consists mainly of loan-related expenses (including collection costs associated with non-performing assets) and a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $1.8 million year over year. Of the total $1.8 million increase in other operating expenses, nearly $1.0 million was related to the development of the mortgage banking infrastructure and operations. Credit reports and appraisals, which are a component of loan-related expenses, increased by approximately $700 thousand when comparing 2014 to 2013. Most of the remainder of the increase in operating cost was due to the dramatic increase in staff and locations, and the resulting increases in expenses such as telephone and data lines, postage, software and physical security costs.

We expect noninterest expenses to be higher in 2015 as we incur merger-related expenses in connection with the pending merger with Patapsco Bancorp. After the merger is consummated, compensation and benefits and occupancy expenses will be higher due to the branches and personnel acquired in the merger.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, our noninterest income (particularly the bargain purchase gain) and noninterest expense levels, pretax income increased by $14.3 million from $2.9 million in 2013 to $17.3 million in 2014.

Income tax expense amounted to $6.9 million for year ended December 31, 2014 and $1.0 million for the year ended December 31, 2013, resulting in effective tax rates of 39.7% and 33.4%, respectively. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items relative to pre-tax income. Because of the sizable increase in fully taxable income for 2014, the resulting effective tax rate was much closer to statutory rates than that recorded in 2013.

A Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012 is presented below:

General

Net income available to common shareholders increased $791 thousand, or 78.7%, to $1.8 million for the year ended December 31, 2013 compared to net income of $1.0 million in 2012. The increase in net income available to common shareholders was primarily due to an increase in net interest income which continued to benefit from overall decreases in the cost of funding and an increase in noninterest income, partially offset by an increase in the provision for credit losses and noninterest expenses.

Interest Income

Interest income increased $2.2 million, or 14.0%, to $17.7 million for the year ended December 31, 2013 compared to $15.5 million during the year ended December 31, 2012. The increase was due to a $2.2 million, or 14.3%, increase in interest income on loans. Interest income earned on investment securities and income derived from federal funds sold remained relatively unchanged, decreasing $25 thousand for 2013 versus 2012. The increase in interest income on loans was due to a $70.3 million increase in average loans outstanding for 2013 versus 2012. Partially offsetting the additional revenue from the higher levels of loan balances was an overall decrease in the yield earned on the loan portfolio, as the average yield was 4.91% for 2013 compared to 5.34% during 2012.

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

Occupancy and equipment expenses during 2013 increased $83 thousand or 5.5% from the prior year due to both increases in rental payments for our existing facilities and the incremental costs of operating additional locations as we continue to expand our presence in the markets we serve.

Marketing and business development expenses during 2013 increased $146 thousand or 23.4% over the prior year to support sales growth and research initiatives in conjunction with ongoing internal growth activities and also our strategic growth initiatives.

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

Other operating expenses consist mainly of loan related expenses (including collection costs associated with non-performing assets), and a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $89 thousand or 6.9% year over year. Generally, we have experienced a decline in the costs relating to loan collection activities, as our asset quality has improved, while we have recorded increases in the general expense categories mentioned above due to our growth in staff levels, locations, and customer base.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, our noninterest income and noninterest expense levels, pretax income increased by $186 thousand or 6.7% from $2.8 million in 2012 to $2.9 million in 2013.

Income tax expense amounted to $984 thousand for year ended December 31, 2013 and $1.1 million for the year ended December 31, 2012, resulting in effective tax rates of 33.4% and 41.3%, respectively. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items relative to pre-tax income.

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

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if management has serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income, if any, is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Real estate loans:
Construction and land	$1,144	$-	$432	$-	$-
Residential - First Lien	719	331	442	368	-
Residential - Junior Lien	57	-	-	44
Commercial	-	258	384	1,988	3,601
Commercial and leases	2,015	2,593	1,143	3,229	1,764
Consumer	92	-	-	9	-
Total non-accrual loans	4,027	3,182	2,401	5,638	5,365
Accruing troubled debt restructure loans:
Real estate loans:
Construction and land	-	-	-	-	-
Residential - First Lien	-	-	-	240	-
Residential - Junior Lien	-	-	-	-	-
Commercial	226	-	-	-	-
Commercial and leases	-	-	-	-	285
Consumer	-	-	-	-	-
Total accruing troubled debt restructure loans	226	-	-	240	285
Total non-performing loans	4,253	3,182	2,401	5,878	5,650
Other real estate owned:
Land	595	595	595	595	877
Commercial	1,877	1,782	2,130	1,084	1,941
Residential	-	-	178	206	206
Total other real estate owned	2,472	2,377	2,903	1,885	3,024
Total non-performing assets	$6,725	$5,559	$5,304	$7,763	$8,674
Ratios:
Non-performing loans to total gross loans	0.77%	0.79%	0.75%	2.13%	2.20%
Non-performing assets to total assets	0.97%	1.11%	1.32%	2.40%	2.89%

Of the $4.0 million in non-accrual loans shown for 2014, approximately $3.1 million was from legacy loans, while the additional $0.9 million (which represented the increase over 2013) resulted from our acquisition of NBRS from the FDIC. The performing troubled debt restructure debt of $0.2 million was from a legacy loan organically originated. No OREO was acquired in the NBRS acquisition.

Included in total non-accrual loans at December 31, 2014 above are 7 troubled debt restructured (“TDR”) loans totaling $1.0 million that were not performing in accordance with the modified terms, and the accrual of interest has ceased. These TDRs are 6 commercial loans that represent one relationship and one residential first lien credit. Loans 90 days or more past due and still accruing interest at December 31, 2014 consisted of one construction and land loan of $278 thousand, one commercial real estate loan with a balance of $150 thousand, one residential first lien of $158 thousand and three commercial loan with a balance of $571 thousand.

Interest income that would have been recorded during the year ended December 31, 2014, 2013 and 2012 if non-accrual loans had been current and in accordance with their original terms was $126 thousand, $116 thousand and $113 thousand, respectively. No interest income was recorded on such loans during these periods.

Under accounting principles generally accepted in the United States of America, we are required to account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings.

Nonperforming assets amounted to $6.7 million or 0.97% of total assets at December 31, 2014 compared to $5.6 million or 1.11% of total assets at December 31, 2013 and $5.3 million or 1.32% of total assets at December 31, 2012. Total nonperforming assets increased by $1.2 million during 2014 due to a $845 thousand increase in non-accrual loans, a $226 thousand increase in current TDRs and a slight increase in OREO of $95 thousand. There was one new OREO property added in 2014.

The composition of our nonperforming loans is further described below:

Non-Accrual Loans:

•	Two construction and land loans totaling $1.1 million, one that includes a specific reserve.
•	Five residential first lien loans totaling $719 thousand. Four of these loans were acquired from NBRS.
•	One residential junior lien totaling $57 thousand.
•	24 Commercial loans totaling $2.0 million. Six with SBA guarantees and where applicable, reserves have been taken to reflect the amount expected to be received once claims are submitted to the SBA.
•	Two consumer loans for $92 thousand.

Trouble Debt Restructure Loans:

•	One commercial loans totaling $226 thousand.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When property is acquired it is at recorded fair value less estimated cost to sell at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $2.5 million at December 31, 2014, $2.4 million at December 31, 2013 and $2.9 million at December 31, 2012. Foreclosed real estate at December 31, 2014 consisted of two office condominiums in Prince George’s County, Maryland, several parcels of unimproved land in Baltimore County, Maryland, a commercial building in Carroll County, Maryland, and one commercial building in Sussex County, Delaware.

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

	December 31,
(in thousands)	2014	2013	2012
Classified loans:
Substandard	$7,037	$3,182	$2,401
Doubtful	966	-	-
Total classified loans	8,003	3,182	2,401
Special mention	-	-	-
Total criticized loans	$8,003	$3,182	$2,401

At December 31, 2014, total classified loans of $8.0 million consisted of non-accrual loans totaling $4.3 million and accruing TDR loans totaling $0.2 million. At December 31, 2013, total classified loans were $3.2 million of non-accrual loans consisting of $2.6 million in commercial business lines and loans, $331 thousand in residential real estate, and $258 thousand in commercial real estate loans non-owner occupied.

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

As of December 31, 2014 and 2013, nonperforming loans amounted to $4.3 million and $3.2 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $1.1 million and $1.3 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $3.2 million and $1.9 million, respectively, at December 31, 2014 and December 31, 2013.

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

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$2,506	$2,764	$3,433	$3,523	$3,508
Charge-offs:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	-	(183)	(79)	-	-
Residential junior lien loans	-	-	(44)	-	(40)
Commercial owner occupied laons	-	-	-	(1,033)	-
Commercial non-owner occupied loans	(160)	(375)	(268)	-	(100)
Commercial loans and leases	(2,054)	(759)	(1,129)	(562)	(1,585)
Consumer loans	(5)	-	(15)	(21)	(29)
	(2,219)	(1,317)	(1,535)	(1,616)	(1,754)
Recoveries:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	1	-	-	-	-
Residential junior lien loans	-	-	-	-	-
Commercial owner occupied laons	-	-	-	-	-
Commercial non-owner occupied loans	4	29	63	-	-
Commercial loans and leases	55	80	80	361	135
Consumer loans	-	-	5	1	1
	60	109	148	362	136
Net charge-offs	(2,159)	(1,208)	(1,387)	(1,254)	(1,618)
Provision for credit losses	3,255	950	718	1,164	1,633
Balance at end of year	$3,602	$2,506	$2,764	$3,433	$3,523

Net charge-offs to average loans and leases	0.48%	0.34%	0.48%	0.48%	0.63%

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

	December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1	Amount	Percent 1	Amount	Percent 1	Amount	Percent1
Real estate
Construction and land loans	$174	11.6%	$122	12.6%	$127	11.8%	$174	14.2%	$143	11.9%
Residential first lien loans	272	16.0	200	9.7	204	9.2	111	8.0	16	9.1
Residential junior lien loans	55	3.5	34	2.0	22	2.5	64	3.3	20	3.8
Commercial owner occupied laons	160	20.4	131	22.4	650	19.0	611	16.8	892	18.2
Commercial non-owner occupied loans	562	22.4	541	28.1	505	29.8	197	27.8	124	22.7
Commercial loans and leases	2,366	25.2	1,464	24.9	1,227	27.3	2,233	29.4	2,294	33.8
Consumer loans	13	0.9	14	0.3	29	0.4	43	0.5	34	0.5
Total	$3,602	100.0%	$2,506	100.0%	$2,764	100.0%	$3,433	100.0%	$3,523	100.0%

(1)	Represents the percent of loans in each category to total loans

We measure the historic loss performance based upon the levels of losses incurred in each preceding 24-month period. As is shown in table above, reflecting the amount of charge-offs per segment, except for 2011, commercial loans has been the category with the most credit losses over the last five years, and thus the allocation of the total allowance at December 31, 2014 reflects this historic loss experience.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2014 and December 31, 2013.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014 and 2013, cash and cash equivalents totaled $24.5 million and $35.7 million, respectively. The decrease for 2014 primarily resulted from the growth in our total loans, including loans held for sale, outpacing the growth in our deposits and other sources of funds. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2014 and 2013, we had $115.3 million and $75.8 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $64.4 million and $34.5 million at December 31, 2014 and 2013, respectively, and $50.9 million and $41.3 million in unused lines of credit to borrowers at December 31, 2014 and 2013, respectively. In addition to commitments to originate loans and unused line of credits we had $12.4 million and $9.7 million in letters of credit at December 31, 2014 and 2013, respectively. Certificates of deposit due within one year totaled $105.9 million, or 19.1% of total deposits, and $97.4 million, or $25.0% of total deposits, at December 31, 2014 and 2013, respectively. If we did not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2014.

Our primary investing activity is originating loans. During the years ended December 31, 2014 and December 31, 2013, cash used to fund net loan growth was $45.6 million and $45.7 million, respectively. During these periods, we purchased $26.3 million and $50.5 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $2.6 million and $38.8 million, respectively, during the years ended December 31, 2014 and 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $43 million in 2014 compared to $40 million in 2013. At December 31, 2014, we had the ability to borrow up to a total of $79.1 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014 and 2013, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See— “Item 1. Business—Supervision and Regulation—Howard Bank—Banking Regulation—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2014 and December 31, 2013 are as follows:

	December 31,
(in thousands)	2014	2013

Unfunded loan commitments	$64,375	$34,464
Unused lines of credit	50,889	41,326
Letters of credit	12,397	9,676

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2014, December 31, 2013 or December 31, 2012 as a liability for credit loss related to these commitments.

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

Report of Independent Registered Public Accounting Firm

STEGMAN & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS AND MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc., (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Howard Bancorp, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 27, 2015

Suite 100, 405 East Joppa Road Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman. com

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands)	2014	2013
ASSETS
Cash and due from banks	$23,598	$23,282
Federal funds sold	919	12,454
Total cash and cash equivalents	24,517	35,736
Securities available-for-sale, at fair value	41,079	28,688
Nonmarketable equity securities	2,571	2,282
Loans held for sale, at fair value	42,881	3,298
Loans and leases, net of unearned income	552,917	403,875
Allowance for credit losses	(3,602)	(2,506)
Net loans and leases	549,315	401,369
Bank premises and equipment, net	12,122	10,842
Core deposit intangible	1,391	342
Bank owned life insurance	11,659	11,282
Other real estate owned	2,472	2,377
Deferred tax asset	-	1,125
Interest receivable and other assets	3,409	2,577
Total assets	$691,416	$499,918
LIABILITIES
Noninterest-bearing deposits	$142,727	$89,759
Interest-bearing deposits	411,312	299,190
Total deposits	554,039	388,949
Short-term borrowings	48,628	45,658
Long-term borrowings	19,000	16,000
Deferred tax liability	4,686	-
Accrued expenses and other liabilities	5,420	687
Total liabilities	631,773	451,294
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA shares at December 31, 2014 and December 31, 2013.	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,145,547 shares at December 31, 2014 and 4,095,650 December 31, 2013	41	41
Capital surplus	38,360	37,607
Retained earnings/(accumulated deficit)	8,696	(1,590)
Accumulated other comprehensive (loss) income	(16)	4
Total shareholders’ equity	59,643	48,624
Total liabilities and shareholders’equity	$691,416	$499,918

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands)	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$23,056	$17,579	$15,380
Interest and dividends on securities	250	78	102
Other interest income	54	54	55
Total interest income	23,360	17,711	15,537
INTEREST EXPENSE
Deposits	2,079	1,656	1,778
Short-term borrowings	106	114	163
Long-term borrowings	217	131	64
Total interest expense	2,402	1,901	2,005
NET INTEREST INCOME	20,958	15,810	13,532
Provision for credit losses	3,255	950	718
Net interest income after provision for credit losses	17,703	14,860	12,814
NONINTEREST INCOME
Service charges on deposit accounts	597	387	322
Realized and unrealized gains on mortgage banking activity	4,341	215	122
Bargain purchase gain	16,090	-	-
Loss on the sale of securities	(228)	-	-
Loss on the sale of other real estate owned	-	(37)	(131)
Income from bank owned life insurance	377	282	-
Loan related income	1,601	115	131
Other operating income	478	362	324
Total noninterest income	23,256	1,324	768
NONINTEREST EXPENSE
Compensation and benefits	13,434	7,397	6,075
Occupancy and equipment	2,462	1,592	1,509
Amortization of core deposit intangible	111	34	-
Marketing and business development	1,674	752	606
Professional fees	1,501	883	535
Data processing fees	866	529	451
FDIC Assessment	442	327	310
Provision for other real estate owned	-	347	48
Loan related expense	1,170	248	384
Other operating expense	2,034	1,130	905
Total noninterest expense	23,694	13,239	10,823
INCOME BEFORE INCOME TAXES	17,265	2,945	2,759
Income tax expense	6,853	984	1,138
NET INCOME	10,412	1,961	1,621
Preferred stock dividends	126	165	616
Net income available to common shareholders	$10,286	$1,796	$1,005
NET INCOME PER COMMON SHARE
Basic	$2.53	$0.44	$0.31
Diluted	$2.48	$0.44	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2014	2013	2012
Net Income	$10,412	$1,961	$1,621
Other comprehensive income
Investments available-for-sale:
Reclassification adjustment for losses	228	-	-
Related income tax benefit	(90)	-	-
Unrealized holding (losses) gains	(262)	(27)	2
Related income tax benefit (expense)	104	10	(1)
Comprehensive income	$10,392	$1,944	$1,622

Consolidated Statements of Changes in Shareholders’ Equity

					Retained	Accumulated
					Earnings/	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit)	gain/loss	Total

Balances at January 1, 2012	$12,562	2,640,264	$26	$28,413	$(4,391)	$20	$36,630
Net income	-	-	-	-	1,621	-	1,621
Net unrealized gain on securities	-	-	-	-	-	1	1
Dividends paid on preferred stock	-	-	-	-	(616)	-	(616)
Issuance of common stock:
Stock offering	-	1,396,364	14	8,966	-	-	8,980
Stock awards	-	3,843	-	22	-	-	22
Stock-based compensation	-	-	-	83	-	-	83
Balances at December 31, 2012	12,562	4,040,471	40	37,484	(3,386)	21	46,721
Net income	-	-	-	-	1,961	-	1,961
Net unrealized loss on securities	-	-	-	-	-	(17)	(17)
Dividends paid on preferred stock	-	-	-	-	(165)	-	(165)
Issuance of common stock:
Stock awards	-	5,179	-	37	-	-	37
Stock-based compensation	-	50,000	1	86	-	-	87
Balances at December 31, 2013	12,562	4,095,650	41	37,607	(1,590)	4	48,624
Net income	-	-	-	-	10,412	-	10,412
Net unrealized loss on securities	-	-	-	-	-	(20)	(20)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited restricted shares	-	(6,668)	-	(34)	-	-	(34)
Issuance of common stock:
Exercise of options and warrants	-	51,207	-	507	-	-	507
Stock awards	-	5,358	-	54	-	-	54
Stock-based compensation	-	-	-	226	-	-	226
Balances at December 31, 2014	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,412	$1,961	$1,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,255	950	718
Deferred income taxes	5,825	45	518
Provision for other real estate owned	-	347	48
Depreciation	734	599	523
Stock-based compensation	246	124	105
Net accretion of investment securities	7	17	42
Bargain purchase gain	(16,090)	-	-
Loss on sales of securities	228	-	-
Net amortization of intangible asset	111	34	-
Loans originated for sale	(309,404)	(14,119)	(10,777)
Proceeds from sale of loans originated for sale	274,162	12,674	9,907
Realized and unrealized gains on mortgage banking activity	(4,341)	(215)	(122)
Loss on sales of other real estate owned, net	-	37	131
Cash surrender value of BOLI	(377)	(282)	-
Decrease in interest receivable	(542)	(29)	(93)
Increase (decrease) in interest payable	56	21	(10)
Increase in other assets	159	(981)	1,092
Increase (decrease) in other liabilities	4,447	(443)	292
Net cash (used in) provided by operating activities	(31,112)	740	3,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(26,544)	(50,513)	(47,018)
Proceeds from maturities of investment securities available-for-sale	48,810	48,658	33,479
Net increase in loans and leases outstanding	(48,765)	(45,679)	(48,799)
Purchase of bank owned life insurance	-	(11,000)	-
Proceeds from the sale of other real estate owned	-	141	527
Purchase of premises and equipment	(2,010)	(1,033)	(612)
Cash received (paid) in acquisition (net of cash received)	39,922	(3,195)	-
Net cash provided by (used in) investing activities	11,413	(62,621)	(62,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	24,488	(6,115)	33,831
Net (decrease) increase in interest-bearing deposits	(22,360)	44,866	18,385
Net increase in short-term borrowings	2,971	18,670	14,004
Proceeds from issuance of long-term debt	12,000	12,000	2,000
Repayment of long-term debt	(9,000)	(8,000)	-
Net proceeds from issuance of common stock, net of cost	507	-	8,980
Cash dividends on preferred stock	(126)	(165)	(616)
Net cash provided by financing activities	8,480	61,256	76,584

Net (decrease) increase in cash and cash equivalents	(11,219)	(625)	18,156
Cash and cash equivalents at beginning of period	35,736	36,361	18,205
Cash and cash equivalents at end of period	$24,517	$35,736	$36,361

SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,345	$1,879	$2,015
Cash payments for income taxes	495	707	490
Transferred from loans to other real estate owned	95	-	1,598

Assets acquired in branch acquisition (net of cash received)	$16,841	$38,535	$-
Liabilities assumed in branch acquisition	18,826	35,340	-
Assets acquired in business combination (net of cash received)	135,569	-	-
Liabilities assumed in business combination	143,990	-	-

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

On October 17, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of NBRS Financial Bank (“NBRS”), which was closed on October 17, 2014 by the Maryland Office of the Commissioner of Financial Regulation (the “NBRS Acquisition”). The NBRS Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (the “FDIC”). The Bank did not acquire any of NBRS’s other real estate owned. See Note 2 for further information regarding the NBRS Acquisition.

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

Loans Held-For-Sale

During the quarter ended June 30, 2014 the Company elected to apply the fair value option under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10 “Recognition and Measurement of Financial Assets and Financial Liabilities” to loans held for sale. As such, mortgage loans originated and intended for sale into the secondary market are carried at fair value. Fair value is determined based on outstanding investor commitments, and in the absence of such commitments, on current investor yield requirements or third party pricing models. This election was made in order to better align the timing and recognition of the revenues generated with the related costs associated with mortgage loans originated with the intent to sell at the measurement date. Prior to this election, loans were originated and recorded at cost as of the measurement date, and related gains or losses were not recorded until the loan was sold. The effect of implementing the fair value for mortgage loans held for sale during the second quarter accelerated mortgage related revenues by $1.0 million through December 31, 2014.

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

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in absent of such commitments, based on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

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

For purposes of calculating fair value of rate lock commitments, we estimate loan closing and investor delivery rate based on historical experience. The measurement of the estimated fair value of the rate lock commitments is presented as realized and unrealized gains from mortgage banking activities.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The specific component of the allowance for credit losses also includes management’s determination of the amounts necessary given concentrations and changes in portfolio mix and volume.

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

Each of these qualitative risk factors is measured based upon data generated either internally, or in the case of economic conditions utilizing independently provided data on items such as unemployment rates, commercial real estate vacancy rates, or other market data deemed relevant to the business conditions within the markets served.

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

Other Real Estate Owned

Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Revenues and expenses from operations are included in noninterest income. Additions to the valuation allowance are included in noninterest expense. Subsequent to foreclosure, valuations are periodically performed by management and an allowance for losses is established, if necessary, by a charge to operations if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Intangible Asset

Intangible assets consist of core deposit intangibles (“CDI”) acquired in branch acquisitions. CDI represent the excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in branch acquisitions. These intangible assets are amortized on an accelerated basis over an original life of 10 to 15 years. The Company reviews its intangible assets for impairment yearly, or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If such impairment is indicated, impairment is recognized by accelerating the amortization of the asset to the extent that the carrying value exceeds the estimated fair value.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination for income tax returns for the years ending after December 31, 2010.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants.

Share-Based Compensation

Compensation cost is recognized for stock options issued to directors and employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to when the director or employee first becomes eligible to retire.

Compensation expense for non-vested common stock awards is based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded.

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

Reclassifications

Certain reclassifications to 2013 and 2012 financial presentation were made to conform to the 2014 presentation. These reclassifications did not affect previous reported net income or total shareholders’ equity.

New Accounting Pronouncements

Update ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update clarifies how creditors classify certain government-sponsored mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

1. The loan has a government guarantee that is not separable from the loan before foreclosure.

2. At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

3. At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.

The amendments in this Update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of the amendments in this update can be either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. The Company will evaluate the amendments in this update but does not believe they will have an impact on its financial position or results of operations.

Update ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will evaluate the amendments in this update but does not believe they will have an impact on its financial position or results of operations

ASU No. 2014-04, Receivables –Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations

ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and for repurchase financing arrangements; require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update require two new disclosures certain transactions. First to disclose information about certain transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the same counterparty. Secondly to disclose information about repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The amendments of ASU 2014-11 are effective for interim and annual periods beginning after December 15, 2014. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations

Note 2: Business Combination

NBRS Acquisition

Upon receipt of information from the FDIC, the Company pursued the FDIC assisted acquisition of NBRS Financial Bank as it was deemed a strategic opportunity to acquire assets and assume the liabilities of an institution that operated in counties contiguous to the Company’s then current market. The Company has accounted for the NBRS Acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition date. Fair value estimates were based on management’s acceptance of a fair market valuation analysis performed by an independent third party firm.

In October of 2014 the Bank submitted a bid to the FDIC which included a bid based upon acquiring loans at a discounted amount, and also assuming the deposits of NBRS at a slight deposit premium. The Bank was notified that is was the winning bidder in this process, and the net asset discount accepted by the FDIC was $24.5 million. Immediately after the closing of this transaction, the FDIC remitted these funds to the Bank.

The acquired assets and assumed liabilities of NBRS were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of NBRS. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities.

The statement of net assets acquired and the resulting bargain purchase gain recorded is presented in the following tables. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

	As recorded by NBRS	Fair Value Adjustments		As Recorded By Howard Bancorp, Inc.

Assets

Cash and Due From	$9,684	$-		$9,684
Overnight Investments	2,963	-		2,963
Investment Securities	31,738	-		31,738
Loans	100,490	(11,122	)(a)	89,368
ALLL	-			-
Interest Receivable on Loans	280	-		280
Fixed Assets	384	(215	)(b)	169
Other Assets	690	677	(c)	1,367
Total Assets	146,229	(10,660)		135,569

Liabilities

Deposits - Transaction accounts	83,031	-		83,031
Deposits - CD's	60,327	475	(d)	60,802
Total Deposits	143,358	475		143,833
Other Liabilities	157	-		157
Total Liabilities	$143,515	$475		$143,990

Total Liabilities

Net identifiable assets acquired
over/(under) liabilities assumed	$2,714	$(11,135)		$(8,421)

(a)	Adjustment reflects the fair value adjustments based upon the Company's evaluation of the acquired loan portfolio and excludes the allowance for credit losses recorded by NBRS.
(b)	Adjustment reflects the fair value adjustments based upon the Company's evaluation of the acquired premises and equipment.
(c)	Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.
(d)	Adjustment arises since the interest rates paid on interest bearing deposits were higher than rates available in the market on similar deposits as of the acquisition date.

The following table summarizes the acquired assets and assumed liabilities in the NBRS Acquisition as of the acquisition date, and the pre-tax bargain purchase gain of $16.1 million recognized on the transaction:

(in thousands)

Assets acquired at fair value:

Cash and Cash Equivalents	$12,647
Investment securities available for sale, at fair value	31,738
Loans	89,368
Accrued interest receivable	280
Other assets	859
Core deposit intangible	677
Total fair value of assets acquired	$135,569

Liabilities assumed at fair value:
Deposits	143,833
Accrued expenses and other liabilities	157
Total fair value of liabilities assumed	$143,990

Net liabilities assumed at fair value:		$(8,421)
Transaction cash consideration received from the FDIC		24,511
Bargain purchase gain, before tax		$16,090

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all NBRS loans as of the acquisition date.

	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable FMV Adjustments	Carrying Value of Loans Receivable

Performing Loans Acquired	$83,536	$-	$83,536	$1,721	$81,815
Impaired Loans Acquired	2,466	1,125	1,341	285	1,056
Loans under contract to sell	14,489	7,992	6,497	-	6,497
Total	$100,490	$9,116	$91,374	$2,006	$89,368

At our acquisition of NBRS, we recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into three loan pools, performing and non-performing loans to be retained in our portfolio, and a third category of loans which upon acquisition had pre-arranged agreements to sell within 30 days of acquisition.

We had an independent third party determine the net discounted value of cash flows on approximately 700 performing loans totaling $83.5 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable discount adjustment of $1.7 million at acquisition.

We also individually evaluated 13 impaired loans totaling $2.5 million to determine the fair value as of the October 17, 2014 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit risk related non-accretable difference of $1.1 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $285 thousand at acquisition relating to these impaired loans.

During our due diligence, which was conducted as a component of the FDIC bidding process, we invited a third party firm to participate in the onsite loan review in order to allow them to bid upon the majority of the non-accrual and troubled loans held by NBRS. After their review, we entered into a binding agreement where they would purchase specific loans at predetermined amounts, if the Company were the successful bidder in the FDIC process. Because the loans and the pricing was pre-determined, the agreed upon purchase price was deemed to be the fair market value, and these loans were not part of the valuation process utilized on the remaining portfolio loans. These loans were sold to this third party in November 2014 at the fair market value previously determined, and no subsequent gains or losses were recorded upon the sale.

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2014 and 2013, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and two domestic correspondents as partial compensation for services they provided to the Company.

Note 4: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	December 31,
(in thousands)	2014				2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$37,010	$-	$29	$36,981	$28,522	$1	$2	$28,521
Treasuries	4,000	-	3	3,997	-	-	-	-
Mortgage-backed	95	6	-	101	157	10	-	167
	$41,105	$6	$32	$41,079	$28,679	$11	$2	$28,688

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either December 31, 2014 or December 31, 2013. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 is as follows:

December 31, 2014
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$26,477	$29	$-	$-	$26,477	$29
Treasuries	3,997	3	-	-	3,997	3
Mortgage-backed	-	-	-	-	-	-
	$30,474	$32	$-	$-	$30,474	$32

December 31, 2013
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$15,994	$2	$-	$-	$15,994	$2
Mortgage-backed	-	-	-	-	-	-
	$15,994	$2	$-	$-	$15,994	$2

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	December 31,
(in thousands)	2014		2013
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$33,516	$33,506	$28,522	$28,521
After one through five years	7,508	7,487	51	54
After five through ten years	81	86	106	113
After ten years	-	-	-	-
	$41,105	$41,079	$28,679	$28,688

The NBRS Acquisition increased the Company’s investment securities by approximately $31.7 million. Because the composition of the acquired securities portfolio was primarily long term fixed rate mortgage backed securities, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand. There were no sales of investment securities during 2013 or 2012.

At December 31, 2014 and December 31, 2013, $23.8 million and $20.7 million fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for U. S. Government and U. S. Government agency securities had outstanding balances that exceeded ten percent of shareholders’ equity at December 31, 2014.

Note 5: Nonmarketable Equity Securities

At December 31, 2014 and December 31, 2013, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank of Atlanta stock, which is required for continued membership, of $2.6 million and $2.3 million, respectively. These investments are carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2014 and December 31, 2013 are presented in the following table:

	December 31, 2014			December 31, 2013
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$56,490	$7,668	$64,158	$44,767	$6,117	$50,884
Residential - first lien	58,904	29,389	88,293	38,747	502	39,249
Residential - junior lien	11,006	8,295	19,301	8,220	46	8,266
Total residential real estate	69,910	37,684	107,594	46,967	548	47,515
Commercial - owner occupied	85,824	27,002	112,826	79,623	10,710	90,333
Commercial - non-owner occupied	100,589	23,369	123,958	99,933	13,626	113,559
Total commercial real estate	186,413	50,371	236,784	179,556	24,336	203,892
Total real estate loans	312,813	95,723	408,536	271,290	31,001	302,291
Commercial loans and leases	113,176	26,493	139,669	96,518	3,892	100,410
Consumer	1,485	3,227	4,712	1,153	21	1,174
Total loans	$427,474	$125,443	$552,917	$368,961	$34,914	$403,875

There were $42.9 million and $3.3 million in loans held for sale at December 31, 2014 and December 31, 2013, respectively.

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

Note 7: Credit Quality Assessment

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

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2014 and 2013:

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	(160)	(2,054)	(5)	(2,219)
Recoveries	-	1	-	-	4	55	-	60
Provision for credit losses	52	71	21	29	177	2,901	4	3,255
Ending balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602

Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	60	-	-	-	-	483	-	543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168

Loans:
Legacy Loans:
Ending balance	56,490	58,904	11,006	85,824	100,589	113,176	1,485	427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	7,668	29,389	8,295	27,002	23,369	26,493	3,227	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	7,668	28,978	8,238	27,002	23,369	26,088	3,135	124,478

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$127	$204	$22	$650	$505	$1,227	$29	$2,764
Charge-offs	-	(183)	-	-	(375)	(759)	-	(1,317)
Recoveries	-	-	-	-	29	80		109
Provision for credit losses	(5)	179	12	(519)	382	916	(15)	950
Ending balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506

Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	-	3	-	-	-	256	-	259
collectively evaluated for impairment	122	197	34	131	541	1,208	14	2,247
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	-	-	-
collectively evaluated for impairment	-	-	-	-	-	-	-	-

Loans:
Legacy Loans:
Ending balance	44,767	38,747	8,220	79,623	99,933	96,518	1,153	368,961
individually evaluated for impairment	-	331	-	-	2,984	2,975	-	6,290
collectively evaluated for impairment	44,767	38,416	8,220	79,623	96,949	93,543	1,153	362,671
Acquired Loans:
Ending balance	6,117	502	46	10,710	13,626	3,892	21	34,914
individually evaluated for impairment	-	-	-	-	-	-	-	-
collectively evaluated for impairment	6,117	502	46	10,710	13,626	3,892	21	34,914

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$55,346	$58,439	$10,932	$85,580	$97,889	$111,312	$1,485	$420,983
Special mention	-	-	-	-	-	-	-	-
Substandard	1,144	465	74	244	2,700	1,864	-	6,491
Doubtful	-	-	-	-	-	-	-	-
Total	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Not classified	$7,668	$28,431	$8,238	$27,002	$23,369	$26,088	$3,135	$123,931
Special mention	-	-	-	-	-	-	-	-
Substandard	-	546	-	-	-	-	-	546
Doubtful	-	412	57	-	-	405	92	966
Total	$7,668	$29,389	$8,295	$27,002	$23,369	$26,493	$3,227	$125,443

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$44,767	$38,416	$8,220	$79,623	$99,675	$93,925	$1,153	$365,779
Special mention	-	-	-	-	-	-	-	-
Substandard	-	331	-	-	258	2,593	-	3,182
Doubtful	-	-	-	-	-	-	-	-
Total	$44,767	$38,747	$8,220	$79,623	$99,933	$96,518	$1,153	$368,961

Acquired Loans:
Not classified	$6,117	$502	$46	$10,710	$13,626	$3,892	$21	$34,914
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$6,117	$502	$46	$10,710	$13,626	$3,892	$21	$34,914

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$55,346	$58,122	$10,932	$85,824	$100,439	$108,451	$1,480	$420,594
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	5	5
60-89 days past due	-	316	74	-	-	2,816	-	3,206
Greater than 90 days past due	-	158	-	-	150	244	-	552
Total past due	$-	$474	$74	$-	$150	$3,060	$5	$3,763

Non-accrual loans	1,144	308	-	-	-	1,665	-	3,117

Total loans	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Accruing loans current	$7,390	$28,731	$8,186	$27,002	$23,369	$25,738	$3,135	$123,551
Accruing loans past due:
31-59 days past due	-	247	52	-	-	54	-	353
60-89 days past due	-	-	-	-	-	24	-	24
Greater than 90 days past due	278	-	-	-	-	327	-	605
Total past due	$278	$247	$52	$-	$-	$405	$-	$982

Non-accrual loans	-	411	57	-	-	350	92	910
Total loans	$7,668	$29,389	$8,295	$27,002	$23,369	$26,493	$3,227	$125,443

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$44,767	$37,523	$8,220	$79,623	$99,516	$93,235	$1,153	$364,037
Accruing loans past due:
31-59 days past due	-	570	-	-	-	150	-	720
60-89 days past due	-	323	-	-	-	244	-	567
Greater than 90 days past due	-	-	-	-	159	296	-	455
Total past due	$-	$893	$-	$-	$159	$690	$-	$1,742
Non-accrual loans	-	331	-	-	258	2,593	-	3,182
Total loans	$44,767	$38,747	$8,220	$79,623	$99,933	$96,518	$1,153	$368,961

Acquired Loans:
Accruing loans current	$6,117	$502	$46	$10,710	$13,626	$3,892	$21	$34,914
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	$-	$-	$-	$-	$-	$-	$-	$-

Non-accrual loans	-	-	-	-	-	-	-	-

Total loans	$6,117	$502	$46	$10,710	$13,626	$3,892	$21	$34,914

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $5.4 million, which is less than one percent of total loans outstanding, as of December 31, 2014 and represents an increase from the total of $3.6 million, also less than one percent of total loans at December 31, 2013.

The impaired loans for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	1,144	308	-	-	2,700	2,073	-	6,225
With an allowance recorded	334	-	-	-	-	690	-	1,024
With no related allowance recorded	810	308	-	-	2,700	1,383	-	5,201
Related allowance	60	-	-	-	-	483	-	543
Unpaid principal	1,144	308	-	-	2,700	2,127	-	6,279
Average balance of impaired loans	1,108	329	-	-	2,713	2,558	-	6,708
Interest income recognized	37	18	-	-	166	167	-	388

Acquired Loans:

Recorded investment	-	411	57	-	-	405	92	965
With an allowance recorded	-	-	57	-	-	55	-	112
With no related allowance recorded	-	411	-	-	-	350	92	853
Related allowance	-	-	30	-	-	55	-	85
Unpaid principal	-	565	83	-	530	825	327	2,330
Average balance of impaired loans	-	568	83	-	560	829	379	2,419
Interest income recognized	-	-	-	-	-	-	-	-

	December 31, 2013
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	-	331	-	-	2,984	2,975	-	6,290
With an allowance recorded	-	331	-	-	258	677	-	1,266
With no related allowance recorded	-	-	-	-	2,726	2,298	-	5,024
Related allowance	-	4	-	-	31	224	-	259
Unpaid principal	-	331	-	-	2,984	2,978	-	6,293
Average balance of impaired loans	-	333	-	-	2,994	3,706	-	7,033
Interest income recognized	-	15	-	-	208	120	-	343

Included in the total impaired loans above were non-accrual loans of $4.0 million and $3.2 million at December 31, 2014 and 2013, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $187 thousand, $154 thousand and $113 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table outlines the acquired impaired loans as of December 31, 2014:

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$553	$-	$-	$-	$-	$-	$553
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	553	-	-	-	-	-	553
Accretable yield	-	7	-	-	-	-	-	7
Loan receivable	$-	$546	$-	$-	$-	$-	$-	$546

Doubtful
Contractual payment receivable	$-	$565	$83	$-	$530	$825	$328	$2,331
Non-Accretable adjustment	-	50	11	-	530	329	198	1,118
Cash flow expected	-	515	72	-	-	496	130	1,213
Accretable yield	-	103	15	-	-	91	38	247
Loan receivable	$-	$412	$57	$-	$-	$405	$92	$966

The Company transferred one loan totaling $95 thousand, net of reserves to other real estate owned (“OREO”) in 2014, and did not transfer any loans to OREO in 2013. Management routinely evaluates OREO based upon periodic appraisals. In 2014 the Bank did not record any additional valuation allowance. In 2013 and 2012, the Company recorded a valuation allowance of $347 thousand and $48 thousand, respectively, in non-interest expense for properties whose current appraised value was less than the carrying amount.

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

The trouble debt restructured loans (“TDRs”) at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	1	$308	-	$-	$308
Residential real estate - junior lien	-	-	-	-	-
Commercial loans	6	723	1	226	949
	7	$1,031	1	$226	$1,257

	December 31, 2013
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Commercial real estate non-owner occupied	-	$-	-	$-	$-
Commercial loans	6	861	-	-	861
	6	$861	-	$-	$861

A summary of TDR modifications outstanding and performance under modified terms are as follows:

	December 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forberance	$308	$-	$308
Commercial loans
Forberance	723	-	723
Extension or other modification	-	226	226
Total trouble debt restructure loans	$1,031	$226	$1,257

	December 31, 2013
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Commercial loans
Forberance	$861	$-	$861
Total commercial	$861	$-	$861

There were 2 legacy loans restructured in 2014 while 6 loans were restructured in 2013. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these credits.

Note 8: Intangible Assets

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	December 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$175	$1,391	8.59

During 2014, we acquired additional core deposit intangible totaling $513 thousand for the Havre de Grace branch acquisition, and $677 thousand for the NBRS Acqusition.

	December 31, 2013			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$376	$34	$342	9.00

Estimated future amortizing expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2015	$313
2016	241
2017	187
2018	149
2019	122
Thereafter	379
Total amortizing intangible assets	$1,391

Note 9: Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2014	2013
Land	$2,850	$2,850
Building and leasehold improvements	9,002	8,858
Furniture and equipment	3,823	2,414
Software	200	167
	15,875	14,289
Less: accumulated depreciation and amortization	3,753	3,447
Net premises and equipment	$12,122	$10,842

The Company occupies banking and office space in twenty locations, fifteen of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 20 years and provide for one or more renewal options. Rent expense applicable to operating leases amounted to $1.4 million, $903 thousand and $856 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Depreciation and amortization expense for premises and equipment were $734 thousand, $599 thousand and $523 thousand for the years ended December 31, 2014, 2013 and 2012, respectively

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2015	$1,301
2016	1,270
2017	1,277
2018	1,307
2019	992
Thereafter	2,511
Total minimum lease payments	$8,658

Note 10: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2014			2013
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$142,727	26%	- %	$89,759	23%	- %
Interest-bearing checking	49,988	9	0.24	31,443	8	0.27
Money market accounts	140,426	25	0.47	96,365	25	0.40
Savings	31,354	6	0.19	12,496	3	0.34
Certificates of deposit $100,000 and over	108,904	19	1.20	110,516	29	1.20
Certificates of deposit under $100,000	80,640	15	0.52	48,370	12	0.72
Total deposits	$554,039	100%	0.61%	$388,949	100%	0.67%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2015	$105,894
2016	55,306
2017	15,938
2018	7,186
2019	5,136
After	84
Total time deposits	$189,544

Interest expense on deposits for the twelve months ended December 31, 2014, December 31, 2014 and December 31, 2013 was as follows:

	December 31,
(in thousands)	2014	2013	2012
Interest-bearing checking	$83	$69	$64
Savings and money market	581	368	422
Certificates of deposit $100,000 and over	917	719	762
Certificates of deposit under $100,000	498	500	530
Total	$2,079	$1,656	$1,778

Note 11: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and FHLB advances with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2014 and December 31, 2013 is presented below:

	December 31,
	2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	$48,628	0.23%	$45,658	0.28%
Average for the year	$39,326	0.27%	$28,459	0.40%
Maximum month-end balance	$51,956		$45,658

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2014 and 2013 there were $23.8 million and $20.7 million, respectively, in borrowings under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $79.1 million on a line of credit arrangement with the Federal Home Loan Bank of Atlanta (“FHLB”). At December 31, 2014 and 2013 there were $43.0 million and $40.0 million, respectively, in advances outstanding under this arrangement. Total loans pledged as collateral towards short and long term borrowing was $135.9 million at December 31, 2014.

Note 12: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

	December 31,
(in thousands)	2014	2013
Federal Home Loan Bank Advances [1]
0.54% Due 2015	$-	$2,000
0.44% Due 2015	-	2,000
0.62% Due 2016	2,000	2,000
0.98% Due 2016	5,000	5,000
0.44% Due 2016	2,000	-
1.46% Due 2017	2,500	2,500
1.12% Due 2017	2,500	-
1.88% Due 2018	2,500	2,500
1.62% Due 2018	2,500	-
Total long-term borrowings	$19,000	$16,000

(1)	Fixed rate advances

Note 13: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2014	2013	2012

Current federal income tax	$1,001	$780	$491
Current state income tax	27	159	129
Deferred federal income tax	5,513	27	410
Deferred state income tax	312	18	108
Total income tax expense	$6,853	$984	$1,138

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2014	2013	2012
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal
income tax expense	5.3	4.0	5.6
Bank owned life insurance	(0.7)	(3.3)	-
Other, net	1.1	(1.3)	1.7
Effective tax rate	39.7%	33.4%	41.3%

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$621	$100
Valuation on foreclosed real estate	836	836
Supplemental executive retirement plan	247	-
Stock-based compensation	86	59
Deferred loan fees and costs, net	185	89
Unrealized loss on securities	10	-
Other	65	111
Total deferred tax assets	2,050	1,195
Deferred tax liabilities:
Bargain purchase gain	6,259	-
Fair value of loans held for sale	343	-
Unrealized gain on securities	-	4
Depreciation and amortization	134	66
Total deferred tax liabilities	6,736	70
Net deferred tax (liabilities)/assets	$(4,686)	$1,125

Note 14: Related Party Loans

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability. Total outstanding balances to the Company’s executive officers, directors and their related interests at are presented below. Total outstanding loans and unfunded commitments to these parties at December 31, 2014 and December 31, 2013 were $15.5 million and $23.0 million, respectively.

	December 31,
(in thousands)	2014	2013
Balance January 1	$18,620	$15,673
Additions	2,215	11,821
Change in director status	(2,456)	(36)
Repayments	(4,506)	(8,838)
Balance December 31	$13,873	$18,620

Note 15: Financial Instruments with Off-Balance Sheet Risk

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2014	2013

Unfunded loan commitments	$64,375	$34,464
Unused lines of credit	50,889	41,326
Letters of credit	12,397	9,676

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

Note 16: Stock Options, Awards and Warrants

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

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	119,376	$10.00	119,376	$10.00
Granted	-	-	-	-
Exercised	(47,068)	10.00	-	-
Forfeited	(72,308)	10.00	-	-
Balance at December 31,	-	$-	119,376	$10.00
Exercisable at December 31,	-	$-	119,376	$10.00

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2014 and 2013, the Company issued 5,358 and 5,179 shares of stock, respectively, to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the years ended:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	387,101	$11.19	395,351	$11.16
Granted	-	-	-	-
Exercised	(4,139)	8.79	-	-
Forfeited	(118,310)	10.02	(8,250)	9.90
Balance at December 31,	264,652	$11.75	387,101	$11.19
Exercisable at December 31,	264,652	$11.75	387,101	$11.19
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $11.40 on December 31, 2014 the options outstanding had an aggregate intrinsic value of $175 thousand.

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	50,000	$6.89	-	$-
Granted	-	-	50,000	6.89
Vested	(10,002)	6.91	-	-
Forfeited	(6,668)	6.85	-	-
Balance at December 31,	33,330	$6.89	50,000	$6.89

At December 31, 2014, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $143 thousand. This expense is expected to be recognized through 2016.

Restricted Stock Units

Restricted stock units (RSUs) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each restricted stock unit that vests entitles the recipient to receive one share of common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares.

During the second and third quarters of 2014, 44,500 restricted stock units were granted, with 19,500 of the units subject to a three year vesting schedule with one-third of the units vesting each year on the grant date anniversary. The remaining 25,000 awarded units also are subject to a three year vesting schedule, however, they only vest if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s restricted stock units for the periods indicated is presented in the following table:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	-	$-	-	$-
Granted	44,500	11.21	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Balance at December 31,	44,500	$11.21	-	$-

At December 31, 2014, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $376 thousand. This expense is expected to be recognized through 2017.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $226 thousand as well as $54 thousand for director compensation paid in stock for the year ended December 31, 2014, and stock-based compensation expense of $123 thousand and $105 thousand during 2013 and 2012, respectively.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted in 2014 and 2013. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.

Note 17: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $301 thousand, $147 thousand and $110 thousand, respectively, for the years ended December 31, 2014, 2013 and 2012. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. Under defined benefit SERP, Ms. Scully will receive $100,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $625 thousand for 2014.

Note 18: Income per Common Share

The table below shows the presentation of basic and diluted income (loss) per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Net income	$10,412	$1,961	$1,621
Preferred stock dividends	(126)	(165)	(616)
Net income available to common shareholders (numerator)	$10,286	$1,796	$1,005
BASIC
Basic average common shares outstanding (denominator)	4,073,077	4,036,291	3,269,835
Basic income per common share	$2.53	$0.44	$0.31
DILUTED
Average common shares outstanding	4,073,077	4,036,291	3,269,835
Dilutive effect of common stock equivalents	81,203	40,179	-
Diluted average common shares outstanding (denominator)	4,154,280	4,076,470	3,269,835
Diluted income per common share	$2.48	$0.44	$0.31

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	110,463	479,971	514,727

Note 19: Regulatory Matters

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

In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

Management believes that, as of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$61,393	10.69%	$45,932	8.00%	$57,415	10.00%
Howard Bancorp	$61,811	10.73%	$46,067	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$57,791	10.07%	$22,966	4.00%	$34,449	6.00%
Howard Bancorp	$58,208	10.11%	$23,033	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$57,791	8.54%	$27,073	4.00%	$33,842	5.00%
Howard Bancorp	$58,208	8.60%	$27,072	4.00%	N/A
As of December 31, 2013:
Total capital (to risk-weighted assets)
Howard Bank	$49,902	11.85%	$33,684	8.00%	$42,105	10.00%
Howard Bancorp	$50,700	12.05%	$33,668	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$47,396	11.26%	$16,842	4.00%	$25,263	6.00%
Howard Bancorp	$48,195	11.45%	$16,834	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$47,396	9.77%	$19,406	4.00%	$24,257	5.00%
Howard Bancorp	$48,195	9.93%	$19,414	4.00%	N/A

Note 20: Preferred Stock

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

Note 21: Fair Value

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

Recurring Fair Value Measurements

All classes of investment securities available for sale are recorded at fair value using reliable an unbiased evaluations by an industry wide valuation service and therefor fall into a Level 2 of the fair value hierarchy. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, propriety models, descriptive terms and conditions databases, and quality control programs.

Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2. Gains and losses on loans sales are determined using specific identification method. Changes in fair value are recognized in the Consolidated Statement of Operations as part of realized and unrealized gain on mortgage banking activities.

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock comments to borrowers, the Company enters in best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was no valuation losses recognized for 2014. Valuation losses due to reductions in appraised values on OREO of $347 thousand and $48 thousand were recognized for years ended December 31, 2013 and 2012, respectively. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2014 and December 31, 2013.

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$36,981	$-	$36,981	$-
U.S. Goverment treasuries	3,997	-	3,997	-
Mortgage-backed securities	101	-	101	-
Loans held for sale	42,881	-	42,881	-
Rate lock commitments	342	-	342	-

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$28,521	$-	$28,521	$-
Mortgage-backed securities	167	-	167	-

Assets under fair value option:

December 31, 2014	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principle	Difference
Loans held for sale	$42,881	$41,668	$1,213

There were no LHFS that were nonaccrual or 90 days or more past due and still accruing interest at December 31, 2014. Net gain from the changes included in earnings in fair value of LHFS was $1.2 million at December 31, 2014. There were no loans under the fair value option at December 31, 2013.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair of collateral, if applicable.

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	719	-	-	719
Residential - junior lien	27	-	-	27
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,700	-	-	2,700
Commercial loans and leases	1,940	-	-	1,940
Consumer	92	-	-	92

December 31, 2013		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,377	$-	$-	$2,377
Loans held for sale	3,298	-	3,298	-
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	327	-	-	327
Residential - junior lien	-	-	-	-
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,953	-	-	2,953
Commercial loans and leases	2,751	-	-	2,751
Consumer	-	-	-	-

At December 31, 2014 OREO consisted of the outstanding balance of $4.6 million, less valuation allowance of $2.1 million. At December 31, 2013 OREO consisted of outstanding balances of $4.5 million, less valuation allowance of $2.1 million. Impaired loans had a recorded investment of $8.3 million and $6.0 million at December 31, 2014 and 2013, respectively. Additional provisions on impaired loans for the year ended 2014 and 2013 were $0.6 million and $0.2 million, respectively.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either Construction, Land, Commercial, or Residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis.

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” December 31, 2014 and 2013. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value:

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

Derivative financial instruments: Based on estimate loan closing and investor delivery rate based on historical experience.

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

The following table presents the estimated fair value of the company’s financial instruments for the periods indicated:

	December 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$41,079	$41,079	$-	$41,079	$-
Nonmarketable equity securities	2,571	2,571	-	2,571	-
Loans held for sale	42,881	42,881	-	42,881	-
Rate lock commitments	342	342	-	342	-
Loans and leases	549,315	547,825	-	-	547,825
Financial Liabilities
Deposits	554,039	554,660	-	-	554,660
Short-term borrowings	48,628	48,628	-	48,628	-
Long-term borrowings	19,000	19,055	-	19,055	-

	December 31, 2013
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$28,688	$28,688	$-	$28,688	$-
Nonmarketable equity securities	2,282	2,282	-	2,282	-
Loans held for sale	3,298	3,298	-	3,298	-
Loans and leases	401,369	401,652	-	-	401,652
Financial Liabilities
Deposits	388,949	389,220	-	-	389,220
Short-term borrowings	45,658	45,658	-	45,658	-
Long-term borrowings	16,000	16,008	-	16,008	-

Note 22: Parent Company Financial Information

The condensed financial statement for Howard Bancorp, Inc. (Parent Only) is presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2014	2013
ASSETS
Cash and cash equivalents	$1,356	$1,865
Loans, net of unearned income	-	-
Allowance for credit losses	-	-
Net loans	-	-
Investment in subsidiaries	59,166	47,744
Other assets	71	68
Total assets	$60,593	$49,677

LIABILITIES
Short-term borrowings	$874	$981
Other Liabilities	76	72
Total liabilities	950	1,053

SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01
(liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA shares at December 31, 2014 and December 31, 2013, net of issuance cost	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,145,547 shares at December 31, 2014 and 4,095,650 December 31, 2013	41	41
Capital surplus	38,360	37,607
Retained earnings/(accumulated deficit)	8,696	(1,590)
Accumulated other comprehensive (loss) income, net	(16)	4
Total shareholders’ equity	59,643	48,624
Total liabilities and shareholders’equity	$60,593	$49,677

Statements of Operations

	For the year ended
	December 31,
(in thousands)	2014	2013	2012
INTEREST INCOME
Interest and fees on loans	$-	$11	$3
INTEREST EXPENSE
Short-term borrowings	6	5	7
NET INTEREST INCOME/(EXPENSE)	(6)	6	(4)
Provision for credit losses	-	(3)	3
Net interest expense after provision for credit losses	(6)	9	(7)
NONINTEREST EXPENSE
Compensation and benefits	192	86	83
Other operating expense	228	223	147
Total noninterest expense	420	309	230
Loss before income tax and equity in undistributed income of subsidiary	(426)	(300)	(237)
Income tax benefit	(145)	-	(2)
Loss before equity in undistributed income of subsidiary	(281)	(300)	(235)
Equity in undistributed income of subsidiary	10,693	2,261	1,856
Net income	$10,412	$1,961	$1,621
Preferred stock dividends	126	165	616
Net income available to common shareholders	$10,286	$1,796	$1,005

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,412	$1,961	$1,621
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	-	(3)	3
Deferred income taxes (benefits)	1	-	(1)
Share-based compensation	246	124	105
Equity in undistributed income of subsidiary	(10,693)	(2,245)	(1,857)
Increase in other assets	(3)	(22)	(1)
Increase (decrease) in other liabilities	4	(109)	(145)
Net cash provided (used) by operating activities	(33)	(294)	(275)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans outstanding	-	250	(250)
Investment in subsidiary	(750)	(8,500)	-
Net cash used in investing activities	(750)	(8,250)	(250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increasein short-term borrowings	(107)	605	(802)
Net proceeds from issuance of common stock, net of cost	507	-	8,980
Cash dividends on preferred stock	(126)	(165)	(616)
Net cash (used in) provided by financing activities	274	440	7,562
Net (decrease) increase in cash and cash equivalents	(509)	(8,104)	7,037
Cash and cash equivalents at beginning of period	1,865	9,969	2,932
Cash and cash equivalents at end of period	$1,356	$1,865	$9,969

Note 23: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2014 and December 31, 2014:

	2014
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$7,207	$5,813	$5,397	$4,943
Interest expense	671	648	568	515
Net interest income	6,536	5,165	4,829	4,428
Provision for loan losses	686	2,068	325	176
Noninterest income	18,399	2,175	2,059	623
Noninterest expense	8,891	4,961	5,349	4,493
Net income before income taxes	15,358	311	1,214	382
Income tax expenses	6,185	75	477	116
Net income	9,173	236	737	266
Preferred stock Dividends	32	31	32	31
Net income available to common shareholders	$9,141	$205	$705	$235

Net income per common share, basic	$2.23	$0.05	$0.17	$0.06
Net income per common share, diluted	$2.18	$0.05	$0.17	$0.06

89

	2013
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$4,906	$4,656	$4,160	$3,989
Interest expense	520	497	445	439
Net interest income	4,386	4,159	3,715	3,550
Provision for loan losses	284	140	165	361
Noninterest income	362	319	316	327
Noninterest expense	3,731	3,707	3,049	2,752
Net income before income taxes	733	631	817	764
Income tax expenses	177	223	303	281
Net income	556	408	514	483
Preferred stock Dividends	31	32	33	69
Net income available to common shareholders	$525	$376	$481	$414

Net income per common share, basic	$0.13	$0.09	$0.12	$0.10
Net income per common share, diluted	$0.13	$0.09	$0.12	$0.10

Note 24: Subsequent Events

Merger Agreement with Patapsco Bancorp, Inc.

On March 2, 2015, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patapsco Bancorp, Inc., a Maryland corporation (“Patapsco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Patapsco will merge with and into Bancorp, with Bancorp continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, The Patapsco Bank, a Maryland-state chartered commercial bank and wholly-owned subsidiary of Patapsco (“Patapsco Bank”), will merge with and into the Bank, with the Bank continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of Bancorp and Patapsco. Patapsco stockholders may seek appraisal rights as objecting stockholders under Maryland law.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, Patapsco stockholders will have the right to receive consideration with a fixed value of $10,053,000 (or $5.09 per share based upon 1,974,843 shares of Patapsco common stock outstanding) with 20% payable in cash and 80% payable in shares of Bancorp common stock (in aggregate, the “Merger Consideration”). The number of shares of Howard common stock constituting the stock portion of the Merger Consideration will be determined by dividing $8,042,400 by the average closing price of Bancorp common stock for the 20 trading days prior to the five business days prior to the effective time of the Merger (the “Average Closing Price”), except that in no event will (i) such number of shares be less than 478,702 or more than 893,577 and (ii) the fraction (the “Exchange Ratio”) obtained by dividing $5.09 by the Average Closing Price be less than 0.3030 or more than 0.5656. The per share cash consideration payable as Merger Consideration is $5.09. Bancorp also has the right to change the mix of cash and stock payable as Merger Consideration at its election, but in no event will the cash portion exceed 50% of the Merger Consideration. The Exchange Ratio is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving Howard common stock.

The foregoing summary does not purport to be complete and is qualified in its entirety by the text of the agreement, which was attached as Exhibit 2.1 (Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc.) to the Current Report on Form 8-K filed March 3, 2015.

Institutional Investment

On March 2, 2015, Bancorp entered into investment agreements (the “Investment Agreements”) with several bank institutional investors (each an “Investor” and collectively, the “Investors”) for the purchase and sale of an aggregate of 2,173,913 shares of Bancorp common stock (the “Shares”), for an aggregate purchase price of $24,999,999.50. The purchase price per Share was $11.50. The purchase and sale of the Shares pursuant to the Investment Agreements will be completed following approval by Bancorp’s stockholders of a resolution permitting the issuance pursuant Nasdaq Stock Market LLC Listing Standard 5635(d) at its upcoming annual meeting, which Bancorp expects to hold in May 2015. When consummated, no Investor will own more than 9.9% of the outstanding shares of Bancorp common stock, without giving effect to the shares to be issued pursuant to the Merger Agreement. Additionally, no board seats or board observation rights were provided to any Investor.

Pursuant to the Investment Agreements, the Company agreed to, among other things, prepare and file with the SEC, on or before the 30th day following issuance of the Shares, a registration statement registering the Shares for resale. The Investment Agreements also contain representations, warranties and other agreements that are customary in transactions of this type.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, is effective.

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

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors", “Committees and Meetings of the Board of Directors; Corporate Governance”, “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2015 (the "Proxy Statement").

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

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to;
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
2.2	Purchase and Assumption Agreement, dated as of October 17, 2014, by and among the Federal Deposit Insurance Corporation, Receiver of NBRS Financial Bank, the Federal Deposit Insurance Corporation and Howard Bank	Exhibit 2.1 of the Company's Form 8-K filed on October 23, 2014
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed March 4, 2015
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Form of Certificate for the Series AA Preferred Stock	Exhibit 4.2 of the Company's Form S-1 filed November 28, 2011
10.1*	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.2*	Amended and Restated Employment Agreement between Howard Bank and Paul G. Brown dated December 18, 2008	Exhibit 10.2 of the Company's Form S-1 filed November 28, 2011
10.3*	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4*	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.9	Securities Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant to Howard Bancorp’s participation in SBLF	Exhibit 10.9 of the Company's Form S-1 filed November 28, 2011
10.10	Letter Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. with respect to Howard Bancorp’s repurchase of outstanding Series A and Series B Stock issued pursuant to TARP	Exhibit 10.10 of the Company's Form S-1 filed November 28, 2011
10.11*	Employment Agreement between Howard Bank and Dennis E. Finnegan Dated December 16, 2014	Filed herewith
10.12	Form of Investment Agreement, dated March 2, 2015, between Howard Bancorp, Inc. and certain investors	Exhibit 10.1 of the Company's Form 8-K filed on March 3, 2015
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.21*	Employment Agreement between Howard Bank and Robert A. Altieri dated April 30, 2013	Exhibit 10.21 to the Company’s Form 10-Q filed August 14, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.26	Branch Purchase and Assumption Agreement between NBRS Financial Bank and Howard Bank dated April 24, 2014	Exhibit 10.26 of the Company’s Form 8-K filed on April 29, 2014
10.27*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
21	Subsidiaries of the Registrant	Exhibit 21 of the Company's Form S-1/A filed February 13, 2012

* Management compensatory plan, contract or arrangement

Exhibit No.	Description	Filed herewith

23	Consent of Stegman & Company
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
101.INS XBRL Instance File
101.SCH XBRL Schema File
101.CAL XBRL Calculation File
101.DEF XBRL Definition File
101.LAB XBRL Label File
101.PRE XBRL Presentation File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.
March 27, 2015	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 27, 2015
Mary Ann Scully	Officer, Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 27, 2015
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 27, 2015
Richard G. Arnold

/s/ Nasser Basir	Director	March 27, 2015
Nasser Basir

/s/ Andrew E. Clark	Director	March 27, 2015
Andrew E. Clark

/s/ Robert J. Hartson	Director	March 27, 2015
Robert J. Hartson

/s/ John J. Keenan	Director	March 27, 2015
John J. Keenan

/s/ Paul I. Latta, Jr.	Director	March 27, 2015
Paul I. Latta, Jr.

/s/ Barbara K. Lawson	Director	March 27, 2015
Barbara K. Lawson

/s/ Kenneth C. Lundeen	Director	March 27, 2015
Kenneth C. Lundeen

/s/ Richard J. Morgan	Director	March 27, 2015
Richard J. Morgan

/s/ Richard H. Pettingill	Director	March 27, 2015
Richard H. Pettingill

/s/ Donna Hill Staton	Director	March 27, 2015
Donna Hill Staton

/s/ Robert W. Smith, Jr.	Director	March 27, 2015
Robert W. Smith, Jr.

