Form 10-Q
period 2015-03-31
Howard Bancorp Inc
filed 2015-05-14
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes ☐     No ☒

The number of outstanding shares of common stock outstanding as of April 30, 2015.

Common Stock, $0.01 par value – 4,156,037 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers while also increasing our origination of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands)	2015	2014
ASSETS
Cash and due from banks	$26,933	$23,598
Federal funds sold	1,613	919
Total cash and cash equivalents	28,546	24,517
Securities available-for-sale	30,611	41,079
Nonmarketable equity securities	2,535	2,571
Loans held for sale, at fair value	49,159	42,881
Loans and leases, net of unearned income	570,437	552,917
Allowance for credit losses	(3,839)	(3,602)
Net loans and leases	566,598	549,315
Bank premises and equipment, net	12,098	12,122
Core deposit intangible	1,308	1,391
Bank owned life insurance	11,745	11,659
Other real estate owned	2,472	2,472
Interest receivable and other assets	5,408	3,409
Total assets	$710,480	$691,416
LIABILITIES
Noninterest-bearing deposits	$137,287	$142,727
Interest-bearing deposits	443,368	411,312
Total deposits	580,655	554,039
Short-term borrowings	41,032	48,628
Long-term borrowings	19,500	19,000
Deferred tax liability	4,249	4,686
Accrued expenses and other liabilities	4,660	5,420
Total liabilities	650,096	631,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at March 31, 2015 and December 31, 2014	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 4,147,633 shares at March 31, 2015 and 4,145,547 December 31, 2014	41	41
Capital surplus	38,454	38,360
Retained earnings	9,314	8,696
Accumulated other comprehensive income (loss)	13	(16)
Total shareholders’ equity	60,384	59,643
Total liabilities and shareholders’equity	$710,480	$691,416

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2015	2014
INTEREST INCOME
Interest and fees on loans	$7,358	$4,899
Interest and dividends on securities	55	30
Other interest income	13	14
Total interest income	7,426	4,943
INTEREST EXPENSE
Deposits	577	441
Short-term borrowings	29	31
Long-term borrowings	53	43
Total interest expense	659	515
NET INTEREST INCOME	6,767	4,428
Provision for credit losses	250	176
Net interest income after provision for credit losses	6,517	4,252
NONINTEREST INCOME
Service charges on deposit accounts	216	154
Realized and unrealized gains on mortgage banking activity	1,372	150
Income from bank owned life insurance	86	92
Loan related income	468	142
Other operating income	207	85
Total noninterest income	2,349	623
NONINTEREST EXPENSE
Compensation and benefits	3,850	2,760
Occupancy and equipment	975	470
Amortization of core deposit intangible	83	20
Marketing and business development	628	261
Professional fees	496	230
Data processing fees	645	144
FDIC Assessment	90	82
Loan related expense	345	145
Other operating expense	723	381
Total noninterest expense	7,835	4,493
INCOME BEFORE INCOME TAXES	1,031	382
Income tax expense	382	116
NET INCOME	649	266
Preferred stock dividends	31	31
Net income available to common shareholders	$618	$235
NET INCOME PER COMMON SHARE
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2015	2014
Net Income	$649	$266
Other comprehensive income Investments available-for-sale:
Unrealized holding gains	48	3
Related income tax expense	(19)	(1)
Comprehensive income	$678	$268

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

					Retained	Accumulated
					Earnings /	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit)	income/(loss)	Total

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624
Net income	-	-	-	-	266	-	266
Net unrealized loss on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(31)	-	(31)
Forfeited stock-based compensation	-	(6,668)	-	14	-	-	14
Issuance of common stock:
Stock awards	-	1,420	-	13	-	-	13
Stock-based compensation	-	-	-	-	-	-	-
Balances at March 31, 2014	$12,562	4,090,402	$41	$37,634	$(1,355)	$6	$48,888

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	649	-	649
Net unrealized loss on securities	-	-	-	-	-	29	29
Dividends paid on preferred stock	-	-	-	-	(31)	-	(31)
Issuance of common stock:
Stock awards	-	2,086	-	24	-	-	24
Stock-based compensation	-	-	-	70	-	-	70
Balances at March 31, 2015	$12,562	4,145,547	$41	$38,454	$9,314	$13	$60,384

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$649	$266
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	250	176
Deferred income tax benefit	(504)	(253)
Depreciation	213	174
Stock-based compensation	94	27
Net accretion of investment securities	(2)	-
Net amortization of intangible asset	83	20
Loans originated for sale	(123,589)	(25,744)
Proceeds from sale of loans originated for sale	118,683	13,098
Realized and unrealized gains on mortgage banking activity	(1,372)	(150)
Cash surrender value of BOLI	(86)	(92)
Decrease (increase) in interest receivable	35	(51)
Increase in interest payable	14	18
(Increase) decrease in other assets	(2,021)	225
Decrease in other liabilities	(703)	(5)
Net cash used in operating activities	(8,256)	(12,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(8,499)	-
Proceeds from maturities of investment securities available-for-sale	19,017	8,017
Net increase in loans and leases outstanding	(17,534)	(13,818)
Purchase of premises and equipment	(189)	(594)
Net cash used in investing activities	(7,205)	(6,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease increase in noninterest-bearing deposits	(5,440)	4,073
Net decrease in interest-bearing deposits	32,056	8,415
Net decrease in short-term borrowings	(7,595)	(10,031)
Proceeds from issuance of long-term debt	500	7,500
Repayment of long-term debt	-	(2,000)
Cash dividends on preferred stock	(31)	(31)
Net cash provided by financing activities	19,490	7,926

Net increase (decrease) in cash and cash equivalents	4,029	(10,760)
Cash and cash equivalents at beginning of period	24,517	35,736
Cash and cash equivalents at end of period	$28,546	$24,976

SUPPLEMENTAL INFORMATION
Cash payments for interest	$645	$497
Cash payments for income taxes	-	-

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

On October 17, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of NBRS Financial Bank (“NBRS”), which was closed on October 17, 2014 by the Commissioner (the “NBRS Acquisition”). The NBRS Acquisition was completed in accordance with the terms of the Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (the “FDIC”). The Bank did not acquire any of NBRS’s other real estate owned.

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

New Accounting Pronouncements

ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-05 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Adoption of the amendments in this update can be either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. ASU 2014-14 was effective beginning after December 15, 2014 and did not have a significant impact on the Company’s financial statements.

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations

Update ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will evaluate the amendments in this update but does not believe they will have an impact on its financial position or results of operations

ASU No. 2014-04, Receivables –Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. ASU 2014-04 did not have a significant impact on the Company’s financial statements.

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$26,014	$21	$9	$26,026	$37,010	$-	$29	$36,981
Treasuries	4,000	-	-	4,000	4,000	-	3	3,997
Mortgage-backed	80	5	-	85	95	6	-	101
Mutual funds	500	-	-	500	-	-	-	-
	$30,594	$26	$9	$30,611	$41,105	$6	$32	$41,079

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 are presented below:

March 31, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$7,496	$9	$-	$-	$7,496	$9
Treasuries	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-
Mutual funds	-	-	-	-	-	-
	$7,496	$9	$-	$-	$7,496	$9

December 31, 2014
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$26,477	$29	$-	$-	$26,477	$29
Treasuries	3,997	3	-	-	3,997	3
Mortgage-backed	-	-	-	-	-	-
	$30,474	$32	$-	$-	$30,474	$32

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	March 31, 2015		December 31, 2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$21,515	$21,513	$33,516	$33,506
After one through five years	8,507	8,522	7,508	7,487
After five through ten years	72	76	81	86
After ten years	500	500	-	-
	$30,594	$30,611	$41,105	$41,079

There were no sales of investment securities during the three months ended March 31, 2015. Because of the composition of the securities portfolio acquired in the NBRS acquisition, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand. At March 31, 2015 and December 31, 2014, $14.6 million and $23.8 million fair value of securities, respectively, were pledged as collateral for repurchase agreements. In addition, at March 31, 2015 there was $7.2 million fair value of securities pledged as collateral for public funds. No single issuer of securities, except for U. S. Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2015 and December 31, 2014 are presented in the following table:

	March 31, 2015			December 31, 2014
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$51,983	$6,921	$58,904	$56,490	$7,668	$64,158
Residential - first lien	66,473	28,866	95,339	58,904	29,389	88,293
Residential - junior lien	12,255	8,243	20,498	11,006	8,295	19,301
Total residential real estate	78,728	37,109	115,837	69,910	37,684	107,594
Commercial - owner occupied	81,636	25,946	107,582	85,824	27,002	112,826
Commercial - non-owner occupied	115,798	23,032	138,830	100,589	23,369	123,958
Total commercial real estate	197,434	48,978	246,412	186,413	50,371	236,784
Total real estate loans	328,145	93,008	421,153	312,813	95,723	408,536
Commercial loans and leases	118,938	26,011	144,949	113,176	26,493	139,669
Consumer	1,139	3,196	4,335	1,485	3,227	4,712
Total loans	$448,222	$122,215	$570,437	$427,474	$125,443	$552,917

There were $49.2 million in loans held for sale at March 31, 2015 and $42.9 million at December 31, 2014.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2015 and 2014:

	March 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-		(13)	(4)	(17)
Recoveries	-	3	-	-	-	1	-	4
Provision for credit losses	(10)	3	-	15	63	173	6	250
Ending balance	$164	$278	$55	$175	$625	$2,527	$15	$3,839
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	60	-	-	-	-	483	-	543
collectively evaluated for impairment	100	278	25	156	565	1,905	15	3,044
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	4	-	-	19	60	84	-	167
Loans:
Legacy Loans:
Ending balance	51,983	66,473	12,255	81,636	115,798	118,938	1,139	448,222
individually evaluated for impairment	1,144	301	-	-	2,694	2,062	-	6,201
collectively evaluated for impairment	50,839	66,172	12,255	81,636	113,104	116,876	1,139	442,021
Acquired Loans:
Ending balance	6,921	28,866	8,243	25,946	23,032	26,011	3,196	122,215
individually evaluated for impairment	-	344	59	-	-	404	112	919
collectively evaluated for impairment	6,921	28,522	8,184	25,946	23,032	25,607	3,084	121,296

	March 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	4	14	-	18
Provision for credit losses	21	(13)	(18)	6	141	40	(1)	176
Ending balance	$143	$187	$16	$137	$686	$1,518	$13	$2,700

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	60	-	-	-	-	483	-	543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168
Loans:
Legacy Loans:
Ending balance	56,490	58,904	11,006	85,824	100,589	113,176	1,485	427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	7,668	29,389	8,295	27,002	23,369	26,493	3,227	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	7,668	28,978	8,238	27,002	23,369	26,088	3,135	124,478

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$50,839	$66,014	$12,181	$81,636	$113,104	$117,622	$1,139	$442,535
Special mention	-	-	-	-	-	-	-	-
Substandard	-	459	74		2,100	224		2,857
Doubtful	1,144	-	-	-	594	1,092	-	2,830
Total	$51,983	$66,473	$12,255	$81,636	$115,798	$118,938	$1,139	$448,222

Acquired Loans:
Not classified	$6,921	$27,978	$8,184	$25,946	$23,032	$25,607	$3,084	$120,752
Special mention	-	-	-	-	-	-	-	-
Substandard	-	544	-	-	-	-	-	544
Doubtful	-	344	59	-	-	404	112	919
Total	$6,921	$28,866	$8,243	$25,946	$23,032	$26,011	$3,196	$122,215

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$55,346	$58,439	$10,932	$85,580	$97,889	$111,312	$1,485	$420,983
Special mention	-	-	-	-	-	-	-	-
Substandard	1,144	465	74	244	2,700	1,864	-	6,491
Doubtful	-	-	-	-	-	-	-	-
Total	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Not classified	$7,668	$28,431	$8,238	$27,002	$23,369	$26,088	$3,135	$123,931
Special mention	-	-	-	-	-	-	-	-
Substandard	-	546	-	-	-	-	-	546
Doubtful	-	412	57	-	-	405	92	966
Total	$7,668	$29,389	$8,295	$27,002	$23,369	$26,493	$3,227	$125,443

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$50,800	$65,700	$12,181	$81,636	$115,204	$116,904	$1,119	$443,544
Accruing loans past due:
31-59 days past due	-	315	-	-	-	107	20	442
60-89 days past due	39	-	-	-	-	835	-	874
Greater than 90 days past due	-	458	74	-	-	-	-	532
Total past due	$39	$773	$74	$-	$-	$942	$20	$1,848

Non-accrual loans	1,144	-	-	-	594	1,092	-	2,830

Total loans	$51,983	$66,473	$12,255	$81,636	$115,798	$118,938	$1,139	$448,222

Acquired Loans:
Accruing loans current	$6,921	$27,839	$8,184	$25,946	$23,032	$25,264	$2,853	$120,039
Accruing loans past due:
31-59 days past due	-	558	-	-	-	64	40	662
60-89 days past due	-	125	-	-	-	-	191	316
Greater than 90 days past due	-	-	-	-	-	332	-	332
Total past due	$-	$683	$-	$-	$-	$396	$231	$1,310

Non-accrual loans	-	344	59	-	-	351	112	866

Total loans	$6,921	$28,866	$8,243	$25,946	$23,032	$26,011	$3,196	$122,215

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$55,346	$58,122	$10,932	$85,824	$100,439	$108,451	$1,480	$420,594
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	5	5
60-89 days past due	-	316	74	-	-	2,816	-	3,206
Greater than 90 days past due	-	158	-	-	150	244	-	552
Total past due	$-	$474	$74	$-	$150	$3,060	$5	$3,763

Non-accrual loans	1,144	308	-	-	-	1,665	-	3,117

Total loans	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Accruing loans current	$7,390	$28,731	$8,186	$27,002	$23,369	$25,738	$3,135	$123,551
Accruing loans past due:
31-59 days past due	-	247	52	-	-	54	-	353
60-89 days past due	-	-	-	-	-	24	-	24
Greater than 90 days past due	278	-	-	-	-	327	-	605
Total past due	$278	$247	$52	$-	$-	$405	$-	$982

Non-accrual loans	-	411	57	-	-	350	92	910

Total loans	$7,668	$29,389	$8,295	$27,002	$23,369	$26,493	$3,227	$125,443

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $4.6 million or 0.80% of total loans outstanding at March 31, 2015, which represents a decrease from $5.2 million or 0.94% at December 31, 2014.

The impaired loans at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	1,144	301	-	-	2,694	2,062	-	6,201
With an allowance recorded	334	-	-	-	-	642	-	976
With no related allowance recorded	810	301	-	-	2,694	1,420	-	5,225

Related allowance	60	-	-	-	-	483	-	543

Unpaid principal	1,144	301	-	-	2,694	2,116	-	6,255

Average balance of impaired loans	1,144	326	-	-	2,694	2,624	-	6,788
Interest income recognized	-	6	-	-	33	19	-	58

Acquired Loans:
Recorded investment	-	344	59	-	-	404	112	919
With an allowance recorded	-	-	59	-	-	52	-	111
With no related allowance recorded	-	344	-	-	-	352	112	808

Related allowance	-	-	30	-	-	55	-	85

Unpaid principal	-	419	83	-	530	679	275	1,986

Average balance of impaired loans	-	422	83	-	530	722	275	2,032
Interest income recognized	-	-	-	-	-	1	-	1

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	1,144	308	-	-	2,700	2,073	-	6,225
With an allowance recorded	334	-	-	-	-	690	-	1,024
With no related allowance recorded	810	308	-	-	2,700	1,383	-	5,201

Related allowance	60	-	-	-	-	483	-	543

Unpaid principal	1,144	308	-	-	2,700	2,127	-	6,279

Average balance of impaired loans	1,108	329	-	-	2,713	2,558	-	6,708
Interest income recognized	37	18	-	-	166	167	-	388

Acquired Loans:
Recorded investment	-	411	57	-	-	405	92	965
With an allowance recorded	-	-	57	-	-	55	-	112
With no related allowance recorded	-	411	-	-	-	350	92	853

Related allowance	-	-	30	-	-	55	-	85

Unpaid principal	-	565	83	-	530	825	327	2,330

Average balance of impaired loans	-	568	83	-	560	829	379	2,419
Interest income recognized	-	-	-	-	-	-	-	-

Included in the total impaired loans above were non-accrual loans of $3.7 million and $4.0 million at March 31, 2015 and December 31, 2014, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $20 thousand for the first three months of 2015.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2015 and 2014 there were no additional valuation allowances recorded as the current appraised value less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2015 and 2014 there were no new loans transferred from loans to OREO at March 31, 2015 there was one loan for $158 thousand in the process of foreclosure. For the first three months of 2015 and 2014, the Company did not sell any properties held as OREO.

The trouble debt restructured loans (“TDRs”) at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,100	2,694
Commercial loans	-	-	1	224	224
	1	$594	3	$2,625	$3,219

	December 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	1	$308	-	$-	$308
Commercial loans	6	723	1	226	949
	7	$1,031	1	$226	$1,257

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	March 31, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forbearance	$-	$301	$301
Commercial - non-owner occupied
Rate modification		2,100	2,100
Commercial loans
Rate modification	594	-	594
Extension or other modification	-	224	224
Total trouble debt restructure loans	$594	$2,625	$3,219

	December 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forbearance	$308	$-	$308
Commercial loans
Forbearance	723	-	723
Extension or other modification	-	226	226
Total trouble debt restructure loans	$1,031	$226	$1,257

There were two new loans restructured during the three months ended March 31, 2015 totaling $2.7 million.

Note 5: Intangibles

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	March 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$258	$1,308	8.34

	December 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$175	$1,391	8.59

During 2014, we acquired additional core deposit intangible totaling $513 thousand for the Havre de Grace branch acquisition, and $677 thousand for the NBRS Acquisition.

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2015	$230
2016	241
2017	187
2018	149
2019	122
Thereafter	379
Total amortizing intangible assets	$1,308

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	March 31, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$137,287	24%	$142,727	26%
Interest-bearing checking	46,449	8	49,988	9
Money market accounts	142,066	24	140,426	25
Savings	34,312	6	31,354	6
Certificates of deposit $100,000 and over	148,718	26	108,904	19
Certificates of deposit under $100,000	71,823	12	80,640	15
Total deposits	$580,655	100%	$554,039	100%

Note 7: Stock Options and Stock Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2015 the Company issued 2,086 shares of stock to directors compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	264,652	$11.75	387,101	$11.19
Granted	-	-	-	-
Exercised	-	-	(4,139)	8.79
Forfeited	(16,861)	10.41	(118,310)	10.02
Balance at period end	247,791	$11.85	264,652	$11.75
Exercisable at period end	247,791	$11.85	264,652	$11.75
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.00 at March 31, 2015 the options outstanding had an aggregate intrinsic value or $533 thousand. At December 31, 2014, based upon fair market value of $11.40, the options outstanding had an aggregate intrinsic value of $175 thousand.

Restricted Stock

In the second quarter of 2013, 50,000 shares of restricted stock were granted, with 30,000 of the shares subject to a three year vesting schedule with one-third of the shares vesting each year on the grant date anniversary. The remaining 20,000 awarded shares also are subject to a three year vesting schedule, however they only vest if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity for the Company’s restricted stock for the periods ended:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	33,330	$6.89	50,000	$6.89
Granted	-	-	-	-
Vested	-	-	(10,002)	6.91
Forfeited	-	-	(6,668)	6.85
Balance at period end	33,330	$6.89	33,330	$6.89

At March 31, 2015, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $115 thousand. This expense is expected to be recognized through 2016.

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

In 2014, 44,500 restricted stock units were granted, with 19,500 of the units subject to a three year vesting schedule with one-third of the units vesting each year on the grant date anniversary. The remaining 25,000 awarded units also are subject to a three year vesting schedule, however, they only vest if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity for the Company’s restricted stock units for the periods ended:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	44,500	$11.21	-	$-
Granted	-	-	44,500	11.21
Vested	-	-	-	-
Forfeited	-	-	-	-
Balance at period end	44,500	$11.21	44,500	$11.21

At March 31, 2015, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $334 thousand. This expense is expected to be recognized through 2017.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $70 thousand as well as $24 thousand for director compensation paid in stock for the period ended March 31, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted during the three months ended March 31, 2015 or in 2014.

Note 8: Benefit Plan

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $126 thousand and $47 thousand, respectively, for the three months ended March 31, 2015 and 2014. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. Under the defined benefit SERP, Ms. Scully will receive $100,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $23 thousand for the three month period ending March 31, 2015.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2015	2014
Net income	$649	$266
Preferred stock dividends	(31)	(31)
Net income available to common shareholders (numerator)	$618	$235
BASIC
Basic average common shares outstanding (denominator)	4,112,379	4,090,844
Basic income per common share	$0.15	$0.06
DILUTED
Average common shares outstanding	4,112,379	4,090,844
Dilutive effect of common stock equivalents	116,014	42,274
Diluted average common shares outstanding (denominator)	4,228,393	4,133,118
Diluted income per common share	$0.15	$0.06

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	110,463	111,458

Note 10: Risk-Based Capital

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, creates a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposes a minimum leverage ratio of 4.0%, and changes the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment. Howard Bank has elected to permanently opt out of this treatment in our capital calculations, as permitted by the final rule.

The final rule will limit Bancorp’s capital distributions and certain discretionary bonus payments if Bancorp does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In addition, under revised prompt corrective action requirements effective January 1, 2015, in order to be considered “well-capitalized,” Bancorp and the Bank must have CET 1 ratios of 6.5%, Tier 1 ratios of 8.0%, total risk-based capital ratios of 10.0% and leverage ratios of 5.0%.

Management believes that, as of March 31, 2015 and December 31, 2014, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total capital (to risk-weighted assets)
Howard Bank	$63,235	10.42%	$48,529	8.00%	$60,661	10.00%
Howard Bancorp	$63,629	10.49%	$48,508	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$59,396	9.79%	$27,298	4.50%	$39,430	6.50%
Howard Bancorp	$59,790	9.86%	$27,286	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$59,396	9.79%	$36,397	6.00%	$48,529	8.00%
Howard Bancorp	$59,790	9.86%	$36,381	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$59,396	8.61%	$27,609	4.00%	$34,511	5.00%
Howard Bancorp	$59,790	8.66%	$27,610	4.00%	N/A
As of December 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$61,393	10.69%	$45,932	8.00%	$57,415	10.00%
Howard Bancorp	$61,811	10.73%	$46,067	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$57,791	10.07%	$22,966	4.00%	$34,449	6.00%
Howard Bancorp	$58,208	10.11%	$23,033	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$57,791	8.54%	$27,073	4.00%	$33,842	5.00%
Howard Bancorp	$58,208	8.60%	$27,072	4.00%	N/A

Note 11: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, had been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank and is currently set at 1%. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and though March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but Bancorp may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available for sale, loans held for sale and interest rate lock commitments are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2. Gains and losses on loan sales are determined using specific identification methods. Changes in fair value are recognized in the Consolidated Statement of Operations as part of realized and unrealized gain on mortgage banking activities.

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrower locks in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of a commitment. Market risk arises if interest rates move adversely between the time the interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 2 of the fair value hierarchy.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the three months ended March 31, 2015 and 2014.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$26,026	$-	$26,026	$-
U.S. Goverment treasuries	4,000	-	4,000	-
Mortgage-backed securities	85	-	85	-
Mutual funds	500	-	500	-
Loans held for sale	49,159	-	49,159	-
Rate lock commitments	145	-	145	-

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$36,981	$-	$36,981	$-
U.S. Goverment treasuries	3,997	-	3,997	-
Mortgage-backed securities	101	-	101	-
Loans held for sale	42,881	-	42,881	-
Rate lock commitments	342	-	342	-

Assets under fair value option:

March 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principle	Difference
Loans held for sale	$49,159	$47,863	$1,296

December 31, 2014	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principle	Difference
Loans held for sale	$42,881	$41,668	$1,213

There were no loans held for sale that were non-accrual or 90 days or more past due and still accruing interest at the end of either period presented. Net gain from the changes included in earnings in fair value of loans held for sale was $83 thousand and $1.2 million during the periods ended March 31, 2015 and December 31, 2014, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

March 31,2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	645	-	-	645
Residential - junior lien	29	-	-	29
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,694	-	-	2,694
Commercial loans and leases	1,928	-	-	1,928
Consumer	112	-	-	112

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	719	-	-	719
Residential - junior lien	27	-	-	27
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,700	-	-	2,700
Commercial loans and leases	1,940	-	-	1,940
Consumer	92	-	-	92

At March 31, 2015 and December 31, 2014, OREO consisted of the outstanding balance of $4.6 million, less valuation allowance of $2.1 million. Impaired loans had a recorded investment of $7.1 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively. Additional provisions on impaired loans for the three months ended March 31 2015 and year ended December 31, 2014 was $0.6 million.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at March 31, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

	March 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$30,611	$30,611	$-	$30,611	$-
Nonmarketable equity securities	2,535	2,535	-	2,535	-
Loans held for sale	49,159	49,159	-	49,159	-
Rate lock commitments	145	145	-	145	-
Loans and leases	570,437	571,351	-	-	571,351
Financial Liabilities
Deposits	580,655	581,185	-	-	581,185
Short-term borrowings	41,032	41,032	-	41,032	-
Long-term borrowings	19,500	19,555	-	19,555	-

	December 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$41,079	$41,079	$-	$41,079	$-
Nonmarketable equity securities	2,571	2,571	-	2,571	-
Loans held for sale	42,881	42,881	-	42,881	-
Rate lock commitments	342	342	-	342	-
Loans and leases	549,315	547,825	-	-	547,825
Financial Liabilities
Deposits	554,039	554,660	-	-	554,660
Short-term borrowings	48,628	48,628	-	48,628	-
Long-term borrowings	19,000	19,055	-	19,055	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at March 31, 2015 and December 31, 2014 and our consolidated results of operations for the periods ended March 31, 2015 and March 31, 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

On March 2, 2015, Bancorp entered into investment agreements with several bank institutional investors for the purchase and sale of an aggregate of 2,173,913 shares of Bancorp common stock, for an aggregate purchase price of $24,999,999.50. The purchase price per share was $11.50. The purchase and sale of the shares of common stock pursuant to the investment agreements will be completed following approval by Bancorp’s stockholders of a resolution permitting the issuance pursuant Nasdaq Stock Market LLC Listing Standard 5635(d) at its upcoming annual meeting, which is scheduled for May 27, 2015. When consummated, no investor will own more than 9.9% of the outstanding shares of Bancorp common stock, without giving effect to the shares to be issued pursuant to the merger agreement. Additionally, no board seats or board observation rights were provided to any investor.

On March 2, 2015, we entered into an Agreement and Plan of Merger with Patapsco Bancorp, Inc., a Maryland corporation (“Patapsco”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Patapsco will merge with and into Bancorp, with Bancorp continuing as the surviving entity. Immediately following the consummation of the merger, The Patapsco Bank, a Maryland-state chartered commercial bank and wholly-owned subsidiary of Patapsco (“Patapsco Bank”), will merge with and into the Bank, with the Bank continuing as the surviving entity. Consummation of the merger is subject to stockholder and regulatory approval and other customary closing conditions.

Total assets increased by over $19.1 million or 2.8% when comparing March 31, 2015 assets of $710.5 million to the $691.4 million at December 31, 2014. Total loans outstanding of $570.4 million at the end of March 2015 showed an increase of $17.5 million or 3.2% compared to total loans of $552.9 million on December 31, 2014. Total deposits grew by $26.6 million or 4.8% when comparing March 31, 2015 to December 31, 2014.

The first quarter of 2015 net income was $649 thousand, which represents an increase of 143.9% over net income for the first quarter of 2014. Net interest income for the quarter ended March 31, 2015 was $6.8 million versus $4.4 million for the first three months of 2014, an increase of approximately $2.4 million or 52.8%. Total noninterest income was $2.3 million for the first quarter of 2015, compared to a total of $623 thousand for the same period in 2014. Total noninterest expenses increased to $7.8 million from $4.5 million for the three months ended March 31, 2015 and 2014, respectively.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements require management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, income taxes and share based compensation.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2015 and December 31, 2014 balance sheets is presented below.

Assets

Total assets increased $19.1 million, or 2.8%, to $710.5 million at March 31, 2015 compared to $691.4 million at December 31, 2014. This asset growth was primarily due to growth of $17.3 million in net total loans, a $6.3 million increase in loans held for sale, and a $4.0 million increase in cash and cash equivalents partially offset by a $10.5 million decrease in investment securities. The increase in loans held for sale is attributable to the Bank’s continuing expansion of the mortgage banking division, while the loan portfolio growth was a result of our ongoing focus on organic growth. The asset growth was funded primarily from increases in customer deposits, which increased from $554.0 million at December 31, 2014 to $580.7 million at March 31, 2015, an increase of $26.7 million or 4.8%. Because of the successful growth in deposits, overall borrowing levels were reduced.

Securities Available for Sale

We have traditionally held U.S. agency securities, treasury securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Beginning in the first quarter of 2015, we have added a small investment in a mutual fund as a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At March 31, 2015 and December 31, 2014 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $2.5 million and $2.6 million, respectively. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$26,014	$26,026	$37,010	$36,981
Treasuries	4,000	4,000	4,000	3,997
Mortgage-backed	80	85	95	101
Mutual funds	500	500	-	-
	$30,594	$30,611	$41,105	$41,079

We had securities available for sale of $30.6 million and $41.1 million at March 31, 2015 and December 31, 2014, respectively, which were recorded at fair value. This represents a decrease of $10.5 million, or 25.5%, from year end 2014. The decrease in our securities portfolio resulted from scheduled maturities, and the funds received were used to supplement our deposit growth and fund the growth in both portfolio loans and loans held for sale, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at March 31, 2015. We did not record any gains or losses on the sales or calls of securities for the three months ended March 31, 2015. Because of the composition of the securities portfolio acquired in the NBRS acquisition, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand.

With respect to our portfolio of securities available for sale, the portfolio contained 7 securities with unrealized losses of $9 thousand and 14 securities with unrealized losses of $32 thousand at March 31, 2015 and December 31, 2014, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan Portfolio

Total loans and leases (which excludes loans held for sale) increased by $17.5 million or 3.2%, to $570.4 million at March 31, 2015 from $552.9 million at December 31, 2014. At March 31, 2015, total loans and leases represented 80.3% of total assets, up slightly compared to 80.0% of total assets at December 31, 2014. As the economy in our market area has continued its slow improvement, we have seen the beginning of increased demand for certain types of credit, especially commercial real estate, commercial and construction loans. In addition, with the expansion of our mortgage banking activities, our portfolio of residential mortgages also reflected growth during the quarter.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the amounts below, we had loans held for sale of $49.2 million at March 31, 2015, and $42.9 million at December 31, 2014.

(dollars in thousands)	March 31, 2014		December 31, 2014
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$58,904	10.3%	$64,158	11.6%
Residential - first lien	95,339	16.7	88,293	16.0
Residential - junior lien	20,498	3.6	19,301	3.5
Total residential real estate	115,837	20.3	107,594	19.5
Commercial - owner occupied	107,582	18.9	112,826	20.4
Commercial - non-owner occupied	138,830	24.3	123,958	22.4
Total commercial real estate	246,412	43.2	236,784	42.8
Total real estate loans	421,153	73.8	408,536	73.9
Commercial loans and leases	144,949	25.4	139,669	25.2
Consumer loans	4,335	0.8	4,712	0.9
Total loans and leases	$570,437	100.0%	$552,917	100.0%

Deposits

Our deposits increased from $554.0 million at December 31, 2014 to $580.7 million at March 31, 2015, an increase of $26.6 million or 4.8%. The increase resulted primarily from increases of $31.0 million or 16.4% in certificates of deposit. As represented in the table below, we experienced smaller increases in both money market and saving accounts in the first quarter of 2015. Transaction accounts, non-interest and interest bearing, decreased 4.7% or $9.0 million from year-end 2014 levels.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	March 31, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$137,287	24%	$142,727	26%
Interest-bearing checking	46,449	8	49,988	9
Money market accounts	142,066	24	140,426	25
Savings	34,312	6	31,354	6
Certificates of deposit $100,000 and over	148,718	26	108,904	19
Certificates of deposit under $100,000	71,823	12	80,640	15
Total deposits	$580,655	100%	$554,039	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $60.5 million at March 31, 2015 and $67.6 million at December 31, 2014. Short-term borrowings totaled $41.0 million at March 31, 2015 and $48.6 million at December 31, 2014. We had seven long-term FHLB advances outstanding totaling $19.5 million at March 31, 2015 compared to seven FHLB advances outstanding totaling $19.0 million at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity increased by $741 thousand, or approximately 1.2%, from $59.6 million at December 31, 2014 to $60.4 million at March 31, 2015. The increase in shareholders’ equity is primarily the result of the retention of the earnings for the first quarter of 2015.

Total shareholders’ equity at March 31, 2015 represents a capital to asset ratio of 8.5%, while the total shareholders’ equity at December 31, 2014 represented a capital to asset ratio of 8.6%. Even though capital levels increased, the overall growth in asset levels resulted in a slight decline in the capital to asset ratio.

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

	Three months ended March 31,
	2015			2014
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$131,415	$1,679	5.18%	$98,339	$1,175	4.84%
Commercial real estate	242,986	3,168	5.29	203,157	2,426	4.84
Construction and land	62,747	724	4.68	52,017	675	5.26
Residential real estate	111,750	1,350	4.90	48,625	539	4.50
Consumer	4,343	60	5.57	976	14	5.76
Total loans and leases	553,241	6,981	5.12	403,114	4,829	4.86
Loans held for sale	41,351	377	3.70	7,674	70	3.70
Federal funds sold	22,951	13	0.24	26,015	14	0.21
Securities: [2]
U.S. Treasury	3,998	-	-	-	-
U.S. Gov agencies	30,256	28	0.37	25,746	6	0.10
Mortgage-backed	93	1	4.51	160	2	4.56
Other investments	2,739	26	3.81	2,254	22	3.94
Total securities	37,086	55	0.60	28,160	30	0.43
Total earning assets	654,629	7,426	4.60	464,963	4,943	4.43
Cash and due from banks	7,513			5,108
Bank premises and equipment, net	12,124			11,060
Other assets	20,241			17,689
Less: allowance for credit losses	(3,681)			(2,586)
Total assets	$690,826			$496,234
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$47,851	$24	0.20%	$31,433	$19	0.25%
Money market	142,381	173	0.49	99,727	94	0.38
Savings	32,726	14	0.17	12,750	8	0.26
Time deposits	200,370	366	0.74	155,038	320	0.84
Total interest-bearing deposits	423,328	577	0.55	298,948	441	0.60
Short-term borrowings	47,138	29	0.25	39,165	31	0.32
Long-term borrowings	17,750	53	1.21	16,394	43	1.06
Total interest-bearing funds	488,216	659	0.55	354,507	515	0.59
Noninterest-bearing deposits	135,699			92,098
Other liabilities and accrued expenses	8,233			819
Total liabilities	632,148			447,424
Shareholders' equity	58,678			48,810
Total liabilities & shareholders' equity	$690,826			$496,234
Net interest rate spread [3]		$6,767	4.05%		$4,428	3.84
Effect of noninterest-bearing funds			0.14			0.02
Net interest margin on earning assets [4]			4.19%			3.86%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended March 31,
	2015 vs. 2014
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$505	$333	$172
Commercial real estate	742	904	(162)
Construction and land	49	(302)	351
Residential real estate	811	195	616
Consumer	46	(2)	48
Loans held for sale	307	(0)	307
Taxable securities	24	45	(21)
Federal funds sold	(1)	5	(6)
Total interest income	2,483	1,178	1,305

Interest paid on:
Savings deposits	6	(11)	17
Interest-bearing demand deposits	5	(15)	20
Money market accounts	79	110	(31)
Time deposits	46	(149)	195
Short-term borrowings	(2)	(29)	27
Long-term borrowing	10	24	(14)
Total interest expense	144	(70)	214
Net interest earned	$2,339	$1,248	$1,091

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the three months ended March 31, 2015 and March 31, 2014 is presented below.

General

Net income available to common shareholders increased $383 thousand, or 162.8%, to $618 thousand for the three months ended March 31, 2015 compared to $235 thousand for the three months ended March 31, 2014. The increase in net income available to common shareholders was primarily due to the $4.1 million increase in revenues (net interest income plus non-interest income) partially offset by a $3.3 million increase in non-interest expense. Much of this revenue growth and the increased operating expenses are attributable to our continued strategic and organic growth initiatives.

Interest Income

Interest income increased $2.5 million, or 50.2%, to $7.4 million for the three months ended March 31, 2015 compared to $4.9 million for the same period in 2014. The increase was due to a $2.1 million, or 44.6% increase in interest income on loans and leases, and a $377 thousand increase in interest on mortgage loans held for sale. The increase in interest income on loans was due to a $150 million or 37.2% increase in the average balance of portfolio loans quarter over quarter. Also contributing to the increase in interest income was an increase in the average yield on loans and leases from 4.86% for first quarter of 2014 to 5.12% for the same period in 2015. This yield increase was partially impacted by the yields on loans acquired since March 31, 2014. Interest income from other sources, primarily loans held for sale, increased primarily due to increased average balance of loans held for sale. The average balance of our loans held for sale portfolio during the quarter ended March 31, 2015 increased $33.7 million from the average balance during the quarter ended March 31, 2014.

Interest Expense

Interest expense increased $144 thousand, or 27.9%, to $659 thousand for the three months ended March 31, 2015, compared to $515 thousand for the same period in 2014. Even though we grew average interest-bearing sources of funds 41.6% during the first quarter of 2015 compared to the first quarter of 2014, we only experienced a 27.9% increase in interest expense due to an overall decrease in the average rates paid on interest-bearing liabilities, which dropped from 0.59% for the first quarter of 2014 to 0.55% for the same period in 2015. This lower cumulative cost of funds benefited from our ability to raise additional deposits at lower rates, including the funds added via acquisition.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.3 million, or 52.8%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. As noted above, the increase in net interest income was due to an increase of $2.5 million, or 50.2%, in interest income partially offset by an increase of $144 thousand or 27.9% in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $250 thousand for the three months ended March 31, 2015 compared to $176 thousand for the same period in 2014, an increase of $74 thousand. The provision for 2015 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, while maintaining specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $2.3 million for the three months ended March 31, 2015 compared to $623 thousand for the three months ended March 31, 2014, a $1.7 million or 277.0% increase. The increase in noninterest income in the first quarter of 2015 was primarily derived from substantial growth in our mortgage banking activities. Due to higher levels of mortgage originations, total loan fees generated and gains recorded on the sales of loans produced approximately $1.8 million in noninterest revenues for the first quarter of 2015 compared to $292 thousand for the same period in 2014. This generated a quarterly increase of $1.5 million or over 500%. In addition, service charges on deposits increased by nearly $62 thousand or 40.0% for the first three months of 2015 compared to the same period in 2014, due to higher levels of overdraft and analysis fees. Other operating income consists mainly of non-depository account fees for customer related services such as wire, merchant card and ATM activity, which increased $122 thousand or 143% primarily due to increased fee income resulting from our organic and acquired deposit growth.

Noninterest Expenses

Noninterest expenses increased $3.3 million or 74.4%, to $7.8 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014. This $3.3 million increase in expenses included (a) approximately $900 thousand in higher costs relating to the mortgage banking operations, (b) an incremental $1.6 million in expenses associated with operating the branches and operations of NBRS acquired during the fourth quarter of 2014, of which $255 thousand were costs incurred in the first quarter for our data systems conversion, which will be completed in the second quarter of 2015, (c) nearly $168 thousand in legal costs associated with the Patapsco merger agreement, and (d) an additional $600 thousand in additional costs from continued growth in organic operations. Compensation related expenses represented nearly one-third of the increase in expenses as they increased by $1.1 million for the first quarter of 2015 versus the same period in 2014. Of this $1.1 million increase, $277 thousand resulted from the mortgage division, which was still in formation in the first quarter of 2014, $643 thousand related to the additional staffing costs associated with the NBRS acquisition, and the remaining $170 thousand related to increases in the core infrastructure staff for the Bank’s legacy operations. We had 210 full time equivalent employees (FTE) at March 31, 2015 compared to 134 FTE at March 31, 2014, representing an increase of 76 FTE or 57%. Occupancy related expense increased by $505 thousand, or 107%, for the first quarter of 2015 compared to the first quarter of 2014, totaling $975 thousand in the first three months of 2015 versus $470 thousand in the same period of 2014. Similar to compensation costs, the majority of the increase was due to our expansion as $79 thousand of the total increase in occupancy related to additional mortgage office sites and $357 thousand related to the 2014 acquired locations, with the remainder for continued operations of all of our other offices. Other than compensation and occupancy expenses, the remainder of our operating costs increased by $1.7 million for the first quarter of 2015 versus the first quarter of 2014. Similar to the two expense categories discussed above, a full quarter of mortgage banking operations for 2015 accounted for $555 thousand of the other expenses, while the other expenses of the acquired operations totaled $642 thousand during the first quarter of 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders for the three months ended March 31, 2015 increased $383 thousand, or 162.7%, to $618 thousand compared to net income available to common shareholders of $235 thousand for the three months ended March 31, 2014. The increase in net income available to common shareholders was primarily due to the $4.1 million increase in revenues (net interest income plus non-interest income) partially offset by the $3.3 million increase in non-interest expense. Much of this revenue growth and the increased operating expenses are attributable to our continued growth initiatives.

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, our noninterest income and noninterest expense levels, pretax income increased by $649 thousand from $382 thousand in the first quarter of 2014 to $1.0 million in the first quarter of 2015. Income tax expense amounted to $382 thousand during the first three months of 2015 compared to $116 thousand for the first three months of 2014.

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

(in thousands)	March 31, 2015	December 31, 2014
Non-accrual loans:
Real estate loans:
Construction and land	$1,144	$1,144
Residential - First Lien	344	719
Residential - Junior Lien	59	57
Commercial	594	-
Commercial and leases	1,443	2,015
Consumer	112	92
Total non-accrual loans	3,696	4,027
Accruing troubled debt restructure loans:
Real estate loans:
Residential - First Lien	301	-
Commercial	2,100	-
Commercial and leases	224	226
Total accruing troubled debt restructure loans	2,625	226
Total non-performing loans	6,321	4,253
Other real estate owned:
Land	595	595
Commercial	1,877	1,877
Residential	-	-
Total other real estate owned	2,472	2,472
Total non-performing assets	$8,793	$6,725
Ratios:
Non-performing loans to total gross loans	1.11%	0.77%
Non-performing assets to total assets	1.24%	0.97%

At March 31, 2015, included in total non-accrual loans above was one troubled debt restructured loan totaling $594 thousand that was not performing in accordance with the modified terms, and the accrual of interest has ceased. There were three troubled debt restructured loans totaling $2.6 million currently performing subject to their modified terms. There were six loans that were 90 days or more past due and still accruing interest at March 31, 2015 consisting of three commercial credits totaling $332 thousand, one home equity line of credit totaling $74 thousand, and two residential first lien loans totaling $458 thousand.

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

Nonperforming assets amounted to $8.8 million, or 1.24% of total assets, at March 31, 2015 compared to $6.7 million or 0.97% of total assets, at December 31, 2014. Total nonperforming assets have increased by $2.1 million during 2015 primarily as a result of one credit being restructured. The decrease in non-accrual loans was impacted by five credits to one borrower returning to accruing status.

The composition of our nonperforming loans at March 31, 2015 is further described below:

Non-Accrual Loans:

•	Two construction and land loans totaling $1.1 million, one that includes a specific reserve.
•	One commercial non-owner occupied loan of $594 thousand.
•	Three residential first lien loans totaling $344 thousand. All of these loans were acquired from NBRS.
•	One residential junior lien for $59 thousand, acquired from NBRS.
•	Nineteen commercial loans totaling $1.4 million, one with an SBA guarantee and four that included a specific reserve.
•	One consumer loan for $112 thousand, acquired from NBRS.

Trouble Debt Restructured Loans:

•	One residential first lien for $301 thousand
•	One non-owner occupied commercial real estate loan for $2.1 million
•	One commercial loan for $224 thousand.

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

At March 31, 2015 and December 31, 2014, impaired loans amounted to $7.1 million and $7.2 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.1 million at both March 31, 2015 and December 31, 2014. The amount of impaired loans with no specific valuation allowance totaled $6.0 million and $6.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2014	December 31, 2014
Balance at beginning of year	$3,602	$2,506
Charge-offs:
Real estate
Commercial non-owner occupied loans	-	(160)
Commercial loans and leases	(13)	(2,054)
Consumer loans	(4)	(5)
	(17)	(2,219)
Recoveries:
Real estate
Residential first lien loans	3	1
Commercial non-owner occupied loans	-	4
Commercial loans and leases	1	55
Consumer loans	-	-
	4	60
Net charge-offs	(13)	(2,159)
Provision for credit losses	250	3,255
Balance at end of year	$3,839	$3,602

Net charge-offs to average loans and leases	0.002%	0.479%

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

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$164	10.3%	$174	11.6%
Residential first lien loans	278	16.7	272	16.0
Residential junior lien loans	55	3.6	55	3.5
Commercial owner occupied loans	175	18.9	160	20.4
Commercial non-owner occupied loans	625	24.3	562	22.4
Commercial loans and leases	2,527	25.4	2,366	25.2
Consumer loans	15	0.8	13	0.9
Total	$3,839	100.0%	$3,602	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2015 and December 31, 2014. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
39

3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015 and December 31, 2014, cash and cash equivalents totaled $28.5 million and $24.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2015 and December 31, 2014, we had $112.8 million and $115.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $54.1 million and $64.4 million at March 31, 2015 and December 31, 2014, respectively, and $58.6 million and $50.9 million in unused lines of credit to borrowers at March 31, 2015 and December 31, 2014, respectively. In addition to commitments to originate loans and unused lines of credit we had $9.9 million and $12.4 million in letters of credit at March 31, 2015 and December 31, 2014, respectively. Certificates of deposit due within one year of March 31, 2015 totaled $142.1 million, or 24.5% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2015 cash was utilized to increase our portfolio of loans by $17.5 million and increase our loans held for sale portfolio by $6.3 million. For the three month period ended March 31, 2014, these amounts were $13.8 million and $12.6 million, respectively. During the first quarter of 2015 we utilized cash to purchase additional securities totaling $8.5 million while receiving $19.0 million as a result of securities maturing. For the same period in 2014 we did not purchase any additional securities and we received $8.0 in security maturities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $26.6 million during the three months ended March 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $45 million at March 31, 2015 compared to $43 million at December 31, 2014. At March 31, 2015, we had the ability to borrow up to a total of $80.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015 and December 31, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2015 and December 31, 2014 are as follows:

(in thousands)	March 31, 2015	December 31, 2014

Unfunded loan commitments	$54,138	$64,375
Unused lines of credit	58,619	50,889
Letters of credit	9,915	12,397

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of March 31, 2015. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 27, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

2.1            Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. - incorporated by reference from Exhibit 2.1 of Bancorp’s Form 8-K filed on March 3, 2015

10.1           Form of Investment Agreement, dated as of March 2, 2015, between Howard Bancorp, Inc. and certain investors - incorporated by reference from Exhibit 10.1 of Bancorp’s Form 8-K filed on March 3, 2015

31(a)              Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

31(b)              Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

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

HOWARD BANCORP, INC.
(Registrant)

May 12, 2015	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

May 12, 2015	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

