Form 10-Q
period 2015-06-30
Howard Bancorp Inc
filed 2015-08-13
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of common stock outstanding as of July 31, 2015.

Common Stock, $0.01 par value – 6,360,487 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers while also increasing our origination of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	anticipated timing to consummate our pending merger with Patapsco Bancorp, Inc.;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements and that we do not anticipate material losses relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands)	2015	2014
ASSETS
Cash and due from banks	$28,107	$23,598
Federal funds sold	899	919
Total cash and cash equivalents	29,006	24,517
Securities available-for-sale, at fair value	34,581	41,079
Nonmarketable equity securities	3,385	2,571
Loans held for sale, at fair value	65,759	42,881
Loans and leases, net of unearned income	582,702	552,917
Allowance for credit losses	(4,199)	(3,602)
Net loans and leases	578,503	549,315
Bank premises and equipment, net	16,108	12,122
Core deposit intangible	1,224	1,391
Bank owned life insurance	11,834	11,659
Other real estate owned	2,480	2,472
Interest receivable and other assets	4,001	3,409
Total assets	$746,881	$691,416
LIABILITIES
Noninterest-bearing deposits	$148,928	$142,727
Interest-bearing deposits	426,788	411,312
Total deposits	575,716	554,039
Short-term borrowings	52,025	48,628
Long-term borrowings	27,500	19,000
Deferred tax liability	3,330	4,686
Accrued expenses and other liabilities	3,683	5,420
Total liabilities	662,254	631,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at June 30, 2015 and December 31, 2014	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,358,778 shares at June 30, 2015 and 4,145,547 at December 31, 2014	64	41
Capital surplus	61,919	38,360
Retained earnings	10,073	8,696
Accumulated other comprehensive income (loss)	9	(16)
Total shareholders’ equity	84,627	59,643
Total liabilities and shareholders’equity	$746,881	$691,416

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$14,772	$10,262	$7,414	$5,363
Interest and dividends on securities	111	57	56	27
Other interest income	27	21	14	7
Total interest income	14,910	10,340	7,484	5,397
INTEREST EXPENSE
Deposits	1,173	926	596	485
Short-term borrowings	55	56	26	25
Long-term borrowings	116	101	63	58
Total interest expense	1,344	1,083	685	568
NET INTEREST INCOME	13,566	9,257	6,799	4,829
Provision for credit losses	785	501	535	325
Net interest income after provision for credit losses	12,781	8,756	6,264	4,504
NONINTEREST INCOME
Service charges on deposit accounts	403	307	187	153
Realized and unrealized gains on mortgage banking activity	3,505	1,476	2,133	1,326
Income from bank owned life insurance	175	186	89	94
Loan fee income	1,292	519	824	376
Other operating income	412	194	205	110
Total noninterest income	5,787	2,682	3,438	2,059
NONINTEREST EXPENSE
Compensation and benefits	7,789	5,667	3,939	2,907
Occupancy and equipment	1,879	1,056	904	586
Amortization of core deposit intangible	167	41	84	21
Marketing and business development	1,307	720	679	459
Professional fees	1,218	571	722	341
Data processing fees	1,166	314	521	170
FDIC Assessment	209	201	119	119
Loan production expense	935	419	590	274
Other operating expense	1,605	853	882	472
Total noninterest expense	16,275	9,842	8,440	5,349
INCOME BEFORE INCOME TAXES	2,293	1,596	1,262	1,214
Income tax expense	853	593	471	477
NET INCOME	$1,440	$1,003	$791	$737
Preferred stock dividends	63	63	31	32
Net income available to common shareholders	$1,377	$940	$760	$705
NET INCOME PER COMMON SHARE
Basic	$0.31	$0.23	$0.16	$0.17
Diluted	$0.31	$0.23	$0.16	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Unaudited)

	For the six months ended
	June 30,
(in thousands)	2015	2014
Net Income	$1,440	$1,003
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains	40	2
Related income tax expense	(15)	-
Comprehensive income	$1,465	$1,005

	For the three months ended
	June 30,
(in thousands)	2015	2014
Net Income	$791	$737
Other comprehensive income
Investments available-for-sale:
Net unrealized holding losses	(8)	(2)
Related income tax benefit	4	1
Comprehensive income	$787	$736

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

					Retained	Accumulated
					Earnings /	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit)	income/loss	Total

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,592)	$4	$48,622
Net income	-	-	-	-	1,003	-	1,003
Net unrealized gain on securities	-	-	-	-	-	2	2
Dividends paid on preferred stock	-	-	-	-	(63)	-	(63)
Forfeited stock-based compensation	-	(6,668)	-	(34)	-	-	(34)
Issuance of common stock:
Stock awards	-	1,420	-	13	-	-	13
Stock-based compensation	-	-	-	86	-	-	86
Balances at June 30, 2014	$12,562	4,090,402	$41	$37,672	$(652)	$6	$49,629

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	1,440	-	1,440
Net unrealized gain on securities	-	-	-	-	-	25	25
Dividends paid on preferred stock	-	-	-	-	(63)	-	(63)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Stock awards	-	3,861	-	49	-	-	49
Exercise of options	-	21,465	-	217	-	-	217
Stock-based compensation	-	14,002	1	197	-	-	198
Balances at June 30, 2015	$12,562	6,358,788	$64	$61,919	$10,073	$9	$84,627

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	(Unaudited)
	For the six months ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,440	$1,003
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	785	501
Deferred income taxes (benefit)	(490)	(177)
Depreciation	446	351
Stock-based compensation	247	99
Forfeited restricted stock	-	(34)
Net (amortization) accretion of investment securities	(3)	1
Net amortization of intangible asset	167	41
Loans originated for sale	(264,919)	(103,644)
Proceeds from sale of loans originated for sale	245,546	79,568
Realized and unrealized gains on mortgage banking activity	(3,505)	(1,476)
Cash surrender value of BOLI	(175)	(186)
Increase (decrease) in interest receivable	153	(32)
Increase in interest payable	16	21
(Increase) decrease in other assets	(1,599)	158
(Decrease) increase in other liabilities	(2,603)	746
Net cash used in operating activities	(24,494)	(23,060)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(23,490)	(6,000)
Proceeds from maturities of investment securities available-for-sale	30,031	18,557
Net increase in loans and leases outstanding	(29,973)	(29,556)
Purchase of premises and equipment	(4,432)	(1,028)
Net cash used in investing activities	(27,864)	(18,027)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	6,201	7,780
Net increase in interest-bearing deposits	15,476	25,745
Net increase (decrease) in short-term borrowings	3,398	(9,040)
Proceeds from issuance of long-term debt	8,500	9,500
Repayment of long-term debt	-	(2,000)
Net proceeds from issuance of common stock, net of cost	23,335
Cash dividends on preferred stock	(63)	(63)
Net cash provided by financing activities	56,847	31,922

Net increase (decrease) in cash and cash equivalents	4,489	(9,165)
Cash and cash equivalents at beginning of period	24,517	35,736
Cash and cash equivalents at end of period	$29,006	$26,571
SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,329	$1,061
Cash payments for income taxes	1,190	-

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

Loans Held for Sale

The Company sells its mortgage loans to third party investors on a servicing released basis. Upon sale and delivery, loans are legally isolated from the Company and the Company has no ability to restrict or constrain the ability of third party investors to pledge or exchange the mortgage loans. The Company does not have the ability to repurchase the mortgage loans or unilaterally cause third party investors to put the mortgage loans back to the Company. Unrealized and realized gains on loan sales are determined using the specific identification method and are recognized through mortgage banking activity in the Consolidated Statements of Operations.

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

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

Segment Information

The Company has one reportable segment, “Community Banking.” All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, lending is dependent upon the ability of the Bank to fund itself with deposits and other borrowings and manage interest rate and credit risk. Accordingly, all significant operating decisions are based upon analysis of the Company as one segment.

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

Adoption of the amendments in this update can be either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. ASU 2014-14 was effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial statements.

ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations.

Update ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company will evaluate the amendments in this update but does not believe they will have an impact on its financial position or results of operations.

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

Note 2: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	June 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$32,000	$15	$5	$32,010	$37,010	$-	$29	$36,981
Treasuries	2,000	-	-	2,000	4,000	-	3	3,997
Mortgage-backed	67	3	-	70	95	6	-	101
Mutual funds	500	1	-	501	-	-	-	-
	$34,567	$19	$5	$34,581	$41,105	$6	$32	$41,079

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 are presented below:

June 30, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$8,497	$5	$-	$-	$8,497	$5
Treasuries	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-
Mutual funds	-	-	-	-	-	-
	$8,497	$5	$-	$-	$8,497	$5

December 31, 2014
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$26,477	$29	$-	$-	$26,477	$29
Treasuries	3,997	3	-	-	3,997	3
Mortgage-backed	-	-	-	-	-	-
	$30,474	$32	$-	$-	$30,474	$32

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	June 30, 2015		December 31, 2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$25,498	$25,498	$33,516	$33,506
After one through five years	8,505	8,515	7,508	7,487
After five through ten years	64	67	81	86
After ten years	500	501	-	-
	$34,567	$34,581	$41,105	$41,079

There were no sales of investment securities during the six months ended June 30, 2015 or in 2014. Because of the composition of the securities portfolio acquired in the NBRS acquisition, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand. At June 30, 2015 and December 31, 2014, $20.4 million and $30.9 million fair value of securities, respectively, were pledged as collateral for repurchase agreements and for public funds. No single issuer of securities, except for U. S. Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity.

Note 3: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2015 and December 31, 2014 are presented in the following table:

	June 30, 2015			December 31, 2014
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$61,711	$5,030	$66,741	$57,898	$6,260	$64,158
Residential - first lien	73,806	17,359	91,165	68,768	19,525	88,293
Residential - junior lien	14,624	7,659	22,283	11,762	7,539	19,301
Total residential real estate	88,430	25,018	113,448	80,530	27,064	107,594
Commercial - owner occupied	82,249	33,821	116,070	75,307	37,519	112,826
Commercial - non-owner occupied	109,164	31,086	140,250	90,937	33,021	123,958
Total commercial real estate	191,413	64,907	256,320	166,244	70,540	236,784
Total real estate loans	341,554	94,955	436,509	304,672	103,864	408,536
Commercial loans and leases	126,311	15,872	142,183	120,924	18,745	139,669
Consumer	1,371	2,639	4,010	1,878	2,834	4,712
Total loans	$469,236	$113,466	$582,702	$427,474	$125,443	$552,917

The above does not include $65.8 million in loans held for sale at June 30, 2015, and $42.9 million at December 31, 2014.

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months and six months ended June 30, 2015 and June 30, 2014:

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-	-	(494)	(4)	(498)
Recoveries	-	3	-	-	290	17	-	310
Provision for credit losses	330	53	(15)	106	(247)	550	8	785
Ending balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199
Three months ended:
Beginning balance	$164	$278	$55	$175	$625	$2,527	$15	$3,839
Charge-offs	-	-	-	-	-	(481)	-	(481)
Recoveries	-	-	-	-	290	16	-	306
Provision for credit losses	340	50	(15)	91	(310)	377	2	535
Ending balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199

	June 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	4	42	-	46
Provision for credit losses	37	(4)	(17)	7	116	365	(3)	501
Ending balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053
Three months ended:
Beginning balance	$143	$187	$16	$137	$686	$1,518	$13	$2,700
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	28	-	28
Provision for credit losses	16	9	1	1	(25)	325	(2)	325
Ending balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053

The following table provides additional information on the allowance for credit losses by segment:

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	313	-	10	-	-	310	-	633
collectively evaluated for impairment	185	328	30	237	551	2,046	17	3,394
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	-	-	-
collectively evaluated for impairment	6	-	-	29	54	83	-	172
Loans:
Legacy Loans:
Ending balance	61,711	73,806	14,624	82,249	109,164	126,311	1,371	469,236
individually evaluated for impairment	1,144	459	74	-	2,684	2,803	-	7,164
collectively evaluated for impairment	60,567	73,347	14,550	82,249	106,480	123,508	1,371	462,072
Acquired Loans:
Ending balance	5,030	17,359	7,659	33,821	31,086	15,872	2,639	113,466
individually evaluated for impairment	-	343	60	-	-	420	-	823
collectively evaluated for impairment	5,030	17,016	7,599	33,821	31,086	15,452	2,639	112,643

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	60	-	-	-	-	483	-	543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168
Loans:
Legacy Loans:
Ending balance	56,490	58,904	11,006	85,824	100,589	113,176	1,485	427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	6,260	19,525	7,539	37,519	33,021	18,745	2,834	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	6,260	19,114	7,482	37,519	33,021	18,340	2,742	124,478

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$60,567	$73,347	$14,550	$82,249	$106,480	$123,749	$1,371	$462,313
Special mention	-	-	-	-	-	-	-	-
Substandard	-	301	-		2,090	691	-	3,082
Doubtful	1,144	158	74	-	594	1,871	-	3,841
Total	$61,711	$73,806	$14,624	$82,249	$109,164	$126,311	$1,371	$469,236

Acquired Loans:
Not classified	$5,030	$16,499	$7,600	$33,821	$31,086	$15,452	$2,639	$112,127
Special mention	-	-	-	-	-	-	-	-
Substandard	-	517	-	-	-	-	-	517
Doubtful	-	343	59	-	-	420	-	822
Total	$5,030	$17,359	$7,659	$33,821	$31,086	$15,872	$2,639	$113,466

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$55,346	$58,439	$10,932	$85,580	$97,889	$111,312	$1,485	$420,983
Special mention	-	-	-	-	-	-	-	-
Substandard	1,144	465	74	244	2,700	1,864	-	6,491
Doubtful	-	-	-	-	-	-	-	-
Total	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Not classified	$6,260	$18,567	$7,482	$37,519	$33,021	$18,340	$2,742	$123,931
Special mention	-	-	-	-	-	-	-	-
Substandard	-	546	-	-	-	-	-	546
Doubtful	-	412	57	-	-	405	92	966
Total	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$60,531	$73,648	$14,550	$82,249	$108,570	$122,693	$1,345	$463,586
Accruing loans past due:
31-59 days past due	-	-	-	-	-	100	-	100
60-89 days past due	-	-	-	-	-	956	1	957
Greater than 90 days past due	36	-	-	-	-	691	25	752
Total past due	$36	$-	$-	$-	$-	$1,747	$26	$1,809

Non-accrual loans	1,144	158	74	-	594	1,871	-	3,841

Total loans	$61,711	$73,806	$14,624	$82,249	$109,164	$126,311	$1,371	$469,236

Acquired Loans:
Accruing loans current	$5,030	$16,983	$7,599	$33,586	$30,549	$15,309	$2,483	$111,539
Accruing loans past due:
31-59 days past due	-	33	-	-	-	-	-	33
60-89 days past due	-	-	-	-	-	-	-	-
Greater than 90 days past due	-	-	-	235	537	193	156	1,121
Total past due	$-	$33	$-	$235	$537	$193	$156	$1,154

Non-accrual loans	-	343	60	-	-	370	-	773

Total loans	$5,030	$17,359	$7,659	$33,821	$31,086	$15,872	$2,639	$113,466

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$55,346	$58,122	$10,932	$85,824	$100,439	$108,451	$1,480	$420,594
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	5	5
60-89 days past due	-	316	74	-	-	2,816	-	3,206
Greater than 90 days past due	-	158	-	-	150	244	-	552
Total past due	$-	$474	$74	$-	$150	$3,060	$5	$3,763

Non-accrual loans	1,144	308	-	-	-	1,665	-	3,117

Total loans	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Accruing loans current	$5,982	$18,867	$7,430	$37,519	$33,021	$17,990	$2,742	$123,551
Accruing loans past due:
31-59 days past due	-	247	52	-	-	54	-	353
60-89 days past due	-	-	-	-	-	24	-	24
Greater than 90 days past due	278	-	-	-	-	327	-	605
Total past due	$278	$247	$52	$-	$-	$405	$-	$982

Non-accrual loans	-	411	57	-	-	350	92	910

Total loans	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $6.5 million or 1.11% of total loans outstanding at June 30, 2015, which increased from $5.2 million or 0.94% at December 31, 2014.

The impaired loans at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$1,144	$459	$74	$-	$2,684	$2,803	$-	$7,164
With an allowance recorded	1,144	-	74	-	-	425	-	1,643
With no related allowance recorded	-	459	-	-	2,684	2,378	-	5,521

Related allowance	313	-	10	-	-	310	-	633

Unpaid principal	1,144	459	74	-	2,684	2,803	-	7,164

Six months ended June 30, 2015
Average balance of impaired loans	1,144	484	74	-	3,597	3,251	-	8,550
Interest income recognized	-	12	-	-	60	62	-	134
Three months ended June 30, 2015
Average balance of impaired loans	1,144	484	74	-	2,691	3,159	-	7,552
Interest income recognized	-	6	-	-	27	43	-	76

Acquired Loans:
Recorded investment	$-	$343	$60	$-	$-	$420	$-	$823
With an allowance recorded	-	-	-	-	-	-	-	-
With no related allowance recorded	-	343	60	-	-	420	-	823

Related allowance	-	-	-	-	-	-	-	-

Unpaid principal	-	407	82	-	330	584	-	1,403

Six months ended June 30, 2015
Average balance of impaired loans	-	417	82	-	330	663	-	1,492
Interest income recognized	-	1	-	-	-	3	-	4
Three months ended June 30, 2015
Average balance of impaired loans	-	410	82	-	330	642	-	1,464
Interest income recognized	-	-	-	-	-	1	-	1

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$1,144	$308	$-	$-	$2,700	$2,073	$-	$6,225
With an allowance recorded	334	-	-	-	-	690	-	1,024
With no related allowance recorded	810	308	-	-	2,700	1,383	-	5,201

Related allowance	60	-	-	-	-	483	-	543

Unpaid principal	1,144	308	-	-	2,700	2,127	-	6,279

Average balance of impaired loans	1,108	329	-	-	2,713	2,558	-	6,708
Interest income recognized	37	18	-	-	166	167	-	388

Acquired Loans:
Recorded investment	$-	$411	$57	$-	$-	$405	$92	$965
With an allowance recorded	-	-	57	-	-	55	-	112
With no related allowance recorded	-	411	-	-	-	350	92	853

Related allowance	-	-	30	-	-	55	-	85

Unpaid principal	-	565	83	-	530	825	327	2,330

Average balance of impaired loans	-	568	83	-	560	829	379	2,419
Interest income recognized	-	-	-	-	-	-	-	-

Included in the total impaired loans above were non-accrual loans of $4.6 million and $4.0 million at June 30, 2015 and December 31, 2014, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $48 thousand for the first six months of 2015.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2015 and 2014 there were no additional valuation allowances recorded as the current appraised value less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the six months ended June 30, 2015 and 2014 there were no new loans transferred from loans to OREO. For the first half of 2015 and 2014, the Company did not sell any properties held as OREO.

The trouble debt restructured loans (“TDRs”) at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,090	2,684
	1	$594	2	$2,391	$2,985

	December 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	1	$308	-	$-	$308
Commercial loans	6	723	1	226	949
	7	$1,031	1	$226	$1,257

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	June 30, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forbearance	$-	$301	$301
Commercial - non-owner occupied
Rate modification		2,090	2,090
Commercial loans
Rate modification	594	-	594
Total trouble debt restructure loans	$594	$2,391	$2,985

	December 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forbearance	$308	$-	$308
Commercial loans
Forbearance	723	-	723
Extension or other modification	-	226	226
Total trouble debt restructure loans	$1,031	$226	$1,257

There was one commercial real estate loan restructured in the first six months of 2014. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these credits. One performing commercial TDR has been in compliance with its modified term for over 12 consecutive months and was removed from a TDR status during the six months ended June 30, 2015.

Note 5: Intangibles

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	June 30, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$342	$1,224	8.09

	December 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$175	$1,391	8.59

During 2014, we acquired additional core deposit intangible totaling $513 thousand for the Havre de Grace branch acquisition, and $677 thousand for the NBRS Acquisition.

Estimated future amortization expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2015	$146
2016	241
2017	187
2018	149
2019	122
Thereafter	379
Total amortizing intangible assets	$1,224

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	June 30, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$148,928	26%	$142,727	26%
Interest-bearing checking	38,124	7	49,988	9
Money market accounts	142,657	25	140,426	25
Savings	35,649	6	31,354	6
Certificates of deposit $100,000 and over	142,306	24	108,904	19
Certificates of deposit under $100,000	68,052	12	80,640	15
Total deposits	$575,716	100%	$554,039	100%

Note 7: Stock Options and Other Equity Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2015 directors were issued 3,861 shares of stock as compensation for their service.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	264,652	$11.75	387,101	$11.19
Granted	-	-	-	-
Exercised	(21,465)	10.11	(4,139)	8.79
Forfeited	(19,911)	10.94	(118,310)	10.02
Balance at period end	223,276	$11.98	264,652	$11.75
Exercisable at period end	223,276	$11.98	264,652	$11.75
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.99 at June 30, 2015 the options outstanding had an aggregate intrinsic value of $448 thousand. At December 31, 2014, based upon fair market value of $11.40, the options outstanding had an aggregate intrinsic value of $175 thousand.

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

A summary of the activity for the Company’s restricted stock for the periods indicated is presented in the following table:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	33,330	$6.89	50,000	$6.89
Granted	-	-	-	-
Vested	(16,670)	6.89	(10,002)	6.91
Forfeited	-	-	(6,668)	6.85
Balance at period end	16,660	$6.89	33,330	$6.89

At June 30, 2015, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $86 thousand. This expense is expected to be recognized through 2016.

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

In 2014, 44,500 restricted stock units were granted, with 19,500 of the units subject to a three year vesting schedule with one-third of the units vesting each year on the grant date anniversary. The remaining 25,000 awarded units also are subject to a three year vesting schedule; however, they only vest if certain annual performance measures are satisfactorily achieved. In the first half of 2015, 50,000 restricted stock units were granted, with 20,000 of the units subject to a three year vesting schedule with one-third of the units vesting each year on the grant date anniversary. The remaining 30,000 awarded units also are subject to a three year vesting schedule; however, they only vest if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity for the Company’s restricted stock units for the periods ended:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	44,500	$11.21	-	$-
Granted	50,000	14.00	44,500	11.21
Vested	(14,002)	11.30	-	-
Forfeited	-	-	-	-
Balance at period ended	80,498	$12.98	44,500	$11.21

At June 30, 2015, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $935 thousand. This expense is expected to be recognized through 2018.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $198 thousand as well as $49 thousand for director compensation paid in stock for the period ended June 30, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted during the six months ended June 30, 2015 or in 2014.

Note 8: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. The Company’s matching contributions increased to $258 thousand for the six months ended June 30, 2015 from $119 thousand for the six months ended June 30, 2014, as a result of a large increase in the number of participants in the plan during the 12 months ended June 30, 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. Under the defined benefit SERP, Ms. Scully will receive $100,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $45 thousand for the six month period ending June 30, 2015.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net income	$1,440	$1,003	$791	$737
Preferred stock dividends	(63)	(63)	(31)	(32)
Net income available to common shareholders (numerator)	$1,377	$940	$760	$705
BASIC
Basic average common shares outstanding (denominator)	4,478,972	4,051,388	4,841,538	4,056,174
Basic income per common share	$0.31	$0.23	$0.16	$0.17
DILUTED
Average common shares outstanding	4,478,972	4,051,388	4,841,538	4,056,174
Dilutive effect of common stock equivalents	114,420	57,500	118,919	66,722
Diluted average common shares outstanding (denominator)	4,593,392	4,108,888	4,960,457	4,122,896
Diluted income per common share	$0.30	$0.23	$0.15	$0.17

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	77,690	474,971	77,690	474,971

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

Management believes that, as of June 30, 2015 and December 31, 2014, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total capital (to risk-weighted assets)
Howard Bank	$74,516	11.68%	$51,045	8.00%	$63,806	10.00%
Howard Bancorp	$88,284	13.82%	$51,111	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$70,317	11.02%	$28,713	4.50%	$41,474	6.50%
Howard Bancorp	$84,085	13.16%	$28,750	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$70,317	11.02%	$38,284	6.00%	$51,045	8.00%
Howard Bancorp	$84,085	13.16%	$38,333	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$70,317	9.95%	$28,265	4.00%	$35,332	5.00%
Howard Bancorp	$84,085	11.90%	$28,270	4.00%	N/A
As of December 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$61,393	10.69%	$45,932	8.00%	$57,415	10.00%
Howard Bancorp	$61,811	10.73%	$46,067	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$57,791	10.07%	$22,966	4.00%	$34,449	6.00%
Howard Bancorp	$58,208	10.11%	$23,033	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$57,791	8.54%	$27,073	4.00%	$33,842	5.00%
Howard Bancorp	$58,208	8.60%	$27,072	4.00%	N/A

Note 11: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders are entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, had been initially set at 5% per annum based upon the current level of “Qualified Small Business Lending” (“QSBL”) by the Bank and is currently set at 1%. The dividend rate for future dividend periods will be set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. Such dividends are not cumulative, but Bancorp may only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) may designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the six months ended June 30, 2015 and 2014.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$32,010	$-	$32,010	$-
U.S. Goverment treasuries	2,000	-	2,000	-
Mortgage-backed securities	70	-	70	-
Mutual funds	501	-	501	-
Loans held for sale	65,759	-	65,759	-
Rate lock commitments	551	-	551	-

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$36,981	$-	$36,981	$-
U.S. Goverment treasuries	3,997	-	3,997	-
Mortgage-backed securities	101	-	101	-
Loans held for sale	42,881	-	42,881	-
Rate lock commitments	342	-	342	-

Assets under fair value option:

June 30, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$65,759	$64,007	$1,752

December 31, 2014	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,881	$41,668	$1,213

There were no loans held for sale that were non-accrual or 90 days or more past due and still accruing interest at the end of either period presented. Net gain from the changes included in earnings in fair value of loans held for sale was $539 thousand and $1.2 million during the periods ended June 30, 2015 and December 31, 2014, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

June 30, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,480	$-	$-	$2,480
Impaired loans:
Construction and land	831	-	-	831
Residential - first lien	802	-	-	802
Residential - junior lien	124	-	-	124
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,684	-	-	2,684
Commercial loans and leases	2,913	-	-	2,913
Consumer	-	-	-	-

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	719	-	-	719
Residential - junior lien	27	-	-	27
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,700	-	-	2,700
Commercial loans and leases	1,940	-	-	1,940
Consumer	92	-	-	92

At June 30, 2015 and December 31, 2014, OREO consisted of the outstanding balance of $4.6 million, less valuation allowance of $2.1 million. Impaired loans had a recorded investment of $8.0 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively. Related allowance on impaired loans both periods ended June 30, 2015 and year ended December 31, 2014 was $0.6 million.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at June 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

Loans held for sale: Loans held for sale are carried at fair value. Based on outstanding investor commitments or, in absence of such commitments, based on current investor yield requirements on third party models.

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

	June 30, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$34,581	$34,581	$-	$34,581	$-
Nonmarketable equity securities	3,385	3,385	-	3,385	-
Loans held for sale	65,759	65,759	-	65,759	-
Rate lock commitments	551	551	-	551	-
Loans and leases	578,503	578,659	-	-	578,659
Financial Liabilities
Deposits	575,716	576,246	-	-	576,246
Short-term borrowings	52,025	52,025	-	52,025	-
Long-term borrowings	27,500	27,556	-	27,556	-

	December 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$41,079	$41,079	$-	$41,079	$-
Nonmarketable equity securities	2,571	2,571	-	2,571	-
Loans held for sale	42,881	42,881	-	42,881	-
Rate lock commitments	342	342	-	342	-
Loans and leases	549,315	547,825	-	-	547,825
Financial Liabilities
Deposits	554,039	554,660	-	-	554,660
Short-term borrowings	48,628	48,628	-	48,628	-
Long-term borrowings	19,000	19,055	-	19,055	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at June 30, 2015 and December 31, 2014 and our consolidated results of operations for the periods ended June 30, 2015 and June 30, 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

On March 2, 2015, we entered into an Agreement and Plan of Merger with Patapsco Bancorp, Inc., a Maryland corporation (“Patapsco”). The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Patapsco will merge with and into Bancorp, with Bancorp continuing as the surviving entity. Immediately following the consummation of the merger, The Patapsco Bank, a Maryland-state chartered commercial bank and wholly-owned subsidiary of Patapsco (“Patapsco Bank”), will merge with and into the Bank, with the Bank continuing as the surviving entity. Consummation of the merger is subject to customary closing conditions. Required stockholder and regulatory approvals have been obtained, and we currently expect to close this merger on August 28, 2015.

On June 2, 2015, Bancorp sold 2,173,913 shares of its common stock, par value $0.01 per share, at a purchase price of $11.50 per share or an aggregate of $24,999,999.50, to certain institutional accredited investors pursuant to investment agreements between the Company and such institutional investors dated as of March 2, 2015, in a private placement offering.

Total assets increased by over $55.5 million or 8.02% when comparing June 30, 2015 assets of $746.9 million to the $691.4 million at December 31, 2014. Total loans outstanding of $582.7 million at the end of June 2015 showed an increase of $29.8 million or 5.4% compared to total loans of $552.9 million on December 31, 2014. Total deposits grew by $21.7 million or 3.9% when comparing June 30, 2015 to December 31, 2014.

The first half of 2015 net income was $1.4 million, which represents an increase of $ 437 thousand or 43.6% over net income for the first half of 2014. Net interest income for the six months ended June 30, 2015 was $13.6 million versus $9.3 million for the first six months of 2014, an increase of approximately $4.3 million or 46.6%. Total noninterest income was $5.8 million for the first half of 2015, compared to a total of $2.7 million for the same period in 2014. Total noninterest expenses increased to $16.3 million from $9.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

We account for income taxes under the asset/liability method. We recognize deferred tax assets and liabilities for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period indicated by the enactment date. We establish a valuation allowance for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2015 and December 31, 2014 balance sheets is presented below.

Assets / Liabilities

Total assets increased $55.5 million, or 8.0%, to $746.9 million at June 30, 2015 compared to $691.4 million at December 31, 2014. This asset growth was primarily due to growth of $29.8 million in total loans, a $22.9 million increase in loans held for sale, and a $4.5 million increase in cash and cash equivalents partially offset by a $6.5 million decrease in investment securities. The increase in loans held for sale is attributable to the Bank’s continuing expansion of the mortgage banking division, while the loan portfolio growth was a result of our ongoing focus on organic growth. The asset growth was funded primarily from increases in customer deposits and increased borrowings. Deposits increased from $554.0 million at December 31, 2014 to $575.7 million at June 30, 2015, an increase of $21.7 million or 3.9%. Borrowing levels increased from $67.6 million at December 31, 2014 to $79.5 million at June 30, 2015.

Securities Available for Sale

We have traditionally held U.S. agency securities, treasury securities and mortgage backed securities in our securities portfolio, all of which are considered as available for sale. Beginning in the first quarter of 2015, we have added a small investment in a mutual fund as a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At June 30, 2015 and December 31, 2014 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $3.4 million and $2.6 million, respectively. This investment, which is required for continued membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$32,000	$32,010	$37,010	$36,981
Treasuries	2,000	2,000	4,000	3,997
Mortgage-backed	67	70	95	101
Mutual funds	500	501	-	-
	$34,567	$34,581	$41,105	$41,079

We had securities available for sale of $34.6 million and $41.1 million at June 30, 2015 and December 31, 2014, respectively, which were recorded at fair value. This represents a decrease of $6.5 million, or 15.8%, from the prior year end. The decrease in our securities portfolio resulted from scheduled maturities, and the funds received were used to supplement our deposit growth and fund the growth in both portfolio loans and loans held for sale, while maintaining an appropriate amount of securities to collateralize our repurchase agreements at June 30, 2015. We did not record any gains or losses on the sales or calls of securities for the six months ended June 30, 2015. Because of the composition of the securities portfolio acquired in the NBRS acquisition, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand.

With respect to our portfolio of securities available for sale, the portfolio contained 5 securities with unrealized losses of $5 thousand and 14 securities with unrealized losses of $32 thousand at June 30, 2015 and December 31, 2014, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan and Lease Portfolio

Total loans and leases increased by $29.8 million or 5.4%, to $582.7 million at June 30, 2015 from $552.9 million at December 31, 2014. At June 30, 2015, total loans were 78.2% of total assets, compared to 80.0% of total assets at December 31, 2014. As the economy in our market area has started to improve so has demand for certain types of credit, especially commercial real estate, commercial and construction loans. Growth of residential mortgages during 2015 is reflective of our mortgage banking activities.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated. In addition, we had loans held for sale of $65.8 million at June 30, 2015, and $42.9 million at December 31, 2014.

(dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$66,741	11.5%	$64,158	11.6%
Residential - first lien	91,165	15.6	88,293	16.0
Residential - junior lien	22,283	3.8	19,301	3.5
Total residential real estate	113,448	19.5	107,594	19.5
Commercial - owner occupied	116,070	19.9	112,826	20.4
Commercial - non-owner occupied	140,250	24.1	123,958	22.4
Total commercial real estate	256,320	44.0	236,784	42.8
Total real estate loans	436,509	74.9	408,536	73.9
Commercial loans and leases	142,183	24.4	139,669	25.2
Consumer loans	4,010	0.7	4,712	0.9
Total loans and leases	$582,702	100.0%	$552,917	100.0%

Deposits

Our deposits increased from $554.0 million at December 31, 2014 to $575.7 million at June 30, 2015, an increase of $21.7 million or 3.9%. The increase resulted primarily from increases of $20.8 million or 11.0% in certificates of deposit. As represented in the table below, we experienced smaller increases in both money market and saving accounts in the first half of 2015. Transaction accounts are made up of non-interest and interest bearing deposits. While these noninterest-bearing deposits increased 4.3%, interest-bearing checking decreased 23.7% from year-end 2014 levels.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated

(dollars in thousands)	June 30, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$148,928	26%	$142,727	26%
Interest-bearing checking	38,124	7	49,988	9
Money market accounts	142,657	25	140,426	25
Savings	35,649	6	31,354	6
Certificates of deposit $100,000 and over	142,306	24	108,904	19
Certificates of deposit under $100,000	68,052	12	80,640	15
Total deposits	$575,716	100%	$554,039	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”) and FHLB advances. Our borrowings totaled $79.5 million at June 30, 2015 and $67.6 million at December 31, 2014. Short-term borrowings totaled $52.0 million at June 30, 2015 and $48.6 million at December 31, 2014. We had seven long-term FHLB advances outstanding totaling $27.5 million at June 30, 2015 compared to seven FHLB advances outstanding totaling $19.0 million at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity increased by $25.0 million, or 41.9%, from $59.6 million at December 31, 2014 to $84.6 million at June 30, 2015. The increase in shareholders’ equity is primarily the result of the proceeds from the private placement discussed above.

Total shareholders’ equity at June 30, 2015 represents a capital to asset ratio of 11.3%, while the total shareholders’ equity at December 31, 2014 represents a capital to asset ratio of 8.6%. All of our regulatory capital ratios have increased and continue to significantly exceed those levels that position us as a well-capitalized bank.

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

	For the six months ended June 30,
	2015			2014
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$135,957	$3,360	4.98%	$98,433	$2,448	5.02%
Commercial real estate	250,208	6,506	5.24	202,984	4,888	4.86
Construction and land	62,148	1,458	4.73	55,146	1,462	5.34
Residential real estate	111,031	2,578	4.68	54,487	1,170	4.33
Consumer	4,233	124	5.93	1,017	29	5.80
Total loans and leases	563,577	14,026	5.02	412,067	9,997	4.89
Loans held for sale [2]	41,643	746	3.61	15,245	265	3.51
Federal funds sold	21,948	27	0.25	20,908	21	0.20
Securities: [2]
U.S. Treasury	3,933	2	0.10	-	-
U.S Gov agencies	28,880	51	0.36	21,086	11	0.11
Mortgage-backed	86	2	4.46	150	3	4.54
Other investments	2,964	56	3.81	2,386	43	3.60
Total securities	35,863	111	0.62	23,622	57	0.49
Total earning assets	663,031	14,910	4.53	471,842	10,340	4.42
Cash and due from banks	6,890			5,311
Bank premises and equipment, net	13,316			11,251
Other assets	19,743			17,528
Less: allowance for credit losses	(3,866)			(2,696)
Total assets	$699,114			$503,236
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$43,986	$47	0.21%	$31,857	$40	0.25%
Money market	136,426	342	0.51	102,021	210	0.42
Savings	33,781	24	0.14	12,659	15	0.24
Time deposits	206,460	760	0.74	158,495	661	0.84
Total interest-bearing deposits	420,653	1,173	0.56	305,032	926	0.61
Short-term borrowings	44,281	55	0.25	36,602	56	0.31
Long-term borrowings	19,157	116	1.22	18,972	101	1.08
Total interest-bearing funds	484,091	1,344	0.56	360,606	1,083	0.61
Noninterest-bearing deposits	144,583			92,870
Other liabilities and accrued expenses	7,442			780
Total liabilities	636,116			454,256
Shareholders' equity	62,998			48,980
Total liabilities & shareholders' equity	$699,114			$503,236
Net interest rate spread [3]		$13,566	3.98%		$9,257	3.81%
Effect of noninterest-bearing funds			0.15			0.14
Net interest margin on earning assets [4]			4.13%			3.96%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the three months ended June 30,
	2015			2014
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$140,448	$1,681	4.80%	$100,173	$1,274	5.10%
Commercial real estate	257,351	3,338	5.20	202,813	2,463	4.87
Construction and land	61,556	733	4.78	58,240	786	5.42
Residential real estate	110,319	1,228	4.46	58,638	630	4.31
Consumer	4,126	65	6.29	1,058	15	5.84
Total loans and leases	573,800	7,045	4.92	420,922	5,168	4.92
Loans held for sale [2]	41,931	369	3.53	22,733	195	3.44
Federal funds sold	20,956	14	0.26	15,857	7	0.18
Securities: [2]
U.S. Treasury	3,868	2		-	-
U.S. Gov agencies	27,520	24	0.35	16,477	5	0.12
Mortgage-backed	80	1	4.41	141	2	4.51
Other investments	3,186	29	3.68	2,517	20	3.26
Total securities	34,654	56	0.64	19,135	27	0.56
Total earning assets	671,341	7,484	4.47	478,647	5,397	4.52
Cash and due from banks	6,253			5,503
Bank premises and equipment, net	14,494			11,438
Other assets	19,250			17,368
Less: allowance for credit losses	(4,049)			(2,804)
Total assets	$707,289			$510,152
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$40,163	$23	0.23%	$32,277	$20	0.25%
Money market	135,975	169	0.50	104,289	116	0.45
Savings	34,824	10	0.12	12,569	7	0.21
Time deposits	212,484	394	0.74	161,914	342	0.85
Total interest-bearing deposits	423,446	596	0.56	311,049	485	0.63
Short-term borrowings	41,427	26	0.25	34,068	25	0.29
Long-term borrowing	20,577	63	1.23	21,522	58	1.08
Total interest-bearing funds	485,450	685	0.57	366,639	568	0.62
Noninterest-bearing deposits	147,906			93,625
Other liabilities and accrued expenses	6,663			740
Total liabilities	640,019			461,004
Shareholders' equity	67,270			49,148
Total liabilities & shareholders' equity	$707,289			$510,152
Net interest rate spread [3]		$6,799	3.91%		$4,829	3.90%
Effect of noninterest-bearing funds			0.16			0.15
Net interest margin on earning assets [4]			4.06%			4.05%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the six months ended June 30,			For the three months ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$912	$(31)	$943	$407	$(301)	$708
Commercial real estate	1,618	787	831	875	672	203
Construction and land	(4)	(334)	330	(53)	(376)	323
Residential real estate	1,408	192	1,216	598	90	508
Consumer	95	2	93	50	6	44
Loans held for sale	481	17	464	174	21	153
Taxable securities	54	33	21	29	17	12
Federal funds sold	6	9	(3)	7	13	(6)
Total interest income	4,570	675	3,895	2,087	142	1,945

Interest paid on:
Savings deposits	9	(12)	21	3	(12)	15
Checking plus interest deposits	7	(13)	20	3	(6)	9
Money market accounts	132	92	40	53	55	(2)
Time deposits	99	(156)	255	52	(167)	219
Short-term borrowings	(1)	(21)	20	1	(15)	16
Long-term borrowing	15	28	(13)	5	33	(28)
Total interest expense	261	(82)	343	117	(112)	229
Net interest earned	$4,309	$757	$3,552	$1,970	$254	$1,716

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2015 and June 30, 2014 is presented below.

General

Net income available to common shareholders increased $437 thousand, or 46.5%, to $1.4 million for the six months ended June 30, 2015 compared to $0.9 million for the six months ended June 30, 2014. This increase was primarily due to an increase in total revenues (net interest income plus non-interest income) of $7.4 million or 62.1%, led by a 46.6% growth in net interest income and 115.8% in noninterest income. Much of this revenue growth and the increased operating expenses are attributable to our continued strategic and organic growth initiatives. Non-interest expenses increased $6.4 million or 65.4% in the first half of 2015.

Interest Income

Interest income increased $4.6 million, or 44.2%, to $14.9 million for the six months ended June 30, 2015 compared to $10.3 million for the same period in 2014. The increase was primarily due to a $4.5 million or 44.0 % increase in interest income on loans and leases that includes $746 thousand in interest on mortgage loans held for sale. The increase in interest income on loans was due to a nearly $151.5 million or 36.8% increase in the average balance of the loan portfolio during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. An increase in the average yield of our loan and lease portfolio, which increased to 5.02% during the six months ended June 30, 2015 from 4.89% during the same period last year, also had a positive impact on interest income. Further, in addition to the growth in our portfolio of loans, the average balances of loans held for sale increased $26.4 million, which drove the increase in interest income on loans held for sale. Interest income from our securities portfolio increased $54 thousand or 94.7% as a result of a 13 basis point increase in the average yield on the securities in our portfolio and a 51.8% increase in their average balances.

Interest Expense

Interest expense increased by $261 thousand, or 24.1%, to $1.3 million for the six months ended June 30, 2015, compared to $1.1 million for the same period in 2014. Even though we were able to grow average interest bearing deposit sources of funds by $115.6 million or 37.9% for the first half of 2015 compared to the first half of 2014, total interest expense only rose 26.7% as the average rates paid on deposits decreased from 0.61% to 0.56% when comparing the two periods. We continue to see a shift in the composition of our deposits towards lower cost deposit products including noninterest-bearing deposits, the average balance of which grew $51.7 million when comparing the six months ended June 30, 2015 to the same period of the prior year. In addition to the growth of deposits, the average balance of borrowings increased 14.2% while interest expense on these funds increased 8.9%.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $4.3 million, or 46.6%, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. As noted above, the increase in net interest income was primarily due to an increase in interest income of $4.6 million, reduced by an increase of $261 thousand in interest expense.

Provision for Credit Losses

We establish a provision for credit losses, which is a charge to earnings, in order to maintain the allowance for credit losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or as more information becomes available. The allowance for credit losses is assessed on a quarterly basis and provisions are made for credit losses as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, we had a provision for credit losses of $785 thousand for the six months ended June 30, 2015 compared to $501 thousand for the same period in 2014, an increase of $284 thousand. The provision for 2015 reflects additional general provisions that are required given the continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $5.8 million for the six months ended June 30, 2015 compared to $2.7 million for the six months ended June 30, 2014, a $3.1 million increase. Almost all of this increase was generated from mortgage banking activities. Due to higher loan origination volumes, realized and unrealized gains from these activities increased from $1.5 million in the first half of 2014 to $3.5 million in the first half of 2015. Fees generated from mortgage banking, included in loan fee income (processing and underwriting) increased 171.3% for the first half of 2015 compared to the comparable prior year period, representing an increase of $721 thousand in revenues. Service charges on deposit accounts, which consist of account activity fees and other traditional banking fees, increased 31.4% to $403 thousand for the six months ended June 30, 2015 from $307 thousand for the same period in 2014 due mostly to the growth in deposit balances and customers as well as the retail oriented deposit mix acquired with the 2014 NBRS transaction. Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $218 thousand during the six months ended June 30, 2015 compared to the same period of 2014 due to increases in these transactions.

Noninterest Expenses

Noninterest expenses increased $6.4 million or 65.4%, to $16.3 million for the six months ended June 30, 2015 from $9.8 million for the six months ended June 30, 2014. Approximately one-third of this increase was in compensation and benefits, which grew by $2.1 million or 37.4% when comparing the first six months of 2015 versus the same period in 2014. This increase resulted partially from the increase in the number of locations we operate as we expanded our markets further into Harford and Cecil Counties in Maryland, resulting from acquisitions in the second half of 2014. As we have grown our balance sheet and geographic footprint, we have also increased the infrastructure staffing to ensure appropriate support levels, risk oversight, information technology platforms, and human resource initiatives. Occupancy related costs increased by $823 thousand or 77.9%, primarily from the franchise growth previously discussed. We have altered the mix of owned versus leased locations to better manage this expense component and will continue to evaluate utilization and opportunities. Nearly $1.9 million of increased expenses resulted from marketing and business development ($587 thousand), loan production expenses which include filing, credit report and appraisal fees ($516 thousand), and other operating expenses ($752 thousand), which are directly related to the increases in our loans, deposits, mortgage banking activities, and their related increase in revenues. Two other categories of expenses, professional fees and data processing expense, were heavily impacted by our acquisition related activities. Professional fees, which include legal and accounting costs, increased from $571 thousand for the first six months of 2014 to $1.2 million for the same period in 2015. Of this $647 thousand increase, nearly $500 thousand was related to our pending merger with Patapsco. Data processing expenses increased from $314 thousand for the first six months of 2014 to $1.2 million for the same period in 2015. Included in this $852 thousand increase were approximately $600 thousand in data conversion related costs resulting from our integration of the records of NBRS into our own systems. Between these two categories, approximately $1.1 million in non-recurring and non-operational expenses were absorbed in the first half of 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders during the six months ended June 30, 2015 increased $437 thousand or 46.5% to $1.4 million compared to $0.9 million during the six months ended June 30, 2014. The increase in net income available to common shareholders is attributable to the increase in revenues partially offset by the increase in non-interest expenses. Much of this revenue growth and the increased operating expenses are attributable to our continued growth initiatives. Earnings per common share for the first half of 2015 increased to $0.31 per share compared to $0.23 for the same period of 2014. The non-recurring expenses referred to above, net of tax, negatively impacted reported earnings per share by approximately $0.14 for the first six months of 2015. EPS was also negatively impacted in the first half of 2015 by a ten percent increase in the average number of shares outstanding compared to the same period in 2014, due to the previously-discussed private placement.

A comparison between the three months ended June 30, 2015 and June 30, 2014 is presented below.

General

Net income available to common shareholders increased $55 thousand, or 7.7%, to $760 thousand for the three months ended June 30, 2015 compared to $705 thousand for the three months ended June 30, 2014. This resulted in earnings per common share of $0.16 for the second quarter 2015 compared to $0.17 in the same period of 2014.

Interest Income

Interest income increased $2.1 million, or 38.7%, to $7.5 million for the three months ended June 30, 2015 compared to $5.4 million for the same period 2014. The increase was primarily due to a $2.0 million, or 38.3%, increase in interest income on loans. The increase in interest income on loans was due to a $152.9 million or 36.3% increase in the average balance of the loan portfolio compared to the three months ended June 30, 2014. In addition to the portfolio loans, the $19.2 million increase in the average balance of loans held for sale quarter over quarter also contributed to the increase in interest and fees on loans. Further, the average balance of securities increased $15.5 million during the second quarter of 2015 compared to the same period in the prior year, resulting in increased income of $29 thousand quarter over quarter. Interest income on federal funds sold increased $7 thousand over the same period in 2014 primarily as a result of an eight basis point increase in the average yield and a $5.1 million increase in the average balance quarter over quarter.

Interest Expense

Interest expense increased $117 thousand, or 20.7%, to $685 thousand for the three months ended June 30, 2015, compared to $568 thousand for the same period 2014, primarily as a result of increases in the average balance of both interest-bearing deposits and borrowings of $112.4 million and $6.4 million, respectively, partially offset by decreases in the rates paid on interest-bearing liabilities. The average rate paid on interest-bearing deposits decreased to 0.56% during the three months ended June 30, 2015 from 0.63% during the same period of 2014, while the average rate on borrowings decreased to 0.56% during the three months ended June 30, 2015, compared to 0.60% for the same period of 2014.

Net Interest Income

Net interest income increased $2.0 million, or 40.8%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As noted above, we were able to increase interest income by 38.7% while only increasing interest expense by 20.7%, largely due to our successful growth in noninterest bearing deposits $54.3 million or 58.0% on average quarter over quarter.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $535 thousand for the three months ended June 30, 2015 compared to $325 thousand for the same period in 2014, an increase of $210 thousand. The provision for the second quarter of 2015 was primarily due to additional general provisions that were required given the continued growth in the size of our loan portfolio as well as a specific provisions required on loans that are individually evaluated and deemed to be impaired.

Noninterest Income

Noninterest income was $3.4 million for the three months ended June 30, 2015 compared to $2.1 million for the three months ended June 30, 2014, a $1.4 million or 67.0% increase. This increase was primarily due to the $807 thousand increase in income generated from the mortgage banking activities during the second quarter of 2015.

Noninterest Expenses

Noninterest expenses increased by $3.1 million or 57.8%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. As discussed above with respect to the six month period ended June 30, 2015, expanding regional markets and our mortgage banking platform were the greatest factors impacting the increase in noninterest expenses. Compensation and employee benefits increased $1.0 million or 35.5% quarter over quarter. Occupancy and equipment expenses increased $318 thousand or 54.3%, as a result of our increased locations as mentioned above. Marketing and business development increased $220 thousand and other noninterest expense increased $410 thousand for the three months ended June 30, 2015 compared to for the same period of 2014 both of which are directly related to the increases in our loans, deposits, mortgage banking activities, and their related increase in revenues. Professional costs increased $381 thousand, of which $353 thousand was related to our pending merger with Patapsco and data processing expenses increased $351 thousand, and included $297 thousand in data conversion costs resulting from our integration of the records of NBRS into our own systems.

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

(in thousands)	June 30, 2015	December 31, 2014
Non-accrual loans:
Real estate loans:
Construction and land	$1,144	$1,144
Residential - First Lien	501	719
Residential - Junior Lien	134	57
Commercial	594	-
Commercial and leases	2,241	2,015
Consumer	-	92
Total non-accrual loans	4,614	4,027
Accruing troubled debt restructure loans:
Real estate loans:
Residential - First Lien	301	-
Commercial	2,090	-
Commercial and leases	-	226
Total accruing troubled debt restructure loans	2,391	226
Total non-performing loans	7,005	4,253
Other real estate owned:
Land	595	595
Commercial	1,885	1,877
Residential	-	-
Total other real estate owned	2,480	2,472
Total non-performing assets	$9,485	$6,725
Ratios:
Non-performing loans to total gross loans	1.20%	0.77%
Non-performing assets to total assets	1.27%	0.97%

Included in total non-accrual loans at June 30, 2015 is one trouble debt restructured loan totaling $594 thousand that was not performing in accordance with the modified terms, and the accrual of interest has ceased. There were two troubled debt restructured loans totaling $2.4 million currently performing subject to their modified terms. There were 13 loans 90 days or more past due and still accruing interest at June 30, 2015 - one land loan totaling $36 thousand, five commercial real estate credit totaling $772 thousand, three commercial loans totaling $884 thousand and four consumer loans totaling $181 thousand.

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

Nonperforming assets amounted to $9.5 million, or 1.27% of total assets, at June 30, 2015 compared to $6.7 million or 0.97% of total assets at December 31, 2014. Total nonperforming assets increased $2.8 million during 2015. With respect to OREO there were no new properties added, no current properties sold and no additional valuation adjustments required on current assets during the six months ended June 30, 2015. There was one OREO property that had development costs during the six months ended June 30, 2015. The increase in non-accrual loans during the first half of 2015 represents five new loans totaling $1.3 million, one home equity and one residential real estate loan to one borrower totaling $232 thousand and three commercial loans to one borrower totaling $1.1 million. Partially offsetting this increase was several non-accrual loans principal payments received from the borrowers during the period and applied to reduce the non-accrual balance.

The composition of our nonperforming loans at June 30, 2015 is further described below:

Non-Accrual Loans:

•	Two construction and land loans totaling $1.1 million, both with specific reserve.
•	One commercial non-owner occupied loan of $594 thousand.
•	Four residential first lien loans totaling $501 thousand. Three of these loans were acquired from NBRS.
•	Two residential junior liens for an aggregate of $134 thousand, one of which was acquired from NBRS.
•	Twenty commercial loans totaling $2.2 million, three with Small Business Administration (“SBA”) guarantees and three that include a specific reserve.

Trouble Debt Restructured Loans:

•	One residential first lien loan for $301 thousand.
•	One non-owner occupied commercial real estate loan for $2.1 million.
•	One commercial loan for $594 thousand.

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

At June 30, 2015 and December 31, 2014, impaired loans amounted to $8.0 million and $7.2 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.6 million and $1.1 million at June 30, 2015 and December 31, 2014, respectively. The amount of impaired loans with no specific valuation allowance totaled $6.3 million and $6.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Six months ended	Twelve months ended
(in thousands)	June 30, 2015	December 31, 2014
Balance at beginning of period	$3,602	$2,506
Charge-offs:
Real estate
Commercial non-owner occupied loans	-	(160)
Commercial loans and leases	(494)	(2,054)
Consumer loans	(4)	(5)
	(498)	(2,219)
Recoveries:
Real estate
Residential first lien loans	3	1
Commercial non-owner occupied loans	290	4
Commercial loans and leases	17	55
	310	60
Net charge-offs	(188)	(2,159)
Provision for credit losses	785	3,255
Balance at end of period	$4,199	$3,602

Net charge-offs to average loans and leases	0.033%	0.479%

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

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$504	11.5%	$174	11.6%
Residential first lien loans	328	15.6	272	16.0
Residential junior lien loans	40	3.8	55	3.5
Commercial owner occupied laons	266	19.9	160	20.4
Commercial non-owner occupied loans	605	24.1	562	22.4
Commercial loans and leases	2,439	24.4	2,366	25.2
Consumer loans	17	0.7	13	0.9
Total	$4,199	100.0%	$3,602	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2015 and December 31, 2014. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015 and December 31, 2014, cash and cash equivalents totaled $29.0 million and $24.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2015 and December 31, 2014, we had $149.2 million and $115.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $90.0 million and $64.4 million at June 30, 2015 and December 31, 2014, respectively, and $59.2 million and $50.9 million in unused lines of credit to borrowers at June 30, 2015 and December 31, 2014, respectively. In addition to commitments to originate loans and unused lines of credit we had $8.7 million and $12.4 million in letters of credit at June 30, 2015 and December 31, 2014, respectively. Certificates of deposit due within one year of June 30, 2015 totaled $150.9 million, or 26.2% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.Our primary investing activity is originating loans. During the six months ended June 30, 2015 cash was utilized to increase our portfolio of loans by $30.0 million and increase our loans held for sale portfolio by $22.9 million. For the six month period ended June 30, 2014, these amounts were $29.6 million and $25.6 million, respectively. During the first half of 2015 we utilized cash to purchase additional securities totaling $23.5 million while receiving $30.0 million as a result of securities maturing. For the same period in 2014 we used cash to purchase $6.0 million in securities and we received $18.6 million in security maturities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $21.7 million during the six months ended June 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $65 million at June 30, 2015 compared to $43 million at December 31, 2014. At June 30, 2015, we had the ability to borrow up to a total of $142.0 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015 and December 31, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2015 and December 31, 2014 are as follows:

(in thousands)	June 30, 2015	December 31, 2014

Unfunded loan commitments	$89,985	$64,375
Unused lines of credit	59,221	50,889
Letters of credit	8,705	12,397

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of June 30, 2015. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

HOWARD BANCORP, INC.
(Registrant)

August 13, 2015	/s/ Mary Ann Scully

Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 13, 2015	/s/ George C. Coffman

Date	GEORGE C. COFFMAN
EVP AND CFO

