Form 10-Q
period 2015-09-30
Howard Bancorp Inc
filed 2015-11-16
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of common stock outstanding as of October 31, 2015.

Common Stock, $0.01 par value – 6,955,097 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers, continuing to increase our originations of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	our expectation regarding the amount and timing of system conversion costs related to the Patapsco Bancorp acquisition being incurred and the related impact on earnings in the fourth quarter of 2015;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards; and
•	future cash requirements and that we do not anticipate material losses relating to commitments to extend credit.

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

PART I

Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands)	2015	2014
ASSETS
Cash and due from banks	$17,264	$23,598
Federal funds sold	1,083	919
Total cash and cash equivalents	18,347	24,517
Securities available-for-sale, at fair value	39,178	41,079
Nonmarketable equity securities	3,185	2,571
Loans held for sale, at fair value	64,427	42,881
Loans and leases, net of unearned income	755,500	552,917
Allowance for credit losses	(4,317)	(3,602)
Net loans and leases	751,183	549,315
Bank premises and equipment, net	20,428	12,122
Goodwill	1,132	-
Core deposit intangible	3,117	1,391
Bank owned life insurance	16,618	11,659
Other real estate owned	1,764	2,472
Interest receivable and other assets	5,114	3,409
Total assets	$924,493	$691,416
LIABILITIES
Noninterest-bearing deposits	$171,349	$142,727
Interest-bearing deposits	571,417	411,312
Total deposits	742,766	554,039
Short-term borrowings	52,708	48,628
Long-term borrowings	27,851	19,000
Deferred tax liability	2,552	4,686
Accrued expenses and other liabilities	6,536	5,420
Total liabilities	832,413	631,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at September 30, 2015 and December 31, 2014	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,921,378 shares at September 30, 2015 and 4,145,547 at December 31, 2014	69	41
Capital surplus	70,173	38,360
Retained earnings	9,257	8,696
Accumulated other comprehensive income (loss)	19	(16)
Total shareholders’ equity	92,080	59,643
Total liabilities and shareholders’ equity	$924,493	$691,416

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$23,177	$16,038	$8,405	$5,776
Interest and dividends on securities	179	86	68	28
Other interest income	43	30	16	9
Total interest income	23,399	16,154	8,489	5,813
INTEREST EXPENSE
Deposits	1,866	1,485	693	560
Short-term borrowings	98	84	43	28
Long-term borrowings	188	162	72	60
Total interest expense	2,152	1,731	808	648
NET INTEREST INCOME	21,247	14,423	7,681	5,165
Provision for credit losses	1,015	2,570	230	2,068
Net interest income after provision for credit losses	20,232	11,853	7,451	3,097
NONINTEREST INCOME
Service charges on deposit accounts	592	425	189	118
Realized and unrealized gains on mortgage banking activity	5,415	2,864	1,910	1,388
Income from bank owned life insurance	278	281	103	95
Loan fee income	2,140	1,005	848	485
Other operating income	619	282	207	89
Total noninterest income	9,044	4,857	3,257	2,175
NONINTEREST EXPENSE
Compensation and benefits	12,441	8,456	4,652	2,790
Occupancy and equipment	2,810	1,545	931	489
Amortization of core deposit intangible	248	58	82	17
Marketing and business development	2,093	1,120	786	400
Professional fees	1,080	787	386	217
Data processing fees	902	488	348	174
Merger and restructuring	3,303	82	2,166	82
FDIC Assessment	315	301	106	101
Loan production expense	1,534	704	600	285
Provision for other real estate owned	736	-	736	-
Other operating expense	2,412	1,262	807	406
Total noninterest expense	27,874	14,803	11,600	4,961
INCOME (LOSS) BEFORE INCOME TAXES	1,402	1,907	(892)	311
Income tax expense (benefit)	747	668	(106)	75
NET INCOME (LOSS)	$655	$1,239	$(786)	$236
Preferred stock dividends	94	94	31	31
Net income (loss) available to common shareholders	$561	$1,145	$(817)	$205
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.09	$0.28	$(0.13)	$0.05
Diluted	$0.09	$0.28	$(0.13)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Unaudited
	For the nine months ended
	September 30,
(in thousands)	2015	2014
Net Income	$655	$1,239
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains (losses)	54	(1)
Related income tax (expense) benefit	(19)	1
Comprehensive income	$690	$1,239

	Unaudited
	For the three months ended
	September 30,
(in thousands)	2015	2014
Net Income (loss)	$(786)	$236
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains (losses)	14	(2)
Related income tax (expense) benefit	(4)	1
Comprehensive income (loss)	$(776)	$235

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

					Retained	Accumulated
					Earnings /	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit)	income/(loss)	Total

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624
Net income	-	-	-	-	1,239	-	1,239
Dividends paid on preferred stock	-	-	-	-	(94)	-	(94)
Forfeited stock-based compensation	-	(6,668)	-	(34)	-	-	(34)
Issuance of common stock:
Stock awards	-	4,139	-	41	-	-	41
Exercise of warrants	-	47,068	-	470	-	-	470
Stock-based compensation	-	-	-	133	-	-	133
Balances at September 30, 2014	$12,562	4,140,189	$41	$38,217	$(445)	$4	$50,379

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	655	-	655
Net unrealized gain on securities	-	-	-	-	-	35	35
Dividends paid on preferred stock	-	-	-	-	(94)	-	(94)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Stock awards	-	5,560	-	72	-	-	72
Business combination	-	560,891	6	8,043			8,049
Exercise of options	-	21,465	-	217	-	-	217
Stock-based compensation	-	14,002	-	385	-	-	385
Balances at September 30, 2015	$12,562	6,921,378	$69	$70,173	$9,257	$19	$92,080

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$655	$1,239
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,015	2,570
Deferred income (benefit) taxes	(2,153)	108
Provision for other real estate owned	736	-
Depreciation	712	537
Stock-based compensation	457	140
Net amortization of investment securities	(4)	-
Net amortization of intangible asset	248	58
Loans originated for sale	(464,584)	(201,462)
Proceeds from sale of loans originated for sale	448,453	168,956
Realized and unrealized gains on mortgage banking activity	(5,415)	(2,864)
Cash surrender value of BOLI	(278)	(281)
Decrease in interest receivable	(433)	(148)
Increase in interest payable	116	53
Decrease (increase) in other assets	235	(185)
(Decrease) increase in other liabilities	(1,626)	372
Net cash used in operating activities	(21,866)	(30,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(13,916)	(31,997)
Proceeds from maturities of investment securities available-for-sale	42,541	33,571
Net increase in loans and leases outstanding	(48,345)	(43,604)
Purchase of premises and equipment	(4,633)	(1,213)
Acquisition activity, net of cash received	8,348	2,096
Net cash used in investing activities	(16,005)	(41,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	16,172	16,477
Net (decrease) increase in interest-bearing deposits	(2,850)	27,837
Net (decrease) increase in short-term borrowings	(1,313)	6,299
Proceeds from issuance of long-term debt	5,451	5,000
Repayment of long-term debt	(9,000)	(2,000)
Net proceeds from issuance of common stock, net of cost	23,335	470
Cash dividends on preferred stock	(94)	(94)
Net cash provided by financing activities	31,701	53,989

Net decrease in cash and cash equivalents	(6,170)	(18,065)
Cash and cash equivalents at beginning of period	24,517	35,736
Cash and cash equivalents at end of period	$18,347	$17,671
SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,035	$1,678
Cash payments for income taxes	2,690	370
Transferred from loans to other real estate owned	-	95

Assets acquired in branch acquisition (net of cash received)	$-	$16,841
Liabilities assumed in branch acquisition	-	18,826
Assets acquired in business combination (net of cash received)	195,237	-
Liabilities assumed in business combination	204,943	-

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

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp, Inc. (“Patapsco Bancorp”), the parent company of The Patapsco Bank (“Patapsco Bank”), through the merger of Patapsco Bancorp with and into Bancorp (the “Merger”). The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, by and between Bancorp and Patapsco Bancorp, as amended (the “Merger Agreement”). As a result of the Merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of the Bancorp’s common stock, par value $0.01 per share (“Common Stock”), provided that (i) cash was paid in lieu of any fractional shares of Common Stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the Merger was exchanged for cash in the Merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Common Stock. The aggregate Merger consideration was $10.064 million. In connection with the Merger, the parties have caused Patapsco Bank to merge with and into the Bank, with the Bank the surviving bank.

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

Note 2: Business Combination

Patapsco Acquisition

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp through the merger of Patapsco Bancorp with and into Bancorp pursuant to the Merger Agreement. As a result of the Merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Common Stock, provided that (i) cash was paid in lieu of any fractional shares of Common Stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the Merger were exchanged for cash in the Merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Common Stock. The aggregate Merger consideration was $10.064 million. In connection with the Merger, the parties have caused Patapsco Bank to merge with and into the Bank, with the Bank the surviving bank.

The Company has accounted for the Merger under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities were recorded by Bancorp at their estimated fair values as of their acquisition date. Fair value estimates for loans and deposits were based on management’s acceptance of a fair market valuation analysis performed by an independent third party firm.

The acquired assets and assumed liabilities of Patapsco Bancorp were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Patapsco Bancorp. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Deposits and borrowings were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities.

The statement of net assets acquired and the resulting goodwill recorded is presented in the following tables. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

	Acquired		Acquired
	Balances	Fair	Balances
	as Recorded By	Value	as Recorded
	Patapsco Bancorp	Adjustments	by Bancorp

Cash and due from banks	$18,637	$-	$18,637
Overnight investments	410	-	410
Investment securities	26,463	(208)	26,255
Loans	159,858	(2,951)	156,907
Allowance for credit losses	(2,492)	2,492	-
Interest receivable on loans	602	-	602
Fixed assets	2,864	1,321	4,185
Core deposit intangible	-	1,974	1,974
Other assets	5,005	(100)	4,905
Total assets	$211,347	$2,528	$213,875

Deposits - transaction accounts	$126,273	$-	$126,273
Certificate of deposit	48,556	254	48,810
Total deposits	174,829	254	175,083
Borrowings	14,000	393	14,393
Junior subordinated debt	5,000	(1,656)	3,344
Other liabilities	2,079	10,044	12,123
Total liabilities	$195,908	$9,035	$204,943

Net assets acquired over/(under)
Net liabilities assumed	$15,439	$(6,507)	$8,932

The following table summarizes the acquired assets and assumed liabilities in the Merger as of the acquisition date, and the resulting goodwill of $1.1 million resulting from the transaction (in thousands):

Assets acquired at fair value:

Cash and cash equivalents	$19,047
Investment securities available for sale	26,255
Loans	156,907
Accrued interest receivable	602
Other assets	9,090
Core deposit intangible	1,974
Total fair value of assets acquired	$213,875

Liabilities assumed at fair value:
Deposits	175,083
Borrowings	17,737
Accrued expenses and other liabilities	12,123
Total fair value of liabilities assumed	$204,943

Net assets assumed at fair value:		$8,932

Transaction consideration paid to Patapsco Bancorp		10,064

Amount of goodwill resulting from acquisition		$1,132

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all Patapsco Bancorp loans as of the acquisition date.

	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable FMV Adjustments	Carrying Value of Loans Receivable

Performing Loans Acquired	$156,393	$-	$156,393	$866	$155,527

Impaired Loans Acquired	3,465	1,713	1,752	372	1,380

Total	$159,858	$1,713	$158,145	$1,238	$156,907

At our acquisition of Patapsco Bancorp, we recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing loans to be retained in our portfolio.

We had an independent third party determine the net discounted value of cash flows on approximately 1,000 performing loans totaling $156.4 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable discount adjustment of $866 thousand at acquisition.

We also individually evaluated 13 impaired loans totaling $3.5 million to determine the fair value as of the August 28, 2015 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loan, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit risk related non-accretable difference of $1.7 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $372 thousand at acquisition relating to these impaired loans.

Note 3: Investment Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$37,992	$22	$2	$38,012	$37,010	$-	$29	$36,981
Treasuries	-	-	-	-	4,000	-	3	3,997
Mortgage-backed	58	3	-	61	95	6	-	101
Other investments	1,100	5	-	1,105	-	-	-	-
	$39,150	$30	$2	$39,178	$41,105	$6	$32	$41,079

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 are presented below:

September 30, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$7,996	$2	$-	$-	$7,996	$2
Treasuries	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
	$7,996	$2	$-	$-	$7,996	$2

December 31, 2014
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$26,477	$29	$-	$-	$26,477	$29
Treasuries	3,997	3	-	-	3,997	3
Mortgage-backed	-	-	-	-	-	-
	$30,474	$32	$-	$-	$30,474	$32

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	September 30, 2015		December 31, 2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$30,990	$30,991	$33,516	$33,506
After one through five years	7,002	7,021	7,508	7,487
After five through ten years	58	61	81	86
After ten years	1,100	1,105	-	-
	$39,150	$39,178	$41,105	$41,079

Because of the composition of the securities portfolio acquired in the Patapsco Bancorp and NBRS acquisitions, management deemed it prudent for interest rate risk management purposes to liquidate both of the acquired portfolios. Thus, in the third quarter of 2015, the Bank both acquired and sold nearly $26.3 million in securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the Patapsco Bancorp acquisition. Similarly in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand. At September 30, 2015 and December 31, 2014, $27.2 million and $30.9 million fair value of securities, respectively, were pledged as collateral for repurchase agreements and for public funds. No single issuer of securities, except for U. S. Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity.

Note 4: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2015 and December 31, 2014 are presented in the following table:

	September 30, 2015			December 31, 2014
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$64,874	$7,535	$72,409	$57,898	$6,260	$64,158
Residential - first lien	86,143	97,610	183,753	68,768	19,525	88,293
Residential - junior lien	12,523	14,069	26,592	11,762	7,539	19,301
Total residential real estate	98,666	111,679	210,345	80,530	27,064	107,594
Commercial - owner occupied	109,351	37,756	147,107	75,307	37,519	112,826
Commercial - non-owner occupied	95,565	60,340	155,905	90,937	33,021	123,958
Total commercial real estate	204,916	98,096	303,012	166,244	70,540	236,784
Total real estate loans	368,456	217,310	585,766	304,672	103,864	408,536
Commercial loans and leases	124,539	40,639	165,178	120,924	18,745	139,669
Consumer	1,170	3,386	4,556	1,878	2,834	4,712
Total loans	$494,165	$261,335	$755,500	$427,474	$125,443	$552,917

There were $64.4 million and $42.9 million in loans held for sale at September 30, 2015 and at December 31, 2014, respectively.

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the nine months and three months ended September 30, 2015 and September 30, 2014:

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-	-	(640)	(4)	(644)
Recoveries	-	3	1	-	319	18	3	344
Provision for credit losses	302	77	(15)	119	(200)	727	5	1,015
Ending balance	$476	$352	$41	$279	$681	$2,471	$17	$4,317
Three months ended:
Beginning balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199
Charge-offs	-	-	-	-	-	(146)	-	(146)
Recoveries	-	-	1	-	28	1	4	34
Provision for credit losses	(28)	24	-	13	48	177	(4)	230
Ending balance	$476	$352	$41	$279	$681	$2,471	$17	$4,317

	September 30, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	-	(2,115)	-	(2,115)
Recoveries	-	-	-	-	4	53	-	57
Provision for credit losses	(13)	5	(11)	195	4	2,393	(3)	2,570
Ending balance	$109	$205	$23	$326	$549	$1,795	$11	$3,018
Three months ended:
Beginning balance	$159	$196	$17	$138	$661	$1,871	$11	$3,053
Charge-offs	-	-	-	-	-	(2,115)	-	(2,115)
Recoveries	-	-	-	-	-	12	-	12
Provision for credit losses	(50)	9	6	188	(112)	2,027	-	2,068
Ending balance	$109	$205	$23	$326	$549	$1,795	$11	$3,018

The following table provides additional information on the allowance for credit losses by segment:

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$238	$-	$10	$-	$-	$222	$-	$470
collectively evaluated for impairment	232	210	31	279	651	2,179	17	3,599
Acquired Loans:
individually evaluated for impairment	-	-	-	-	30	48	-	78
collectively evaluated for impairment	6	142	-	-	-	22	-	170
Loans:
Legacy Loans:
Ending balance	$64,874	$86,143	$12,523	$109,351	$95,565	$124,539	$1,170	$494,165
individually evaluated for impairment	810	655	74	-	2,702	2,585	151	6,977
collectively evaluated for impairment	64,064	85,488	12,449	109,351	92,863	121,954	1,019	487,188
Acquired Loans:
Ending balance	7,535	97,610	14,069	37,756	60,340	40,639	3,386	261,335
individually evaluated for impairment	-	380	-	238	205	1,195	-	2,018
collectively evaluated for impairment	7,535	97,230	14,069	37,518	60,135	39,444	3,386	259,317

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$60	$-	$-	$-	$-	$483	$-	$543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168
Loans:
Legacy Loans:
Ending balance	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	6,260	19,525	7,539	37,519	33,021	18,745	2,834	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	6,260	19,114	7,482	37,519	33,021	18,340	2,742	124,478

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$64,064	$85,488	$12,449	$109,351	$92,716	$119,718	$1,019	$484,805
Special mention	-	-	-	-	-	1,528	-	1,528
Substandard	-	301	-		2,230	1,613	-	4,144
Doubtful	810	354	74	-	619	1,680	151	3,688
Total	$64,874	$86,143	$12,523	$109,351	$95,565	$124,539	$1,170	$494,165

Acquired Loans:
Not classified	$7,535	$97,230	$14,069	$37,517	$59,613	$38,732	$3,386	$258,082
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	522	712	-	1,234
Doubtful	-	380	-	239	205	1,195	-	2,019
Total	$7,535	$97,610	$14,069	$37,756	$60,340	$40,639	$3,386	$261,335

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$55,346	$58,439	$10,932	$85,580	$97,889	$111,312	$1,485	$420,983
Special mention	-	-	-	-	-	-	-	-
Substandard	1,144	465	74	244	2,700	1,864	-	6,491
Doubtful	-	-	-	-	-	-	-	-
Total	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Not classified	$6,260	$18,567	$7,482	$37,519	$33,021	$17,611	$2,742	$123,202
Special mention	-	-	-	-	-	-	-	-
Substandard	-	546	-	-	-	729	-	1,275
Doubtful	-	412	57	-	-	405	92	966
Total	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$64,036	$85,747	$12,400	$109,351	$94,946	$121,705	$999	$489,184
Accruing loans past due:
31-59 days past due	-	-	49	-	-	80	-	129
60-89 days past due	-	42	-	-	-	85	-	127
Greater than 90 days past due	28	-	-	-	-	989	20	1,037
Total past due	28	42	49	-	-	1,154	20	1,293

Non-accrual loans	810	354	74	-	619	1,680	151	3,688

Total loans	$64,874	$86,143	$12,523	$109,351	$95,565	$124,539	$1,170	$494,165

Acquired Loans:
Accruing loans current	$7,535	$97,220	$13,996	$37,008	$59,523	$35,456	$3,376	$254,114
Accruing loans past due:
31-59 days past due	-	-	73	274	-	85	5	437
60-89 days past due	-	-	-	-	612	-	-	612
Greater than 90 days past due	-	-	-	236	-	3,903	5	4,144
Total past due	-	-	73	510	612	3,988	10	5,193

Non-accrual loans	-	390	-	238	205	1,195	-	2,028

Total loans	$7,535	$97,610	$14,069	$37,756	$60,340	$40,639	$3,386	$261,335

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$55,346	$58,122	$10,932	$85,824	$100,439	$108,451	$1,480	$420,594
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	5	5
60-89 days past due	-	316	74	-	-	2,816	-	3,206
Greater than 90 days past due	-	158	-	-	150	244	-	552
Total past due	-	474	74	-	150	3,060	5	3,763

Non-accrual loans	1,144	308	-	-	-	1,665	-	3,117

Total loans	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Accruing loans current	$5,982	$18,867	$7,430	$37,519	$33,021	$17,990	$2,742	$123,551
Accruing loans past due:
31-59 days past due	-	247	52	-	-	54	-	353
60-89 days past due	-	-	-	-	-	24	-	24
Greater than 90 days past due	278	-	-	-	-	327	-	605
Total past due	278	247	52	-	-	405	-	982

Non-accrual loans	-	411	57	-	-	350	92	910

Total loans	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $10.9 million or 1.44% of total loans outstanding at September 30, 2015, which represents an increase from $5.2 million or 0.94% at December 31, 2014.

The impaired loans at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$810	$655	$74	$-	$2,702	$2,585	$151	$6,977
With an allowance recorded	810	-	74	-	-	250	-	1,134
With no related allowance recorded	-	655	-	-	2,702	2,335	151	5,843

Related allowance	238	-	10	-	-	222	-	470

Unpaid principal	810	655	74	-	2,702	2,585	151	6,977

Nine months ended
Average balance of impaired loans	810	603	74	-	3,409	3,020	151	8,067
Interest income recognized	-	19	-	-	78	82	-	179
Three months ended
Average balance of impaired loans	810	679	74	-	2,880	2,947	151	7,541
Interest income recognized	-	7	-	-	18	20	-	45

Acquired Loans:
Recorded investment	$-	$380	$-	$238	$205	$1,195	$-	$2,018
With an allowance recorded	-	-	-	-	82	48	-	130
With no related allowance recorded	-	380	-	238	123	1,147	-	1,888

Related allowance	-	-	-	-	30	48	-	78

Unpaid principal	-	473	-	414	389	3,101	-	4,377

Nine months ended
Average balance of impaired loans	-	473	-	414	389	3,101	-	4,377
Interest income recognized	-	5	-	4	-	3	-	12
Three months ended
Average balance of impaired loans	-	483	-	421	480	3,103	-	4,487
Interest income recognized	-	4	-	4	-	-	-	8

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$1,144	$308	$-	$-	$2,700	$2,073	$-	$6,225
With an allowance recorded	334	-	-	-	-	690	-	1,024
With no related allowance recorded	810	308	-	-	2,700	1,383	-	5,201

Related allowance	60	-	-	-	-	483	-	543

Unpaid principal	1,144	308	-	-	2,700	2,127	-	6,279

Average balance of impaired loans	1,108	329	-	-	2,713	2,558	-	6,708
Interest income recognized	37	18	-	-	166	167	-	388

Acquired Loans:
Recorded investment	$-	$411	$57	$-	$-	$405	$92	$965
With an allowance recorded	-	-	57	-	-	55	-	112
With no related allowance recorded	-	411	-	-	-	350	92	853

Related allowance	-	-	30	-	-	55	-	85

Unpaid principal	-	565	83	-	530	825	327	2,330

Average balance of impaired loans	-	568	83	-	560	829	379	2,419
Interest income recognized	-	-	-	-	-	-	-	-

Included in the total impaired loans above were non-accrual loans of $5.7 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $115 thousand for the first nine months of 2015.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2015 the Bank recorded a valuation allowance of $736 thousand in non-interest expense for properties where the current appraised values of which were less than the carrying amounts. For the same period of 2014 there was no additional valuation allowances recorded as the current appraised value less estimated cost to sell was higher than the recorded OREO amount. In conjunction with the Patapsco Bancorp acquisition we added one existing property to OREO in the amount of $20 thousand. For the nine months ended September 30, 2015 there were no new loans transferred from loans to OREO and for the same period in 2014 one loan was transferred to OREO. For the first nine months of 2015 and 2014, the Bank did not sell any properties held as OREO.

The trouble debt restructured loans (“TDRs”) at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,083	2,677
	1	$594	2	$2,384	$2,978

	December 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Legacy Loans:
Residential real estate - first lien	1	$308	-	$-	$308
Commercial loans	6	723	1	226	949
	7	$1,031	1	$226	$1,257

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	September 30, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate (RE) - first lien
Forbearance	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	594	2,083	2,677
Total trouble debt restructure loans	$594	$2,384	$2,978

	December 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Legacy Loans:
Residential real estate - first lien
Forbearance	$308	$-	$308
Commercial loans
Forbearance	723	-	723
Extension or other modification	-	226	226
Total trouble debt restructure loans	$1,031	$226	$1,257

There was one commercial real estate loan restructured in the first nine months of 2015. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these credits. One performing commercial TDR has been in compliance with its modified term for over 12 consecutive months and was removed from a TDR status during the nine months ended September 30, 2015.

Note 6: Goodwill and Other Intangible Assets

As of September 30, 2015 the Company recorded $1.1 million in goodwill relating to the Patapsco Bancorp acquisition. Goodwill is evaluated for impairment yearly or as events occur or circumstances change that would more-likely-than-not reduce the fair value below the carrying amount. Fair value is determined by using discounted cash flow analyses. Carrying value is determined using an equity allocation methodology considering both regulatory risk-based capital and tangible equity relative to tangible assets.

The Bank has one segment, which is the core banking operations. The table below shows goodwill balances at September 30, 2015. There was no goodwill at December 31, 2014.

September 30,
(in thousands)	2015
Goodwill
Banking	$1,132

The gross carrying amount and accumulated amortization of intangible assets are as follows:

	September 30, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$423	$3,117	7.88

	December 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$175	$1,391	8.59

Estimated future amortization expense for amortizing intangibles within the years ending December 31 is as follows:

(in thousands)
2015	$176
2016	663
2017	513
2018	401
2019	318
Thereafter	1,046
Total amortizing intangible assets	$3,117

In the third quarter of 2015 we recorded $2.0 million in additional core deposit intangible (“CDI”) from the Patapsco Bancorp acquisition. For 2014, we acquired CDI totaling $513 thousand for the Havre de Grace branch acquisition, and $677 thousand from the NBRS Acquisition.

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

(dollars in thousands)	September 30, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$171,349	23%	$142,727	26%
Interest-bearing checking	62,979	8	49,988	9
Money market accounts	227,074	31	140,426	25
Savings	51,872	7	31,354	6
Certificates of deposit $100,000 and over	131,349	18	108,904	19
Certificates of deposit under $100,000	98,143	13	80,640	15
Total deposits	$742,766	100%	$554,039	100%

The acquisition of Patapsco Bancorp added approximately $172.7 million in additional deposits at September 30, 2015.

Note 8: Stock Options and Other Equity Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2015 directors were issued 5,560 shares of stock as compensation for their service.

Stock Options

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	264,652	$11.75	387,101	$11.19
Granted	-	-	-	-
Exercised	(21,465)	10.11	(4,139)	8.79
Forfeited	(21,711)	10.98	(118,310)	10.02
Balance at period end	221,476	$11.99	264,652	$11.75
Exercisable at period end	221,476	$11.99	264,652	$11.75
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.20 at September 30, 2015 the options outstanding had an aggregate intrinsic value of $490 thousand. At December 31, 2014, based upon fair market value of $11.40, the options outstanding had an aggregate intrinsic value of $175 thousand.

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

A summary of the activity for the Company’s restricted stock for the periods indicated is presented in the following table:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	33,330	$6.89	50,000	$6.89
Granted	-	-	-	-
Vested	(18,336)	6.89	(10,002)	6.91
Forfeited	(1,666)	-	(6,668)	6.85
Balance at period end	13,328	$6.89	33,330	$6.89

At September 30, 2015, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $46 thousand. This expense is expected to be recognized through 2016.

Restricted Stock Units

Restricted stock units (RSUs) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

In 2014, 44,500 RSUs were granted, with 19,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 25,000 awarded RSUs also are subject to a three year vesting schedule; however, they only vest if certain annual performance measures are satisfactorily achieved. During the first nine months of 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 awarded RSUs also are subject to a three year vesting schedule; however, they only vest if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity for the Company’s RSUs for the periods ended:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	44,500	$11.21	-	$-
Granted	73,500	14.00	44,500	11.21
Vested	(19,836)	11.64	-	-
Forfeited	(8,333)	(12.92)	-	-
Balance at period ended	89,831	$13.23	44,500	$11.21

At September 30, 2015, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $990 thousand. This expense is expected to be recognized through 2018.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $385 thousand as well as $72 thousand for director compensation paid in stock for the period ended September 30, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted during the nine months ended September 30, 2015 or in 2014.

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. The Company’s matching contributions increased to $391 thousand for the nine months ended September 30, 2015 up from $204 thousand for the nine months ended September 30, 2014, as a result of a large increase in the number of participants in the plan during the 12 months ended September 30, 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. Under the defined benefit SERP, Ms. Scully will receive $100,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $68 thousand for the nine month period ending September 30, 2015.

Note 10: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods ended:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Net income (loss)	$655	$1,239	$(786)	$236
Preferred stock dividends	(94)	(94)	(31)	(31)
Net income (loss) available to common shareholders (numerator)	$561	$1,145	$(817)	$205
BASIC
Basic average common shares outstanding (denominator)	5,897,325	4,061,598	6,493,987	4,081,685
Basic income (loss) per common share	$0.09	$0.28	$(0.13)	$0.05
DILUTED
Average common shares outstanding	5,897,325	4,061,598	6,493,987	4,081,685
Dilutive effect of common stock equivalents	127,648	75,865	0	91,916
Diluted average common shares outstanding (denominator)	6,024,973	4,137,463	6,493,987	4,173,601
Diluted income (loss) per common share	$0.09	$0.28	$(0.13)	$0.05

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	2,150	209,347	156,270	209,347

Note 11: Risk-Based Capital

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

Management believes that, as of September 30, 2015 and December 31, 2014, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total capital (to risk-weighted assets)
Howard Bank	$86,843	11.14%	$62,365	8.00%	$77,956	10.00%
Howard Bancorp	$94,303	12.12%	$62,263	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$82,524	10.59%	$35,080	4.50%	$50,671	6.50%
Howard Bancorp	$89,986	11.56%	$35,023	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,524	10.59%	$46,774	6.00%	$62,365	8.00%
Howard Bancorp	$89,986	11.56%	$46,698	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$82,524	10.25%	$32,199	4.00%	$40,248	5.00%
Howard Bancorp	$89,986	11.16%	$32,250	4.00%	N/A
As of December 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$61,393	10.69%	$45,932	8.00%	$57,415	10.00%
Howard Bancorp	$61,811	10.73%	$46,067	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$57,791	10.07%	$22,966	4.00%	$34,449	6.00%
Howard Bancorp	$58,208	10.11%	$23,033	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$57,791	8.54%	$27,073	4.00%	$33,842	5.00%
Howard Bancorp	$58,208	8.60%	$27,072	4.00%	N/A

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was a $736 thousand valuation loss recognized in the third quarter of 2015. During the nine months ended September 30, 2014 there was no valuation loss recognized.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$38,012	$-	$38,012	$-
Mortgage-backed securities	61	-	61	-
Other investments	1,105	-	1,105	-
Loans held for sale	64,427	-	64,427	-
Rate lock commitments	560	-	560	-

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Goverment agencies	$36,981	$-	$36,981	$-
U.S. Goverment treasuries	3,997	-	3,997	-
Mortgage-backed securities	101	-	101	-
Loans held for sale	42,881	-	42,881	-
Rate lock commitments	342	-	342	-

Assets under fair value option:

September 30, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$64,427	$62,674	$1,753

December 31, 2014	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,881	$41,668	$1,213

There were no loans held for sale that were non-accrual or 90 days or more past due and still accruing interest at the end of either period presented. Net gain from the changes included in earnings in fair value of loans held for sale was $540 thousand and $1.2 million during the periods ended September 30, 2015 and December 31, 2014, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

September 30, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,764	$-	$-	$1,764
Impaired loans:
Construction and land	572	-	-	572
Residential - first lien	1,035	-	-	1,035
Residential - junior lien	64	-	-	64
Commercial - owner occupied	238	-	-	238
Commercial - non-owner occupied	2,877	-	-	2,877
Commercial loans and leases	3,510	-	-	3,510
Consumer	151	-	-	151

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	719	-	-	719
Residential - junior lien	27	-	-	27
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,700	-	-	2,700
Commercial loans and leases	1,940	-	-	1,940
Consumer	92	-	-	92

At September 30, 2015 OREO consisted of the outstanding balance of $4.6 million, less valuation allowance of $2.9 million and at December 31, 2014 balance was $4.6 million with a valuation allowance of $2.1 million. Impaired loans had a recorded investment of $8.9 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively. Related allowance on impaired loans for the period ended September 30, 2015 and year ended December 31, 2014 was $0.5 million and $0.6 million, respectively.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at September 30, 2015 and December 31, 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

	September 30, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$39,178	$39,178	$-	$39,178	$-
Nonmarketable equity securities	3,185	3,185	-	3,185	-
Loans held for sale	64,427	64,427	-	64,427	-
Rate lock commitments	560	560	-	560	-
Loans and leases	751,183	751,939	-	-	751,939
Financial Liabilities
Deposits	742,766	742,236	-	-	742,236
Short-term borrowings	52,708	52,708	-	52,708	-
Long-term borrowings	27,851	28,161	-	28,161	-

	December 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$41,079	$41,079	$-	$41,079	$-
Nonmarketable equity securities	2,571	2,571	-	2,571	-
Loans held for sale	42,881	42,881	-	42,881	-
Rate lock commitments	342	342	-	342	-
Loans and leases	549,315	547,825	-	-	547,825
Financial Liabilities
Deposits	554,039	554,660	-	-	554,660
Short-term borrowings	48,628	48,628	-	48,628	-
Long-term borrowings	19,000	19,055	-	19,055	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at September 30, 2015 and December 31, 2014 and our consolidated results of operations for the periods ended September 30, 2015 and September 30, 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Overview

Howard Bancorp, Inc. is the holding company for Howard Bank. Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank does not exercise trust powers, and our regulatory structure is the same as a Maryland-chartered commercial bank. As such, our business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to four-family residential loans. Although we plan to continue to focus on commercial customers, we will continue to increase our originations of one- to four-family residential mortgage loans, increasing our portfolio of mortgage lending and also sell select loans into the secondary markets.

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

On June 2, 2015, Bancorp sold 2,173,913 shares of its common stock, par value $0.01 per share, at a purchase price of $11.50 per share or an aggregate of $25 million, to certain institutional accredited investors pursuant to investment agreements between Bancorp and such institutional investors dated as of March 2, 2015, in a private placement offering.

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp, the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into the Company. The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, by and between the Company and Patapsco Bancorp, as amended.

Total assets increased $233.1 million or 33.7% when comparing September 30, 2015 assets of $924.5 million to the $691.4 million at December 31, 2014. Total loans outstanding of $755.5 million at the end of September 2015 showed an increase of $202.6 million or 36.6% compared to total loans of $552.9 million on December 31, 2014. Total deposits grew by $188.7 million or 34.1% when comparing September 30, 2015 to December 31, 2014.

The first nine months of 2015 net income was $655 thousand, which represents a decrease of $584 thousand or 47.1% over net income for the same period of 2014. Net interest income for the nine months ended September 30, 2015 was $21.2 million versus $14.4 million for the first nine months of 2014, an increase of approximately $6.8 million or 47.3%. Total noninterest income was $9.0 million for the first nine months of 2015, compared to a total of $4.9 million for the same period in 2014. Total noninterest expenses increased to $27.9 million from $14.8 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2015 and December 31, 2014 balance sheets is presented below.

Assets

Total assets increased $233.1 million, or 33.7%, to $924.5 million at September 30, 2015 compared to $691.4 million at December 31, 2014. This asset growth was primarily due to growth of $202.9 million in total loans and leases and $21.5 million in loans held for sale, partially offset by decreases of $6.2 million in cash and cash equivalents and $1.9 million in investment securities. The main catalyst of balance sheet growth relates to the Patapsco Bancorp acquisition, which provided additional assets of $177.0 million at September 30, 2015.

The increase in loans held for sale is attributable to the Bank’s continuing expansion of the mortgage banking division. The loan portfolio growth resulted primarily from the Patapsco Bancorp acquisition contributing $157 million while organic growth added $46 million, for a $755.5 million balance of loans and leases at September 30, 2015, which compares to $552.9 million at December 31, 2014. The decrease of $8.1 million in cash and cash equivalents and investment securities was used to provide funding for the growth in loans.

The asset growth was funded primarily from increases in customer deposits and increased borrowings. Deposits increased from $554.0 million at December 31, 2014 to $742.8 million at September 30, 2015, an increase of $188.7 million or 34.6%. The Patapsco Bancorp acquisition provided additional deposits of $173 million while organic growth represented $16 million or 8.3% of total deposit growth. Noninterest-bearing deposits represented 23.1% of total deposits at September 30, 2015, down slightly from 25.8% at December 31, 2014. The decrease in the percentage of noninterest-bearing deposits to total deposits was partially due to the mix of deposits acquired from Patapsco Bank, as Patapsco Bank’s noninterest-bearing deposits represented just 7.5% of their total deposits we acquired in the Merger. Borrowing levels increased $13.0 million or 19.2% from $67.6 million at December 31, 2014 to $80.6 million at September 30, 2015. Included in long-term borrowing is $3.3 million Junior Subordinated Debentures associated with the Patapsco Bancorp acquisition that mature in December 2035.

Securities Available for Sale

We currently hold U.S. agency securities, mortgage backed securities and mutual fund instruments in our securities portfolio, all of which are categorized as available for sale. The investment in a mutual fund is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At September 30, 2015 and December 31, 2014 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $3.2 million and $2.6 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. These investments are carried at cost. We have never held stock in Fannie Mae or Freddie Mac.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$37,992	$38,012	$37,010	$36,981
Treasuries	-	-	4,000	3,997
Mortgage-backed	58	61	95	101
Other investments	1,100	1,105	-	-
	$39,150	$39,178	$41,105	$41,079

We had securities available for sale of $39.2 million and $41.1 million at September 30, 2015 and December 31, 2014, respectively, which were recorded at fair value. This represents a decrease of $1.9 million, or 4.6%, from the prior year end. The decrease in our securities portfolio resulted solely from scheduled maturities. The funds received upon maturity were used to fund the growth in both portfolio loans and loans held for sale, while maintaining an appropriate amount of securities to collateralize our repurchase agreements. We did not record any gains or losses on the sales or calls of securities for the nine months ended September 30, 2015, even though we did liquidate the entire investment portfolio acquired in the Patapsco Bancorp acquisition. Similar to Patapsco Bancorp, because of the composition of the securities portfolio acquired in the NBRS Acquisition, management deemed it prudent for interest rate risk management purposes to liquidate the entire acquired portfolio. Thus, in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand.

With respect to our portfolio of securities available for sale, the portfolio contained five securities with unrealized losses of $2 thousand and 14 securities with unrealized losses of $32 thousand at September 30, 2015 and December 31, 2014, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we consider all of the unrealized losses to be temporary in nature.

Loan and Lease Portfolio

Total loans and leases increased by $202.6 million or 36.6%, to $755.5 million at September 30, 2015 from $552.9 million at December 31, 2014. Included in this growth is $157 million in loans associated with the Patapsco Bancorp acquisition and $46 million in organic growth. Approximately 17% of the growth in residential real estate is reflective of our mortgage banking activities. At September 30, 2015, total loans were 81.7% of total assets, up from 80.0% of total assets at December 31, 2014. The composition of loans acquired in the Patapsco Bancorp acquisition consisted of the following at September 30, 2015:

•	$4 million in construction and land
•	$81 million in residential first lien
•	$5 million in residential junior lien
•	$38 million in commercial real estate
•	$28 million in commercial and industrial
•	$1 million in consumer credit

The following table sets forth the composition of our loan and lease portfolio at the dates indicated. In addition to the loan amounts below, we had loans held for sale of $64.4 million at September 30, 2015, and $42.9 million at December 31, 2014.

(dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$72,409	9.6%	$64,158	11.6%
Residential - first lien	183,753	24.3	88,293	16.0
Residential - junior lien	26,592	3.5	19,301	3.5
Total residential real estate	210,345	27.8	107,594	19.5
Commercial - owner occupied	147,107	19.5	112,826	20.4
Commercial - non-owner occupied	155,905	20.6	123,958	22.4
Total commercial real estate	303,012	40.1	236,784	42.8
Total real estate loans	585,766	77.5	408,536	73.9
Commercial loans and leases	165,178	21.9	139,669	25.2
Consumer loans	4,556	0.6	4,712	0.9
Total loans and leases	$755,500	100.0%	$552,917	100.0%

Deposits

Our deposits increased from $554.0 million at December 31, 2014 to $742.8 million at September 30, 2015, an increase of $188.7 million or 34.1%. Included in this deposit growth is $173 million associated with the Patapsco Bancorp acquisition, which consisted of the following at September 30, 2015:

•	$13 million in non-interest bearing demand accounts
•	$18 million in interest bearing demand accounts
•	$76 million in money market accounts
•	$18 million in saving accounts
•	$48 million in certificate of deposit accounts

Eliminating the effect of the Patapsco Bancorp acquisition on deposit growth, interest-bearing checking and certificates of deposit decreased from December 31, 2014 levels while all other categories of deposits increased from the year ended December 31, 2014. When comparing organic growth at September 30, 2015 to December 31, 2014, noninterest-bearing deposits experienced a $15.9 million or 11.2% increase, money market accounts a $10.1 million or 7.2% increase and savings accounts a $2.6 million or 8.2% increase. Offsetting these increases were decreases in interest-bearing checking accounts of $5.4 million or 10.8% and certificates of deposit of $7.7 million or 4.1%.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated.

(dollars in thousands)	September 30, 2015		December 31, 2014
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$171,349	23%	$142,727	26%
Interest-bearing checking	62,979	8	49,988	9
Money market accounts	227,074	31	140,426	25
Savings	51,872	7	31,354	6
Certificates of deposit $100,000 and over	131,349	18	108,904	19
Certificates of deposit under $100,000	98,143	13	80,640	15
Total deposits	$742,766	100%	$554,039	100%

Borrowings

Customer deposits remain the primary source utilized to meet funding needs. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, and a junior subordinated debenture assumed in the acquisition of Patapsco Bancorp. Our borrowings totaled $80.6 million at September 30, 2015 and $67.6 million at December 31, 2014. Short-term borrowings totaled $52.7 million at September 30, 2015 and $48.6 million at December 31, 2014. We had eight long-term FHLB advances outstanding totaling $24.5 million at September 30, 2015 compared to seven FHLB advances outstanding totaling $19.0 million at December 31, 2014.

Shareholders’ Equity

Total shareholders’ equity increased by $32.4 million, or 54.4%, from $59.6 million at December 31, 2014 to $92.1 million at September 30, 2015. The increase in shareholders’ equity is primarily the result of the proceeds from our private placement of 2,173,913 shares of common stock in June 2015, which added over $23.1 million to equity, and the Patapsco Bancorp acquisition pursuant to which we issued 560,891 shares of common stock representing additional common equity of over $8.0 million.

Total shareholders’ equity at September 30, 2015 represents a capital to asset ratio of 10.0%, while the total shareholders’ equity at December 31, 2014 represents a capital to asset ratio of 8.6%. At September 30, 2015 the Bank’s regulatory capital ratios substantially exceed levels required to be considered “well-capitalized” under applicable regulatory guidelines.

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

	Nine months ended September 30,
	2015			2014
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$140,432	$5,158	4.91%	$103,232	$3,749	4.86%
Commercial real estate	257,428	10,068	5.23	203,002	7,573	4.99
Construction and land	64,216	2,274	4.73	57,346	2,195	5.12
Residential real estate	123,080	4,188	4.55	56,889	1,924	4.52
Consumer	4,192	181	5.76	1,082	47	5.79
Total loans and leases	589,348	21,869	4.96	421,551	15,488	4.91
Loans held for sale [2]	48,690	1,308	3.59	20,945	550	3.51
Federal funds sold	23,122	43	0.25	20,384	30	0.19
Securities: [2]
U.S. Treasury	2,769	12	0.58	88	1	0.77
U.S Gov agencies	31,630	77	0.33	19,636	14	0.10
Mortgage-backed	1,686	3	0.21	141	5	4.51
Other investments	3,314	87	3.50	2,448	66	3.63
Total securities	39,399	179	0.61	22,312	86	0.52
Total earning assets	700,559	23,399	4.47	485,192	16,154	4.45
Cash and due from banks	6,984			5,627
Bank premises and equipment, net	14,645			11,345
Other assets	17,755			17,598
Less: allowance for credit losses	(4,024)			(2,818)
Total assets	$735,919			$516,944
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$45,007	$71	0.21%	$31,610	$59	0.25%
Money market	153,695	552	0.48	107,488	369	0.46
Savings	36,295	40	0.15	12,609	22	0.23
Time deposits	211,929	1,203	0.76	161,161	1,035	0.86
Total interest-bearing deposits	446,926	1,866	0.56	312,868	1,485	0.63
Short-term borrowings	47,406	98	0.28	38,002	84	0.30
Long-term borrowings	20,507	188	1.23	20,237	162	1.07
Total interest-bearing funds	514,839	2,152	0.56	371,107	1,731	0.62
Noninterest-bearing deposits	143,239			95,669
Other liabilities and accrued expenses	7,223			911
Total liabilities	665,300			467,687
Shareholders' equity	70,618			49,257
Total liabilities & shareholders' equity	$735,919			$516,944
Net interest rate spread [3]		$21,247	3.91%		$14,423	3.83%
Effect of noninterest-bearing funds			0.14			0.15
Net interest margin on earning assets [4]			4.05%			3.97%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2015			2014
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$149,237	$1,798	4.78%	$107,984	$1,301	4.78%
Commercial real estate	271,633	3,563	5.20	203,037	2,685	5.25
Construction and land	68,284	816	4.74	61,674	734	4.72
Residential real estate	146,785	1,611	4.35	66,304	754	4.51
Consumer	4,111	56	5.42	1,211	17	5.66
Total loans and leases	640,050	7,844	4.86	440,210	5,491	4.95
Loans held for sale [2]	62,555	561	3.56	32,157	285	3.51
Federal funds sold	25,434	16	0.25	19,354	9	0.18
Securities: [2]
U.S. Treasury	478	10		261	-	-
U.S. Gov agencies	37,040	26	0.28	16,782	3	0.08
Mortgage-backed	4,832	1	0.06	123	1	4.46
Other investments	4,002	31	3.05	2,566	24	3.68
Total securities	46,352	68	0.58	19,732	28	0.57
Total earning assets	774,391	8,489	4.35	511,453	5,813	4.51
Cash and due from banks	7,163			6,242
Bank premises and equipment, net	17,260			11,532
Other assets	13,844			17,737
Less: allowance for credit losses	(4,334)			(3,059)
Total assets	$808,324			$543,905
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$47,017	$25	0.21%	$31,123	$20	0.25%
Money market	176,851	211	0.47	118,246	158	0.53
Savings	41,236	16	0.15	12,510	7	0.21
Time deposits	222,690	441	0.79	166,404	375	0.89
Total interest-bearing deposits	487,794	693	0.56	328,283	560	0.68
Short-term borrowings	53,554	43	0.32	40,755	28	0.27
Long-term borrowing	23,163	72	1.23	22,728	60	1.05
Total interest-bearing funds	564,511	808	0.57	391,766	648	0.66
Noninterest-bearing deposits	151,410			101,168
Other liabilities and accrued expenses	6,792			1,168
Total liabilities	722,713			494,102
Shareholders' equity	85,611			49,803
Total liabilities & shareholders' equity	$808,324			$543,905
Net interest rate spread [3]		$7,681	3.78%		$5,165	3.85%
Effect of noninterest-bearing funds			0.16			0.14
Net interest margin on earning assets [4]			3.94%			4.01%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,409	$43	$1,366	$497	$0	$497
Commercial real estate	2,495	366	2,129	878	(22)	900
Construction and land	79	(164)	243	82	3	79
Residential real estate	2,264	12	2,252	857	(26)	883
Consumer	134	(0)	134	39	(1)	40
Loans held for sale	758	13	745	276	4	272
Taxable securities	93	15	78	40	1	39
Federal funds sold	13	9	4	7	3	4
Total interest income	7,245	294	6,951	2,676	(38)	2,714

Interest paid on:
Savings deposits	18	(8)	26	9	(2)	11
Checking plus interest deposits	12	(9)	21	5	(3)	8
Money market accounts	183	17	166	53	(17)	70
Time deposits	168	(120)	288	66	(46)	112
Short-term borrowings	14	(5)	19	15	5	10
Long-term borrowing	26	24	2	12	11	1
Total interest expense	421	(101)	522	160	(52)	212
Net interest earned	$6,824	$395	$6,429	$2,516	$14	$2,502

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2015 and September 30, 2014 is presented below.

General

Net income available to common shareholders decreased $584 thousand, or 51.0%, to $561 thousand for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014. This decrease was largely due to the approximately $3.3 million in merger and restructuring expenses included in noninterest expenses for the nine months ended September 30, 2015, compared to $82 thousand during the same period of 2014. These non-recurring expenses were related to the acquisitions of both Patapsco Bancorp that closed on August 28, 2015 and NBRS that closed on October 17, 2014. Total revenues (net interest income plus non-interest income) increased $11.0 million or 57.0% to $30.3 million for the first nine months of 2015 from $19.3 million for the same period in 2014. Much of this revenue growth is attributable to our continued strategic and organic growth initiatives. These revenue sources were only minimally influenced by the Patapsco Bancorp acquisition. Because certain components of the merger and restructuring expenses are not deductible for tax purposes, our effective tax rate of 53% for the nine month period in 2015 was much higher than the statutory tax rates.

Interest Income

Interest income increased $7.2 million, or 44.9%, to $23.4 million for the nine months ended September 30, 2015 compared to $16.2 million for the same period in 2014. This increase was due to a $7.1 million or 44.5% increase in interest income on loans and leases, which includes $1.3 million in interest on mortgage loans held for sale. The increase in loan and lease interest income was due primarily to a nearly $168 million or 39.8% increase in the average balance of the loan portfolio during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In addition to the growth in our portfolio of loans, an increase of $27.7 million or over 132% in the average balance of loans held for sale and an increase of $17.1 million or 76.6% in our average securities portfolio aided in the increase in interest income. Further improving interest income, average yields on interest-bearing assets increased for the nine months ended September 30, 2015 compared to the same period of 2014. Loans and leases yield increased to 4.96% from 4.91%, loans held for sale yield increased to 3.59% from 3.51% and the yield on investments securities increased to 0.61% from 0.52% during the nine months ended September 30, 2015 compared to the same period in 2014

Interest Expense

Interest expense increased $421 thousand, or 24.3%, to $2.2 million for the nine months ended September 30, 2015, compared to $1.7 million for the same period in 2014. While average interest bearing deposits grew $134.1 million or 42.8% for the first nine months of 2015 compared to the first nine months of 2014, total interest expense on deposits only rose 25.7% as the average rates paid on deposits decreased from 0.63% to 0.56% when comparing the two periods, primarily as a result of a continuing shift in the composition of our deposits towards lower cost deposit products including noninterest-bearing deposits, the average balance of which grew $47.6 million on average when comparing the nine months ended September 30, 2015 to the same period of the prior year. In addition, interest expense increased $40 thousand as a result of a $9.7 million increase in average balance of borrowings, yet the interest rate on these borrowings remained constant at 0.56%.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $6.8 million, or 47.3%, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. As noted above, the increase in net interest income was primarily due to an increase in interest income of $7.2 million, reduced by an increase of $421 thousand in interest expense.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.0 million for the nine months ended September 30, 2015 compared to $2.6 million for the same period in 2014, a decrease of $1.6 million. The substantial provision for credit losses during the 2014 period resulted primarily from one large commercial customer that closed its business during the third quarter of 2014 and did not fulfill its commitments under existing contracts. The provision for the 2015 period reflects general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $9.0 million for the nine months ended September 30, 2015 compared to $4.9 million for the nine months ended September 30, 2014, a $4.2 million or 86.2% increase. The largest increase was generated from mortgage banking activities. Due to higher loan origination volumes, realized and unrealized gains from these activities increased from $2.9 million in the first nine months of 2014 to $5.4 million in the first nine months of 2015. Included is the effect of the fair value method for mortgage loans held for sale which accelerated mortgage related revenues $71 thousand for the period ended September 30, 2015 compared to $931 thousand for the same period last year. Loan fee income is derived from mortgage banking processing and underwriting as well as other portfolio loan fees. Noninterest income from these activities increased $1.1 million to $2.1 million for the first nine months of 2015 from $1.0 million for the first nine months of 2014. Service charges on deposit accounts, which consist of account activity fees and other traditional banking fees, increased 39.2% to $592 thousand for the nine months ended September 30, 2015 from $425 thousand for the same period in 2014 due mostly to the growth in deposit balances and our customer base as well as the retail-oriented deposit mix acquired with the 2014 NBRS transaction. Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $335 thousand during the nine months ended September 30, 2015 compared to the same period of 2014 due to the same factors that increased service charges income.

Our acquisition of Patapsco Bancorp did not have a material impact on non-interest income during the nine months ended September 30, 2015 given that the Merger closed at the end of August.

Noninterest Expenses

Noninterest expenses increased $13.1 million or 88.3%, to $27.9 million for the nine months ended September 30, 2015 from $14.8 million for the nine months ended September 30, 2014. Merger and restructuring costs associated with the Patapsco Bancorp acquisition as well as system integration costs relating to the late 2014 NBRS Acquisition were $3.3 million for the first nine months of 2015, compared to less than $100 thousand for the same period of 2014. For the Patapsco Bancorp acquisition, these costs represented legal and investment banking fees, as well as compensation costs for severance and other payments provided for in employment agreements. We expect to incur an estimated $600 thousand to $800 thousand in systems conversion costs for Patapsco Bancorp in the fourth quarter of 2015. In addition to the Patapsco Bancorp-related costs, we also incurred data processing and conversion-related expenses as we integrated the former NBRS data platform into our systems in April of 2015.

Compensation and benefits expenses grew by $4.0 million or 47.1% when comparing the first nine months of 2015 to the same period in 2014. This increase resulted primarily from the increase in the number of staff, including staff at new locations we operate, as we continued to expand our markets further into the Greater Baltimore market. As we have grown our balance sheet and geographic footprint, we have also increased our business development, customer service and infrastructure staffing to ensure appropriate support levels, risk oversight, information technology platforms, and human resource initiatives. Occupancy related costs increased by $1.3 million or 81.9%, primarily as the result of the previously discussed expansion resulting from both organic and acquired growth. We have altered the mix of owned versus leased locations to better manage this expense component and will continue to evaluate facility and branch utilization, efficiencies and opportunities. Marketing and business development expenses increased $973 thousand, loan production expense increased $830 thousand, and other operating expense increased $1.2 million during the 2015 period compared to the prior year period. These increases pertained to expanding markets, increases in loan-related costs associated with the additional volume in processing mortgage requests, and a variety of general expenses such as phone and data lines, print materials and supplies that have increased to support our expanding infrastructure. Additionally, we recorded a valuation write-down of $736 thousand in the third quarter of 2015 related to OREO properties that we currently hold, in comparison to no valuation adjustments recorded in the same period of 2014.

Net Income Available to Common Shareholders

Net income available to common shareholders during the nine months ended September 30, 2015 decreased $584 thousand or 51.0% to $561 thousand compared to $1.1 million during the nine months ended September 30, 2014. The decrease in net income available to common shareholders is attributable to the increase in non-interest expenses. As discussed above, most of the increase in noninterest expenses is directly attributable to the growth that we have experienced in the last twelve months, including non-recurring merger and restructuring costs and increases in compensation and benefits and occupancy expenses. Earnings per common share for the first nine months of 2015 were $0.09 per share compared to $0.28 for the same period of 2014. The non-recurring expenses, referred to above, and the increase in the average number of shares outstanding compared to the same period in 2014 due to the previously-discussed private placement and the Patapsco Bancorp acquisition, had a negative impact on reported earnings per share. The majority of these non-recurring costs were recorded in the third quarter but we anticipate that as systems conversions are scheduled for the fourth quarter of 2015, the remainder of the non-recurring charges attributable to the Patapsco Bancorp merger will impact fourth quarter earnings. Excluding these non-recurring items from core operating performance, net income, earnings per share and return measures compare favorably to the prior year.

A comparison between the three months ended September 30, 2015 and September 30, 2014 is presented below.

General

Net income (loss) available to common shareholders decreased $1.0 million to a net loss of $817 thousand for the three months ended September 30, 2015 compared to net income of $204 thousand for the three months ended September 30, 2014. This resulted in a loss per share of $0.13 for the third quarter of 2015 compared to earnings per share of $.05 in the same period of 2014. The primary reason for the decrease in earnings was a $6.6 million increase in noninterest expenses.

Interest Income

Interest income increased $2.7 million, or 46.0%, to $8.5 million for the three months ended September 30, 2015 compared to $5.8 million for the same period of 2014. The increase was primarily due to a $2.6 million, or 45.5%, increase in interest income and fees on loans and loans held for sale. This increase was due to a $230.2 million or 48.7% increase in the average balance of loans and loans held for sale compared to the three months ended September 30, 2014. Partially offsetting this increase was a slight decline of nine basis points in the average yield on loans and leases, which decreased from $4.95% to 4.86%. In addition, interest and dividends on securities increased $40 thousand or 142.9% during the third quarter of 2015 compared to the same period last year primarily as a result of a $26.6 million increase in the average balance of investment securities quarter over quarter. Interest income on federal funds sold for the three months ended September 30, 2015 increased $7 thousand or 77.8% over the same period in 2014 as a result of a seven basis point increase in the yield and a 31.4% increase in the average balance.

Interest Expense

Interest expense increased $160 thousand, or 24.7%, to $808 thousand for the three months ended September 30, 2015, compared to $648 thousand for the same period of 2014, primarily as a result of an increase in the average balance of our interest-bearing deposits, primarily time deposits, partially offset by a decrease in the rate paid on interest-bearing deposits, primarily time deposits. Our average balance of interest-bearing deposits increased $159.5 million, or 48.6%, during the three months ended September 30, 2015 compared to the same period of 2014, while the average rate paid on interest-bearing deposits decreased 12 basis points to 0.56% from 0.68% over the same period. The average balance of our time deposits increased $56.2 million or 33.8% and the rate paid on time deposits decreased ten basis points, to 0.79%, during the three months ended September 30, 2015 compared to the same period of 2014. In addition, a $13.2 million increase in the average balance of our borrowings and a 5 basis point increase in the average rate paid on such borrowings also contributed to the increase in interest expense.

Net Interest Income

Net interest income increased $2.5 million, or 48.7%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As noted above, the increase in net interest income was due to a $2.7 million increase in interest income partially offset by a $160 thousand increase in interest expense.

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $230 thousand for the three months ended September 30, 2015 compared to $2.1 million for the same period in 2014. The provision for the third quarter of 2014 was primarily due to a single credit, as discussed above. The provision for both periods reflects a general provision required given continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

Noninterest Income

Noninterest income was $3.3 million for the three months ended September 30, 2015 compared to $2.2 million for the three months ended September 30, 2014, a $1.1 million or 49.7% increase. This increase was primarily due to the $1.9 million of income generated from the mortgage banking activities during the third quarter of 2015, an increase of $522 thousand or 37.6% over the same period last year. Additionally, fees collected on these mortgage activities and in our portfolio loan processing increased to $848 thousand from $485 thousand when comparing third quarter 2015 to third quarter 2014. Other operating income increased $116 thousand quarter over quarter due to higher transaction fees given our larger deposit base.

Noninterest Expenses

Noninterest expenses increased $6.6 million or 133.8%, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Similar to the year to date results discussed above, the third quarter 2015 results were dramatically impacted by one-time non-recurring charges. These one-time non-recurring costs amounted to $2.2 million for the third quarter of 2015 compared to $82 thousand for the same period of 2014. As noted above these charges stem from activities related to the acquisitions of NBRS and Patapsco Bancorp mainly related to compensation costs, professional services and data processing conversions. Expanding regional markets and infrastructure related to growth initiatives were the greatest factors impacting the increase in other categories of noninterest expenses. Compensation and employee benefits increased $1.9 million, occupancy and equipment expenses increased $442 thousand, and marketing and business development increased $386 thousand. The $401 thousand increase in other operating expense for the three months ended September 30, 2015 compared to the same period of 2014 related to general increases in supplies, communication systems and postage and related expenses needed to support our expanded operations. We recorded an OREO valuation expense of $736 thousand during the quarter ended September 30, 2015 as updated appraisals came in with values less than the carrying values. No such valuation adjustments were necessary during the quarter ended September 30, 2014.

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

(in thousands)	September 30, 2015	December 31, 2014
Non-accrual loans:
Real estate loans:
Construction and land	$810	$1,144
Residential - first lien	744	719
Residential - junior lien	74	57
Commercial	1,062	-
Commercial and leases	2,875	2,015
Consumer	151	92
Total non-accrual loans	5,716	4,027
Accruing troubled debt restructure loans:
Real estate loans:
Residential - first lien	301	-
Commercial	2,083	-
Commercial and leases	-	226
Total accruing troubled debt restructure loans	2,384	226
Total non-performing loans	8,100	4,253
Other real estate owned:
Land	338	595
Residential - first lien	21	-
Commercial	1,405	1,877
Total other real estate owned	1,764	2,472
Total non-performing assets	$9,864	$6,725
Ratios:
Non-performing loans to total gross loans	1.07%	0.77%
Non-performing assets to total assets	1.07%	0.97%

Included in total non-accrual loans at September 30, 2015 was one trouble debt restructured loan in the amount of $594 thousand that was not performing in accordance with the modified terms, and the accrual of interest has ceased. There were two troubled debt restructured loans totaling $2.4 million currently performing in accordance with their modified terms. There were 11 loans 90 days or more past due and still accruing interest at September 30, 2015 - one land loan of $28 thousand, two commercial real estate credit totaling $236 thousand, six commercial loans totaling $4.9 million and two consumer loans totaling $25 thousand.

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

Nonperforming assets amounted to $9.9 million, or 1.07% of total assets, at September 30, 2015 compared to $6.7 million or 0.77% of total assets at December 31, 2014. Total nonperforming assets have increased $3.1 million during 2015, with one property reflected in OREO as a result of the Patapsco Bancorp acquisition, no current properties sold and $736 thousand in additional valuation adjustments required on current assets during the nine months ended September 30, 2015. The increase in non-accrual loans was impacted by the addition of 12 credit-impaired loans acquired in the Patapsco Bancorp acquisition and partially offsetting this increase were several non-accrual loan principal payments received from the borrowers during the period and applied to reduce the non-accrual balance.

The composition of our nonperforming loans at September 30, 2015 is further described below:

Non-Accrual Loans:

•	One construction and land loan for $810 thousand with a specific reserve.
•	Six commercial non-owner occupied real estate loans totaling $824 thousand.
•	Three commercial owner occupied real estate loans totaling $238 thousand.
•	Seven residential first lien loans totaling $744 thousand.
•	One residential junior lien in the amount of $74 thousand with a specific reserve.
•	Twenty five commercial loans totaling $2.9 million, two with Small Business Administration (“SBA”) guarantees and three that include a specific reserve.
•	One consumer loan in the amount of $151 thousand

Trouble Debt Restructured Loans:

•	One residential first lien loan for $301 thousand.
•	One non-owner occupied commercial real estate loan for $2.1 million.

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

At September 30, 2015 and December 31, 2014, impaired loans amounted to $9.0 million and $7.2 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.3 million and $1.1 million at September 30, 2015 and December 31, 2014, respectively. The amount of impaired loans with no specific valuation allowance totaled $7.7 million and $6.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the indicated periods:

	Nine months ended	Twelve months ended
(in thousands)	September 30, 2015	December 31, 2014
Balance at beginning of period	$3,602	$2,506
Charge-offs:
Real estate loans
Commercial non-owner occupied	-	(160)
Commercial loans and leases	(640)	(2,054)
Consumer loans	(4)	(5)
	(644)	(2,219)
Recoveries:
Real estate loans
Residential first lien	3	1
Residential junior lien	1	-
Commercial non-owner occupied loans	319	4
Commercial loans and leases	18	55
Commercial loans and leases	3	-
	344	60
Net charge-offs	(300)	(2,159)
Provision for credit losses	1,015	3,255
Balance at end of period	$4,317	$3,602

Net charge-offs to average loans and leases	0.051%	0.479%

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

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$476	9.6%	$174	11.6%
Residential first lien loans	352	24.3	272	16.0
Residential junior lien loans	41	3.5	55	3.5
Commercial owner occupied laons	279	19.5	160	20.4
Commercial non-owner occupied loans	681	20.6	562	22.4
Commercial loans and leases	2,471	21.9	2,366	25.2
Consumer loans	17	0.6	13	0.9
Total	$4,317	100.0%	$3,602	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2015 and December 31, 2014. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015 and December 31, 2014, cash and cash equivalents totaled $18.3 million and $24.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2015 and December 31, 2014, we had $109.1 million and $115.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $77.6 million and $64.4 million at September 30, 2015 and December 31, 2014, respectively, and $31.6 million and $50.9 million in unused lines of credit to borrowers at September 30, 2015 and December 31, 2014, respectively. In addition to commitments to originate loans and unused lines of credit we had $8.5 million and $12.4 million in letters of credit at September 30, 2015 and December 31, 2014, respectively. Certificates of deposit due within one year of September 30, 2015 totaled $151.2 million, or 20.4% of total deposits. Should these deposits not remain with us, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the nine months ended September 30, 2015 cash was utilized to increase our portfolio of loans by $48.3 million and increase our loans held for sale portfolio by $21.5 million. For the nine month period ended September 30, 2014, these amounts were $43.6 million and $35.4 million, respectively. During the first nine months of 2015 we utilized cash to purchase additional securities totaling $13.9 million while receiving $42.5 million as a result of securities maturing. For the same period in 2014 we used cash to purchase $32.0 million in securities and we received $33.6 million in security maturities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits (exclusive of acquired deposits) of $13.4 million during the nine months ended September 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances were $55.5 million at September 30, 2015 compared to $43.0 million at December 31, 2014. At September 30, 2015, we had the ability to borrow up to a total of $182.7 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015 and December 31, 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2015 and December 31, 2014 are as follows:

(in thousands)	September 30, 2015	December 31, 201

Unfunded loan commitments	$77,574	$64,375
Unused lines of credit	31,554	50,889
Letters of credit	8,535	12,397

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of September 30, 2015. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

HOWARD BANCORP, INC.
(Registrant)

November 13, 2015	/s/ Mary Ann Scully

Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 13, 2015	/s/ George C. Coffman

Date	GEORGE C. COFFMAN
EVP AND CFO

