Form 10-K
period 2015-12-31
Howard Bancorp Inc
filed 2016-03-30
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2015, was approximately $73.6 million. At March 15, 2016, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 6,964,918.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including the expected opening of our new Columbia, Maryland branch, opening of additional branches, expansion into new markets, potential acquisitions, market share and asset growth, revenue and profit growth and expanding client relationships;
•	impact of new branches and expansion into new markets on expenses compared to revenue growth;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	expected continued growth in our residential real estate lending;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	expected continuing increases in occupancy and equipment expenses;
•	expectation regarding payment on non-accrual commercial loans with Small Business Administration guarantees;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans
•	loss of key personnel; and
•	other risk discussed in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

Part I

Item 1. Business

Howard Bancorp, Inc.

Howard Bancorp, Inc. was incorporated in April 2005 under the laws of the State of Maryland to serve as the bank holding company of Howard Bank. The Company’s primary business is owning all of the capital stock of Howard Bank. In addition to regulation of the Bank, as a bank holding company registered under the Bank Holding Company Act of 1956, we are subject to regulation and review by the Board of Governors of the Federal Reserve (the “FRB”). See “— Supervision and Regulation.”

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

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. The Bank has branches in Howard County as well as in Anne Arundel County, Baltimore County, Baltimore City, Cecil County and Harford County in Maryland and one branch in Lancaster County, Pennsylvania. We engage in a general commercial banking business, making various types of loans and accepting deposits. We have traditionally marketed our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”), and have recently expanded to meet the financial needs of consumers generally.

Our core business strategy involves delivering advice and superior customer service to clients through local decision makers. We combine the Bank’s specialized focus on both local markets and small and medium-sized business related market segments with a broad array of products, new technology and seasoned banking professionals to position the Bank differently from most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. To develop this strategy, we have established long-standing relationships with key customers in the community and with local business leaders who can create business opportunities. Since opening our residential lending division in 2014, we have extended our focus to residential mortgage lending as well.

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

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. We continue to expand our branch locations both through opening new branches and acquiring branch offices via acquisition. In 2014 we opened a de novo branch in Bel Air, Maryland, acquired a branch in Havre de Grace, Maryland, and added five new locations with our FDIC-assisted acquisition of NBRS Financial Bank (“NBRS”). In addition in 2015 we added four branches in the Patapsco Bancorp merger, three in Baltimore County and one in Baltimore City. We plan to open additional branches in the counties where we now operate and contiguous counties over the next several years, however, other than a new location in Columbia, Maryland that we expect will open in 2017 we currently have no definitive plans or agreements in place with respect to any other additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending, deposit gathering (especially non-interest bearing transactional deposits), our demonstrated ability to attract additional investment and capital, and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit.

Recent Developments

On June 2, 2015, we sold 2,173,913 shares of our common stock, at a purchase price of $11.50 per share or an aggregate of $25 million, to certain institutional accredited investors pursuant to investment agreements between Howard Bancorp and such institutional investors dated as of March 2, 2015, in a private placement offering. The Company used the proceeds of the private placement in part to support its acquisition of Patapsco Bancorp as well as to support continued organic and acquired growth for the combined institution. Howard has no present intent to use the proceeds of the private placement to redeem its preferred stock issued to the U.S. Department of the Treasury under its Small Business Lending Fund (SBLF) program, but is evaluating other alternatives for the potential redemption of the SBLF preferred stock.

On August 28, 2015, we completed our acquisition of Patapsco Bancorp, Inc., the parent company of The Patapsco Bank through the merger of Patapsco Bancorp with and into the Company pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp. As a result of the merger, each outstanding share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of our common stock, provided that (i) cash was paid in lieu of any fractional shares of our common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for an aggregate of 560,891 shares of our common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter Patapsco Bank merged with and into the Bank, with the Bank the surviving bank.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We also have loans in our loan portfolio that are outside our market area, although to grow our loan portfolio we do not actively solicit business outside our primary market.

We have sixteen full services branches, located throughout Maryland and Lancaster, Pennsylvania.

HOWARD COUNTY
Snowden River	Maple Lawn	Centennial Place
6011 University Blvd.	10985 Johns Hopkins Rd.	10161 Baltimore National Pk.
Suite 150	Laurel, MD 20723	Ellicott City, MD 21042
Ellicott City, MD 21043

ANNE ARUNDEL COUNTY
Defense Highway
116 Defense Hwy.
Annapolis, MD 21401

BALIMORE COUNTY
Towson	Dundalk	Parkville
22 W Pennsylvania Ave.	1301 Merritt Blvd.	2028 E. Joppa Rd.
Towson, MD 21204	Baltimore, MD 21222	Baltimore, MD 21234

Glen Arm
12128 Long Green Pk.
Glen Arm, MD 21057

BALTIMORE CITY
Hampden
821 W. 36th St.
Baltimore, MD 21211

HARFORD COUNTY
Aberdeen	Bel Air	Havre de Grace
3 West Bel Air Ave.	101 N. Main St.	800 Revolution St.
Aberdeen, MD 21001	Bel Air, MD 21014	Havre de Grace, MD 21078

Dublin
3535 Conowingo Rd.
Street, MD 21154

CECIL COUNTY
Rising Sun	Elkton
6 Pearl St.	305 Augustine Herman Hwy.
Rising Sun, MD 21911	Elkton, MD 21921

LANCASTER COUNTY, PA
Penn Hill
2006 Lancaster Pike
Peach Bottom, PA 17563

Competitive Position

We believe that our position as a community bank with just under $1 billion in assets positions us well to navigate the current economic environment, ongoing market consolidation and heightened regulatory environment. We continue to have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services (check imaging, online banking) in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some banks who, we believe, are locked into legacy systems and are finding the onslaught of new regulations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We believe the current economic and regulatory environment will lead to greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

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

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, only small lending authority is given to individual loan officers. Most loan officers can approve loans of up to $50,000. The Chief Lending Officer, the Chief Credit Officer and a select number of senior managers can approve loans up to $500,000, or $750,000 combined. Our President can approve loans up to $1,000,000.  Loans above these amounts must be reviewed and approved by an officers’ loan committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

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

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, small business administration (“SBA”) loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. These loans typically have maturities of seven years or less. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Howard Bank. Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/ covenants at the inception of the loan to provide early warning systems before payment default. We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners. We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investor properties (including residential properties). We generally will finance owner occupied commercial real estate at a maximum loan–to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the underlying credit of the owner for owner occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans. Most of our real estate loans carry fixed interest rates and amortize over 20 – 25 years but have five- to seven-year maturities. Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants. Substantially all of our commercial real estate loans are secured by properties located in our market area.

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

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures. Our construction loans generally bear a variable rate of interest and have terms of one to two years. Funds are advanced on a percentage-of-completion basis. These loans are generally repaid at the end of the development or construction phase, although loans for both residential and commercial construction will often convert into a permanent mortgage loans at the end of the term of the loan. Loan to value parameters range from 65% of the value of land to 75% for developed land, 80% for commercial or multifamily construction and 85% for residential construction. These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy. Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan. Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or completed construction. The borrower must have solid experience in this type of construction and personal guarantees are usually required.

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

Our residential mortgage loans are generally for owner-occupied single family homes. These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has extremely strong credit. Our residential mortgage loans were historically fixed rate loans with 15- or 30-year terms. We now also originate variable rate loans with a five- to seven-year term, although such loans have a longer amortization schedule.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner occupied one-to four-family residences. Our home equity loans are originated at fixed interest rates and with terms of between five and 30 years for primary residences and between five and 15 years for secondary and rental properties, and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, after which the line is refinanced into a ten-year fixed loan, with the possibility of a one-time extension of five years. Home equity lines of credit carry a variable rate of interest and minimum monthly payments during the draw period, which are the greater of (i) $50.00 or (ii) depending on credit score, loan-to-value and debt-to-income ratios, either the interest due or interest due plus 1% of the outstanding loan balance. Home equity loans and lines of credit are generally underwritten with a maximum loan-to-value ratio of 85% (80% when appraised value is greater than $1 million) for a primary residence when combined with the principal balance of the existing mortgage loan; for home equity loans on secondary and rental properties, the maximum loan-to-value ratio is 65%. We require appraisals on all real estate loans – both commercial and residential. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral. Home equity loans and lines of credit also require title insurance, and borrowers must obtain hazard insurance and, with respect properties located in a flood hazard area, flood insurance.

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

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes “best efforts” in delivering to investors. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio and both short and long term borrowings. It is our goal to provide adequate liquidity to support our loan growth. We use the generally short term investments that represent our liquidity to generate additional positive earnings. Howard Bank’s primary source of funds is, and will continue to be, core deposits generated from the local marketplace. Additional funding is provided by customer repurchase agreements, Federal Home Loan Bank of Atlanta (“FHLB”) advances, the FRB Discount Window, and other purchased funds. Other purchased funds may include certificates of deposit over $100,000, federal funds purchased, and institutional or brokered deposits. Lines of credit are maintained to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

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

Other Banking Products

We offer our customers wire transfer services, ATM and check cards, automated teller machines at all of our full-service branch locations, safe deposit boxes at most full service locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers and merchant card services for our business customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments including an option for same day payment. Our commercial account services include an overnight sweep service and remote deposit capture service.

We complement our existing internet banking services with Mobiliti Mobile Banking, PopMoney and eStatement products.  These state of the art products provide the Bank's consumer customers the ability to view account information and pay bills from their mobile device, easily make payments directly to individuals and, with eStatements, to replace their paper monthly statement with an electronically delivered statement.

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

Employees

Howard Bank has 253 full-time and four part-time employees as of December 31, 2015. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was approximately $13.2 million as of December 31, 2015. We further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $10.0 million, which in-house limit can be waived by our board of directors. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. We also compete with Internet-based banks. Competition for loans to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals is intense, and pricing is important. We believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last several years have enhanced the Bank’s positioning as a locally headquartered and managed community bank, but many of these competitors now have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever. Moreover, larger institutions operating in our primary market area may have access to borrowed funds at a lower rate than is available to us. Deposit competition is also strong among institutions in our primary market area.

However, recent mergers of other area banks into large regional and national financial institutions have created opportunities for community-focused and prudently managed community banks. While our board of directors is aware of the competition that these larger institutions and alternative providers of financial services offer, we believe that local independent banks play and will continue to play a significant role in our primary market area. Our board of directors believes it is a significant and distinct advantage to be a community owned and operated state bank interested in serving the needs of small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals.

Participation in Small Business Lending Fund

On September 22, 2011, we entered into a securities purchase agreement with the Secretary of the Treasury pursuant to which we sold to the Secretary of the Treasury 12,562 shares of our Series AA Preferred Stock, having a liquidation amount per share equal to $1,000, for an aggregate purchase price of $12,562,000. We issued the Series AA Preferred Stock pursuant to Treasury’s Small Business Lending Fund (“SBLF”). Enacted into law as part of the Small Business Jobs Act of 2010, the SBLF was a $30 billion fund designed to encourage lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion at favorable rates. We were one of only four banks in the State of Maryland that was approved to participate in this program. The Series AA Preferred Stock qualifies as Tier 1 capital and is generally non-voting. In accordance with the terms of the SBLF program, the Series AA Preferred Stock has an initial annual dividend rate of 5%, which was eligible for reduction based on increases in our small business lending. In accordance with the terms of the Series AA Preferred Stock, the dividend rate was fixed at 9% as of March 22, 2016 and will remain at 9% until we have repaid the SBLF funding.

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

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice, a violation of FRB regulations or both. The FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

Howard Bank

Howard Bank is a Maryland chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the FDIC. The regulations of these various agencies govern most aspects of Howard Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Howard Bank generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), and not for the purpose of protecting stockholders.

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

Capital Requirements

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The final rule creates a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposes a minimum leverage ratio of 4.0%, and changes the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment. Howard Bank has elected to permanently opt out of this treatment in our capital calculations, as permitted by the final rule.

The final rule will limit Howard Bank’s capital distributions and certain discretionary bonus payments if the Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2015, Howard Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

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

Dividends

Howard Bancorp, Inc. is a legal entity separate and distinct from Howard Bank. Virtually all of Howard Bancorp’s revenue available for the payment of dividends on its common stock results from dividends paid to Howard Bancorp by Howard Bank. Under Maryland law, Howard Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Maryland Office of the Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Howard Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, Howard Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Howard Bank being in an unsafe and unsound condition.

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

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. During 2015, amounts in transaction accounts above $14.5 million and up to $103.6 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $103.6 million required reserves of $2,673,000 plus 10% of the amount in excess of $103.6 million. The FRB changes its reserve requirements on an annual basis and Howard Bank is subject to new requirements for 2016. Howard Bank was in compliance with its reserve requirements at December 31, 2015 and is in compliance with its current reserve requirements.

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

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Howard Bank has a CRA rating of “Satisfactory”. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

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

The Office of Foreign Assets Control, (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Howard Bancorp or Howard Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Howard Bancorp or Howard Bank must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, has had and will continue to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•	Source of strength. The Dodd-Frank Act requires all companies, including bank holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, Howard Bancorp in the future could be required to provide financial assistance to Howard Bank should Howard Bank experience financial distress.
•	Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.
•	CFPB. The Dodd-Frank Act created a new independent CFPB within the FRB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. For banking organizations with assets under $10 billion, like Howard Bank, the CFPB has exclusive rule making authority, but the FDIC, as Howard Bank’s primary federal regulator, would continue to have enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.
•	Deposit insurance. The Dodd-Frank Act permanently increased the deposit insurance limit to $250,000 for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Several of these provisions could increase the FDIC deposit insurance premiums paid by Howard Bank.
•	Enhanced lending limits. The Dodd-Frank Act strengthened the limits on a depository institution’s credit exposure to one borrower. Federal banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB affect the levels of bank loans, investments and deposits through the FRB’s control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Sarbanes-Oxley Act of 2002

The Sarbanes Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes Oxley Act and related regulations.

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

While any declines in the value of our real estate collateral securing loans have been reflected in existing reserves, the discounts and reserves we have taken against our loan portfolio based on our internal review of economic conditions and their impact on real estate values in our market areas may be insufficient. Further deterioration in the real estate market or a prolonged economic recovery could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans and increased portfolio losses that could materially and adversely affect us.

In addition, while our commercial borrowers are slowly recovering from the recent economic recession, they have been impacted by the continuing decreased levels of consumer and business spending that began during the recession and its aftermath. Small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A continued sluggish economy or another economic slowdown may have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

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

We rely heavily on communications and information systems to conduct our business. System failure or security breaches in our Internet banking activities or other communication and information systems could damage our reputation, result in a loss of customer business, cause us to incur expenses to rectify, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from damage or compromises or breaches of our security measures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

We rely on certain external vendors. Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications.

Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to the risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of operations.

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

Further, we plan to continue to make investments in our infrastructure in the future. We also currently plan to open additional branches in the areas where we now operate and in other markets over the next few years. We anticipate that this will have the short-term effect of, at least temporarily, increasing our expenses at a faster rate than revenue growth, which will have an adverse effect on net income.

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

Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by new or modified products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

New regulations may negatively impact our mortgage banking business.

The Dodd Frank Act required the regulatory agencies to issue regulations that require securitizers of loans retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The rule, issued in 2014, aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” as defined by the CFPB for purposes of its regulations. The final rule became effective on February 23, 2015. Compliance with the final rule was required beginning December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages, and is required beginning December 24, 2016 with respect to all other classes of asset-backed securities. The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to originate residential mortgage loans.

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

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors.

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

We continue to operate in a challenging and uncertain economic environment. Economic growth continues to be slow and uneven. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, may negatively impact economic conditions going forward. In addition, an increase in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Furthermore, the FRB, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the FRB increases the federal funds rate in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our commercial borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

In July 2013, the bank regulators adopted a final rule for the Basel III capital framework. These rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies and substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to Howard Bank and will apply to Howard Bancorp after it achieves total consolidated assets of $1 billion or more. Beginning in 2015, Howard Bank’s minimum risk-based capital requirements are (i) a common equity Tier 1 ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of an additional 2.5% of common equity Tier 1 capital on top of the minimum common equity Tier 1, Tier 1 and total capital requirements, resulting in a required common equity Tier 1 ratio of 7%, a required Tier 1 ratio of 8.5%, and a required total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Regulations pursuant to the Dodd Frank Act may adversely impact our results of operations, liquidity or financial condition. The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.

The Dodd Frank Act required the CFPB and other federal agencies to issue many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd Frank Act that have not yet been fully adopted and implemented and we will not know the full impact of the Dodd Frank Act on our business until such regulations are fully implemented. As a result, we cannot predict the full extent to which the Dodd Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Because the Bank serves a limited market area, we could be more adversely affected by an economic downturn in our market area than our larger competitors that are more geographically diverse.

Our current primary market area consists of the Greater Baltimore Metropolitan Area. Broad geographic diversification is not currently part of our community bank focus. As a result, if our market areas suffer an economic downturn, our business and financial condition may be more severely affected by such circumstances than are our larger competitors. Factors that adversely affect the economy in our target markets could reduce our deposit base and demand for our services and products and increase our credit losses. Consequently, we may be adversely affected, potentially materially, by adverse changes in economic conditions in and around our market areas. Our larger bank competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas.

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

We depend heavily on five key employees, Mary Ann Scully, Robert A. Altieri, Dennis E. Finnegan, Charles E. Schwabe and George C. Coffman, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

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

State and federal banking agencies, including the FDIC and the Maryland Office of the Commissioner of Financial Regulation, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a state or federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

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

All of our securities investment portfolio as of December 31, 2015 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments. ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Our articles of incorporation currently authorize an aggregate of 10 million shares of common stock, 6,964,918 of which are outstanding as of the date of this report, 137,463 of which are reserved for issuance pursuant to outstanding options granted under our stock incentive plans and employment agreements and 608,399 of which are reserved for issuance pursuant to future grants under our stock incentive plans. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our headquarters are located in Ellicott City, Maryland. The Bank owns nine full-service branches and leased the remaining branches. See Note 9 to the Notes to the Consolidated Financial Statements for additional information.

We own the following properties, which had a book value of $15.3 million at December 31, 2015:

Branch Locations	Address	Description

Maple Lawn (1)	10985 Johns Hopkins Road Laurel, MD 20723	Full service branch with drive-thru

Centennial	10161 Baltimore National Pike Ellicott City, MD 21042	Full service branch with drive-thru

Aberdeen	3 West Bel Air Aberdeen, MD 21001	Full service branch with drive-thru

Rising Sun	6 Pearl Street Rising Sun, MD 21911	Full service branch with drive-thru

Elkton (1)	305 Augustine Herman Highway Elkton, MD 21921	Full service branch with drive-thru

Dublin	3535 Conowingo Rd.	Full service branch with drive-thru
Street, MD 21154

Dundalk	1301 Merritt Blvd.	Full service branch with drive-thru
Dundalk, MD 21222

Parkville (1)	2028 E. Joppa Road Parkville, MD 21234	Full service branch with drive-thru

Hampden	821 W. 36th Street Baltimore, MD 21211	Full service branch

Office Locations	Address	Description

Innovation Center	10163 Baltimore National Pike Ellicott City, MD 21042	Information Technology and other support functions

(1)             The premises are owned, but are subject to a ground lease.

We lease the following branches:

Branch Locations	Address	Description

Snowden River	6011 University Blvd Suite 150 Ellicott City, MD 21043	Full service branch with drive-thru

Defense Highway	116 Defense Highway Annapolis, MD 21401	Full service branch with drive-thru

Towson	22 West Pennsylvania Avenue Baltimore, MD 21204	Full service branch with drive-thru

Bel Air	101 North Main Street Bel Air, MD 21014	Full service branch with drive-thru

Havre de Grace	800 Revolution Street Havre de Grace, MD 21078	Full service branch with drive-thru

Penn Hill	2006 Lancaster Pike Peach Bottom, PA 17563	Full service branch with drive-thru

Glen Arm	12128 Long Green Pike Glen Arm, MD 21057	Full service branch with drive-thru

We lease the following facilities unless otherwise noted:

Office Locations	Address	Description

Corporate Office	6011 University Blvd Suite 370 Ellicott City, MD 21043	Corporate Headquarters

Towson Office	22 West Pennsylvania Avenue Suite 102 Baltimore, MD 21204	Regional Banking Office

Annapolis Office	1997 Annapolis Exchange Pkwy Suite 140 Annapolis, MD 21401	Regional Banking Office and Regional Mortgage Banking Office

Columbia Mortgage Office	8820 Columbia 100 Parkway Columbia, MD 21045	Regional Mortgage Banking Office

Timonium Mortgage Office	1954 Greenspring Drive Suite 165 Timonium, MD 21093	Regional Mortgage Banking Office

Dundalk	1301 Merritt Blvd. Dundalk, MD 21222	Deposit Operation Services

Parkville (1) (2)	2028 E. Joppa Road Parkville, MD 21234	Loan Operation Services
(1)	The premise is owned, but subject to a ground lease.

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

	2015		2014
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$14.90	$10.75	$19.99	$9.25
Second	14.75	12.01	11.30	9.50
Third	15.15	13.03	11.20	9.25
Fourth	14.90	12.51	12.00	9.84

At February 29, 2016, we had 470 stockholders of record.

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

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2015	2014	2013	2012	2011
Statements of Operations data:
Interest income	$33,349	$23,360	$17,711	$15,537	$14,640
Interest expense	3,072	2,402	1,901	2,005	2,017
Provision for credit losses	1,836	3,255	950	718	1,164
Noninterest income	11,927	23,256	1,324	768	1,137
Noninterest expense	38,253	23,694	13,239	10,823	10,148
Federal and state income tax expense	973	6,853	984	1,138	1,063
Net income	1,142	10,412	1,961	1,621	1,385
Dividends	126	126	165	616	451
Net income (loss) available to common shareholder	1,016	10,286	1,796	1,005	934

Per share data and shares outstanding:
Net income per common share, basic	$0.16	$2.53	$0.44	$0.31	$0.35
Net income per common share, diluted	$0.16	$2.48	$0.44	$0.31	$0.35
Book value per common share at period end	$11.54	$11.36	$8.80	$8.45	$9.12
Average common shares outstanding	6,160,005	4,073,077	4,036,291	3,269,835	2,638,443
Diluted average common shares outstanding	6,261,561	4,154,280	4,076,470	3,269,835	2,638,443
Shares outstanding at period end	6,962,139	4,145,547	4,095,650	4,040,471	2,640,264

Financial Condition data:
Total assets	$946,759	$691,416	$499,918	$401,675	$323,082
Loans receivable (gross)	760,002	552,917	403,875	322,218	276,531
Allowance for credit losses	4,869	3,602	2,506	2,764	3,433
Other interest-earning assets	135,137	99,261	60,481	38,972	15,614
Total deposits	747,408	554,039	388,949	314,858	262,642
Borrowings	98,828	67,628	61,658	38,987	22,984
Total stockholders’ equity	92,899	59,643	48,624	46,721	36,630
Common equity	80,337	47,081	36,062	34,159	24,068

Average assets	782,441	557,602	428,961	356,355	306,567
Average stockholders' equity	76,143	50,674	47,717	41,338	31,749
Average common stockholders' equity	63,581	38,112	35,155	28,776	23,737

Selected performance ratios:
Return on average assets	0.15%	1.87%	0.46%	0.45%	0.45%
Return on average common equity	1.80%	27.32%	5.58%	5.63%	5.83%
Net interest margin(1)	4.08%	3.97%	3.93%	3.98%	4.37%
Efficiency ratio(2)	90.64%	53.59%	77.27%	75.69%	73.75%

Asset quality ratios:
Nonperforming loans to gross loans	1.36%	0.77%	0.79%	0.75%	2.13%
Allowance for credit losses to loans	0.64%	0.65%	0.62%	0.86%	1.24%
Allowance for credit losses to nonperforming loans	46.95%	84.69%	78.76%	115.12%	58.40%
Nonperforming assets to loans and other real estate	1.67%	1.21%	1.37%	1.63%	2.79%
Nonperforming assets to total assets	1.35%	0.97%	1.11%	1.32%	2.40%

Capital ratios:
Leverage ratio	9.90%	8.60%	9.93%	12.34%	11.52%
Tier I risk-based capital ratio	11.47%	10.11%	11.45%	14.18%	13.14%
Total risk-based capital ratio	12.09%	10.73%	12.05%	15.02%	14.36%
Average equity to average assets	9.73%	9.09%	11.12%	11.60%	10.36%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help current and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2015 and 2014 and our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

As discussed in “Item 1. Business—Recent Developments,” on June 2, 2015, we sold 2,173,913 shares of our common stock for an aggregate of $25 million to certain institutional accredited investors in a private placement offering.

Also as discussed in “Item 1. Business—Recent Developments,” on August 28, 2015, we completed our acquisition of Patapsco Bancorp, the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into the Company, immediately followed by the merger of Patapsco Bank with and into the Bank. The merger was consummated pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp.

For the year ended December 31, 2015, we reported net income of $1.1 million compared to net income of $10.4 million in 2014. The primary reason for this dramatic decrease in earnings was that 2014 included a $16.1 million pretax bargain purchase gain on the FDIC-assisted acquisition of NBRS reflected in noninterest income in the fourth quarter of 2014, while 2015 included over $4.0 million in merger-related expenses incurred in connection with the Patapsco Bancorp acquisition. Please see Note 2 to the consolidated financial statements for additional details of merger-related activities. Resulting primarily from our balance sheet growth, net interest income for 2015 was $30.3 million, representing an increase of $9.3 million, or 44%, compared to the $21.0 million recorded for 2014. Partially offsetting the increase in net interest income were an increase in noninterest expenses and a decrease in noninterest income as a result of the impact of the bargain purchase gain in 2014. Total noninterest expenses were $38.3 million for 2015 compared to $23.7 million for 2014, an increase of $14.6 million, or 62%. These include merger and restructuring charges of over $4.3 million for 2015 versus only $455 thousand for 2014.

Our nonperforming assets totaled $12.7 million, or 1.35% of total assets, at December 31, 2015, compared to $6.7 million, or 0.97% of total assets, at December 31, 2014 and $5.6 million, or 1.11% of total assets, at December 31, 2013. We had loans totaling $1.8 million delinquent more than 90 days and still accruing at December 31, 2015 compared to $1.2 million of such delinquencies at December 31, 2014. In addition, we provided $1.8 million for credit losses for the year ended December 31, 2015 compared to $3.3 million for credit losses during the year ended December 31, 2014 and $950 thousand during the year ended December 31, 2013. The 2015 provision was for the most part reflective of the overall growth experienced in our loan portfolio. 2014 included a nearly $2.0 million provision due to a loan loss incurred on one commercial customer.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America (“GAAP”) and general practice within the banking industry. Accordingly, preparation of the financial statements require management to exercise significant judgment or discretion and make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, income taxes and share based compensation.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness.

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. We have determined that Howard Bancorp has one reporting unit.

We may engage an external valuation specialist to assist us in the goodwill assessment, which we anticipate will be performed as of September 30th each year, which would be our annual test date.

Business Combinations

GAAP requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

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

Share based compensation

We follow the provisions of ASC Topic 718 “Compensation – Stock Compensation” which requires the expense recognition over the respective service period for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. Our practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate board Committee.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2015 and December 31, 2014 balance sheets is presented below.

Assets

Total assets increased $255.3 million, or 36.9%, to $946.8 million at December 31, 2015 compared to $691.4 million at December 31, 2014. This increase in assets includes $170 million in assets associated with the Patapsco Bancorp acquisition. Complementing this acquired growth, the Bank had organic growth of total assets of $86 million and organic loan growth of $55 million during 2015. The primary source of funding for the asset growth was an increase in deposit levels. Customer deposits increased from $554.0 million at December 31, 2014 to $747.4 million at December 31, 2015, an increase of $193.4 million or 34.9%, of which $170 million, or 31% growth, is attributable to the Patapsco Bancorp transaction, and $24 million, or 4%, is attributable to organic growth. Supplementing the deposit growth, borrowed funds increased by $31.2 million or 46.1% during 2015. In addition, our total capital levels increased $32.3 million or 55.8% year over year, primarily due to the proceeds of $25 million additional capital from the private placement offering in 2015.

Securities Available for Sale

We currently hold U.S. agency securities, mortgage backed securities, stock in another small financial institution and mutual fund investments in our securities portfolio, all of which are categorized as available for sale. The investment in a mutual fund is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At December 31, 2015 and December 31, 2014 we held an investment in stock of the FHLB of $4.2 million and $2.6 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. These investments are carried at cost.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2015		2014		2013
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$48,467	$48,422	$37,010	$36,981	$28,522	$28,521
Treasuries	-	-	4,000	3,997	-	-
Mortgage-backed	54	57	95	101	157	167
Other investments	1,100	1,094	-	-	-
	$49,621	$49,573	$41,105	$41,079	$28,679	$28,688

We had securities available for sale of $49.6 million and $41.1 million at December 31, 2015 and December 31, 2014, respectively, which were recorded at fair value. This represents an increase of $8.5 million, or 20.1%, for the year ended December, 2015 from the prior year end. We did not record any gains or losses on the sales or calls of securities in 2015, even though we did liquidate the entire investment portfolio acquired in the Patapsco Bancorp acquisition, because we sold the securities in the acquired portfolio within days of the closing of the transaction. In the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities associated with NBRS, which resulted in a net loss on the sale of the securities of $228 thousand.

With respect to our portfolio of securities available for sale, the portfolio contained 19 securities with unrealized losses of $51 thousand and 14 securities with an unrealized losses of $32 thousand at December 31, 2015 and 2014, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2015 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2015
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government Agencies	$43,465	0.28%	$5,002	0.91%	$-	-%	$-	-%	$48,467	0.34%
Mortgage-backed	-	-	-	-	54	4.82	-	-	54	4.82
	$43,465	0.28%	$5,002	0.91%	$54	4.82%	$-	-%	$48,521	0.35%

Loan and Lease Portfolio

Total loans and leases increased by $207.1 million or 37.5%, to $760.0 million at December 31, 2015 from $552.9 million at December 31, 2014. Included in loans and leases at December 31, 2015 is $152 million in loans associated with the Patapsco Bancorp acquisition. At December 31, 2015, total loans were 80.3% of total assets compared to 80.0% of total assets at December 31, 2014. The composition of loans acquired in the Patapsco Bancorp acquisition consisted of the following at December 31, 2015:

•	$4 million in construction and land.
•	$79 million in residential first lien.
•	$4 million in residential junior lien.
•	$37 million in commercial real estate.
•	$27 million in commercial and industrial.
•	$1 million in consumer credit.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the loans we hold in our portfolio, we had loans held for sale of $49.7 million at December 31, 2015 and $42.9 million at December 31, 2014.

	December 31,
(dollars in thousands)	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$69,385	9.1%	$64,158	11.6%	$50,884	12.6%	$37,963	11.8%	$39,268	14.2%
Residential - first lien	182,988	24.1	88,293	16.0	39,249	9.7	29,826	9.3	22,087	8.0
Residential - junior lien	27,477	3.6	19,301	3.5	8,266	2.0	7,983	2.5	9,242	3.3
Total residential real estate	210,465	27.7	107,594	19.5	47,515	11.7	37,809	11.7	31,329	11.3
Commercial - owner occupied	131,114	17.3	112,826	20.4	90,333	22.4	61,119	19.0	46,588	16.8
Commercial - non-owner occupied	181,361	23.9	123,958	22.4	113,559	28.1	96,223	29.9	76,880	27.8
Total commercial real estate	312,475	41.1	236,784	42.8	203,892	50.5	157,342	48.8	123,468	44.6
Total real estate loans	592,325	77.9	408,536	73.9	302,291	74.8	233,114	72.3	194,065	70.2
Commercial loans and leases	163,424	21.4	139,669	25.2	100,410	24.9	87,844	27.3	81,243	29.4
Consumer loans	4,253	0.6	4,712	0.9	1,174	0.3	1,260	0.4	1,223	0.4
Total loans and leases	$760,002	100.0%	$552,917	100.0%	$403,875	100.0%	$322,218	100.0%	$276,531	100.0%

We have historically focused primarily on lending to businesses for commercial financing as well as commercial real estate lending. Our business model has always been to focus on the needs of small to mid-sized businesses and their owners. While this focus continues, with the commencement of our mortgage banking activities in 2014, we expect to see continued growth in our residential real estate lending.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2015.

	As of December 31, 2015
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$23,828	$34,282	$11,275	$69,385
Residential - first lien	861	6,028	176,099	182,988
Residential - junior lien	15	2,432	25,030	27,477
Total residential real estate	876	8,460	201,129	210,465
Commercial - owner occupied	9,914	79,564	41,636	131,114
Commercial - non-owner occupied	18,340	105,216	57,805	181,361
Total commercial real estate	28,254	184,780	99,441	312,475
Total real estate loans	52,958	227,522	311,845	592,325
Commercial loans and leases	21,137	68,631	73,656	163,424
Consumer loans	564	1,432	2,257	4,253
Total	$74,659	$297,585	$387,758	$760,002
Rate terms:
Fixed rate	$37,970	$227,209	$176,856	$442,035
Adjustable rate	36,689	70,376	210,902	317,967
Total	$74,659	$297,585	$387,758	$760,002

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

Our deposits increased from $554.0 million at December 31, 2014 to $747.4 million at December 31, 2015, an increase of $193.4 million or 34.9%. As detailed in the table below, all categories of deposits reflected growth in 2015. Included in the 2015 deposits figure are $170 million in deposits associated with the Patapsco Bancorp acquisition, which consisted of the following at December 31, 2015:

•	$22 million in noninterest-bearing demand accounts.
•	$10 million in interest-bearing demand accounts.
•	$75 million in money market accounts.
•	$18 million in saving accounts.
•	$45 million in certificate of deposit accounts.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated

	December 31,
(dollars in thousands)	2015			2014			2013
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$173,689	23%	-%	$142,727	26%	-%	$89,759	23%	-%
Interest-bearing checking	54,014	7	0.21	49,988	9	0.24	31,443	8	0.27
Money market accounts	230,661	31	0.47	140,426	25	0.47	96,365	25	0.40
Savings	51,989	7	0.18	31,354	6	0.19	12,496	3	0.34
Certificates of deposit $100,000 and over	142,599	19	-	108,904	19	1.20	110,516	29	1.20
Certificates of deposit under $100,000	94,456	13	-	80,640	15	0.52	48,370	12	0.72
Total deposits	$747,408	100%	0.55%	$554,039	100%	0.61%	$388,949	100%	0.67%

As of December 31, 2015 and 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $142.6 million and $108.9 million, respectively. The following table sets forth the maturity of those certificates at December 31, 2015

(in thousands)
Three months or less	$36,906
Over three to six months	39,697
Over six to twelve months	27,102
Over twelve months	38,894
$142,599

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, and a junior subordinated debenture assumed in the Patapsco Bancorp acquisition.

As a part of the Patapsco Bancorp acquisition, Howard Bancorp assumed debt originally issued by Patapsco Bancorp. In 2005 Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Patapsco Bancorp and now of the Company, issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of the Company upon our acquisition of Patapsco Bancorp. The capital securities are redeemable by the Company at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Our borrowings totaled $98.8 million at December 31, 2015 and $67.6 million at December 31, 2014. Short-term borrowings are summarized in the following table:

	December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$16,621	0.12%	$24,628	0.12%	$21,658	0.12%
Average for the year	$19,434	0.12%	$17,142	0.12%	$15,697	0.27%
Maximum month-end balance	$23,694		$24,628		$24,644
Federal Funds Purchased and Short-term Borrowed Funds
At period end	$52,500	0.55%	$24,000	0.26%	$24,000	0.43%
Average for the year	$27,459	0.47%	$22,184	0.38%	$12,762	0.57%
Maximum month-end balance	$52,500		$31,000		$24,000

Short-term borrowing totaled $69.1 million at December 31, 2015 and $48.6 million at December 31, 2014. Securities sold under agreements to repurchase, totaling $15.7 million at December 21, 2015, consist of overnight electronic sweep products that move customer excess funds from non-interest bearing deposit accounts to an interest bearing repurchase agreement, which is considered a borrowing. Master notes, totaling $0.9 million at December 31, 2015, similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2015 advances under borrowing from the FHLB consisted of ten short-term advances outstanding totaling $52.5 million, of which $17 million were federal funds purchased. At December 31, 2014 we had seven advances outstanding totaling $24.0 million, of which $11 million were federal funds purchased.

Total Shareholders’ Equity

Total shareholders’ equity increased by $33.3 million or 55.8% from $59.6 million at December 31, 2014 to $92.9 million at December 31, 2015. The increase in shareholders’ equity is primarily the result of the proceeds from our private placement of 2,173,913 shares of common stock in June 2015, which added over $23.1 million to equity, and the Patapsco Bancorp acquisition pursuant to which we issued 560,891 shares of common stock representing additional common equity of over $8.0 million. Total shareholders’ equity at December 31, 2015 represents a capital to asset ratio of 9.8%, while the total shareholders’ equity at December 31, 2014 represents a capital to asset ratio of 8.6%.

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

	December 31,
	2015			2014			2013
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$145,697	$7,128	4.89%	$108,151	$5,173	4.78%	$92,595	$4,532	4.89
Commercial real estate	269,412	14,422	5.35	211,674	10,773	5.09	179,023	8,834	4.93
Construction and land	65,508	3,121	4.76	58,889	2,947	5.00	44,276	2,284	5.16
Residential real estate	144,743	6,382	4.41	70,025	3,141	4.49	40,664	1,838	4.52
Consumer	4,257	258	6.07	1,778	142	7.97	1,097	59	5.33
Total loans and leases	629,617	31,311	4.97	450,517	22,176	4.92	357,655	17,546	4.91
Loans held for sale [2]	47,691	1,706	3.58	23,711	880	3.71	958	33	3.44
Federal funds sold	24,365	63	0.26	25,914	54	0.21	25,338	54	0.21
Securities: [2]
U.S. Treasury	2,071	12	0.58	1,074	-		-	-
U.S Gov agencies	33,989	117	0.34	20,198	20	0.10	16,725	26	0.16
Mortgage-backed	1,275	3	0.26	4,408	133	3.02	245	11	4.56
Other investments	3,534	137	3.89	2,499	97	3.88	1,825	40	2.20
Total securities	40,869	269	0.66	28,179	250	0.89	18,795	78	0.41
Total earning assets	742,542	33,349	4.49	528,321	23,360	4.42	402,747	17,711	4.40
Cash and due from banks	7,342			6,231			4,861
Bank premises and equipment, net	16,145			11,466			9,855
Other assets	20,329			16,391			14,484
Less: allowance for credit losses	(3,917)			(4,807)			(2,986)
Total assets	$782,441			$557,602			$428,961
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$48,465	101	0.21%	$35,065	$83	0.24%	$25,866	$69	0.27
Money market	172,492	807	0.47	116,010	550	0.47	81,345	327	0.40
Savings	40,369	73	0.18	16,535	31	0.19	12,270	42	0.34
Time deposits	215,846	1,630	0.75	172,436	1,415	0.82	129,082	1,218	0.94
Total interest-bearing deposits	477,172	2,611	0.55	340,046	2,079	0.61	248,563	1,656	0.67
Short-term borrowings	47,893	154	0.32	39,326	106	0.27	28,459	114	0.40
Long-term borrowings	22,881	307	1.34	19,927	217	1.09	16,521	131	0.79
Total interest-bearing funds	547,946	3,072	0.56	399,299	2,402	0.60	293,543	1,901	0.65
Noninterest-bearing deposits	150,848			105,361			86,727
Other liabilities and accrued expenses	7,505			2,268			974
Total liabilities	706,299			506,928			381,244
Shareholders' equity	76,142			50,674			47,717
Total liabilities & shareholders' equity	$782,441			$557,602			$428,961
Net interest rate spread [3]		$30,277	3.93%		$20,958	3.82%		$15,810	3.75%
Effect of noninterest-bearing funds			0.14			0.15			0.18
Net interest margin on earning assets [4]			4.08%			3.97%			3.93%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities and loans held for sale are presented at fair value
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate

	For the year ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,955	$118	$1,837	641	$(103)	$744
Commercial real estate	3,649	558	3,091	1,940	277	1,663
Construction and land	174	(142)	316	663	(68)	731
Residential real estate	3,241	(53)	3,294	1,303	(14)	1,317
Consumer	116	(34)	150	83	29	54
Loans held for sale	826	(32)	858	847	3	844
Taxable securities	19	(64)	83	172	90	82
Federal funds sold	9	12	(3)	0	(2)	2
Total interest income	9,989	363	9,626	5,649	212	5,437

Interest paid on:
Savings deposits	42	(1)	43	(10)	(18)	8
Interest bearing checking	18	(10)	28	13	(9)	22
Money market accounts	257	(7)	264	224	59	165
Time deposits	215	(113)	328	197	(139)	336
Short-term borrowings	48	20	28	(8)	(37)	29
Long-term borrowings	90	51	39	85	48	37
Total interest expense	670	(60)	730	501	(96)	597
Net interest earned	$9,319	$423	$8,896	$5,148	$308	$4,840

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison of the results of operations for the years ended December 31, 2015 and December 31, 2014 is presented below.

General

Net income available to common shareholders decreased $9.3 million, to $1.0 million for the year ended December 31, 2015 compared to $10.3 million for the year ended December 31, 2014. The decrease in net income available to common shareholders was primarily due to a $16.1 million pretax bargain purchase gain associated with the NBRS acquisition recorded in 2014, while 2015 was impacted by $4.3 million in merger and restructuring expenses. Positively affecting 2015 versus 2014 net income were increases in net interest income totaling $9.3 million and increased revenues from mortgage banking activities (including gains on sale of loans and loan fee income) of $4.0 million. Offsetting these improvements was a $14.6 million increase in noninterest expenses. Included in noninterest expenses are merger and restructuring expenses that increased to $4.3 million in 2015 from $455 thousand in 2014.

Interest Income

Interest income and fees on loans increased $10.0 million, or 42.8%, to $33.3 million for the year ended December 31, 2015 compared to $23.4 million during the year ended December 31, 2014. The increase was due almost entirely to a $10.0 million, or 43.2%, increase in interest income and fees on loans. The increase in interest income and fees was for the most part a result of an increase in interest income on loans, which was mainly due to a $203.0 million increase in average loans outstanding for 2015 versus 2014. Included is this average loan growth is a $24.0 million increase in the average balance of loans held for sale. The average yield on loans and leases increased to 4.97% from 4.92% year over year, while the average yield on loans held for sale decreased to 3.58% from 3.71% reflective of current residential loan market conditions. In addition, interest income earned on investment securities and other interest earning assets increased $29 thousand primarily as a result of growth in their average balances, partially offset by a decrease in the average yield on investment securities. The average yield on investment securities decreased to 0.66% from 0.89% primarily as a result of changes in the portfolio mix, while the average yield from other earning asset increased to 0.26% from 0.21% year over year.

Interest Expense

Interest expense increased $670 thousand, or 27.9%, to $3.1 million during the year ended December 31, 2015 from $2.4 million during the prior year. Interest expense increased primarily due to an increase in the average balance of interest bearing funds from $399.3 million for 2014 to $547.9 million for 2015, representing a $148.6 million or 37.2% increase in the average balance of interest bearing funds. Interest expense benefitted in 2015 from a $45.5 million, or 43.2%, increase in the average balance of noninterest-bearing deposits, without which we would have had to rely on other sources of funding and interest expense would have been significantly higher. Partially mitigating the increase in interest expense due to the growth in the average balance of interest-bearing funds was a decrease in the overall cost of funds for 2015 versus 2014 of four basis points. In addition, interest expense increased $138 thousand as a result of an $11.5 million increase in the average balance of borrowings and a ten basis point increase in the average rate of short-term and long-term borrowings, which was 0.65% during the year ended December 31, 2015.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $9.3 million, or 44.5%, during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth. As noted above, the increase in net interest income was primarily due to increased interest income of $10.0 million, or 42.8%, year over year, while interest expense increased less than $1 million, even with the sizable growth in deposits and borrowings.

Provision for Credit Losses

We establish a provision for credit losses, which is a charge to earnings, in order to maintain the allowance for credit losses at a level we consider adequate to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of nonperforming loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change or more information becomes available. The allowance for credit losses is assessed on at least a quarterly basis and provisions are made for credit losses as required in order to maintain the allowance.

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.8 million for 2015 compared to $3.3 million during 2014, a decrease of $1.43 million. The substantial provision for credit losses during the 2014 period resulted primarily from one large commercial customer that closed its business during the third quarter of 2014 and did not fulfill its commitments under existing contracts. The provision for the 2015 period reflects general provisions on loans that are collectively evaluated given the continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and other real estate owned (“OREO”) as a percentage of total assets. This asset quality measure for 2015 was 1.35% at December 31, 2015 compared to 0.97% at the end of 2014, primarily as a result of an increase of $6.1 million in non-performing loans.

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

Noninterest Income

Noninterest income was $11.9 million for the year ended December 31, 2015 compared to $23.3 million for the year ended December 31, 2014. The primary reason for the decrease in noninterest income was the bargain purchase gain resulting from the NBRS acquisition totaling $16.1 million recorded in 2014. Excluding this one-time gain, noninterest income increased $4.8 million or 66.4% year over year. Our focus on building a mortgage banking platform commenced in 2014 and continued through 2015. Throughout 2015, our mortgage loan originations increased each quarter, with total loans originated with the intent to sell to secondary investors reaching nearly $600 million for 2015 compared to approximately $300 million in 2014. As a result of the origination and subsequent sales of residential mortgage loans in 2015, revenue derived from mortgage banking activities was $7.0 million for 2015 compared to $4.3 million in 2014. Complementing the gains on sale of mortgage loans was loan fee income derived from mortgage banking processing and underwriting as well as other portfolio loan fees. The loan fees realized in 2015 were $2.9 million compared to $1.6 million for 2014.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $176 thousand or 19.5% during 2015. This increase was due mainly to a $100 thousand increase in overdraft or non-sufficient fees as well as a $37 thousand increase in account activity fees due to the growth in deposit accounts.

Noninterest income for 2014 was negatively impacted by a $228 thousand loss on the sale of investment securities. As a part of the acquisition of NBRS in the fourth quarter of 2014, we acquired their investment portfolio, and after a review of the composition of the acquired portfolio, it was determined that the longer term securities held exposed the Company to increased interest rate risk and were not a good fit with the legacy approach toward maintaining a shorter duration portfolio, and we liquidated the portfolio at a $228 thousand loss. Similarly in 2015, we evaluated the Patapsco Bancorp investment portfolio and chose to liquidate the entire portfolio, but did not recognize a gain or loss on the sale of this portfolio in 2015 because we sold the securities we acquired in the Patapsco Bancorp acquisition within days of the closing of the transaction.

Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $326 thousand in 2015 compared to the same period of 2014 due to our larger customer base.

Noninterest Expenses

Noninterest expenses increased $14.6 million, or 61.44%, to $38.3 million for the year ended December 31, 2015 compared to $23.7 million for the year ended December 31, 2014. Throughout 2015, the Bank continued to expand into the greater Baltimore market, adding operational staff, facilities and equipment needed to support these initiatives and these growth-related costs are reflected in the overall increases in various categories of noninterest expense. Merger and restructuring costs associated with the Patapsco Bancorp acquisition as well as system integration costs relating to the late 2014 NBRS acquisition were $4.3 million in 2015 compared to $455 thousand in 2014. For the Patapsco Bancorp acquisition, these costs represent legal and investment banking fees, as well as compensation costs for severance and other payments provided for in employment agreements between Patapsco Bank and its former executive officers. In addition to the Patapsco Bancorp-related costs, we also incurred data processing and conversion-related expenses as we integrated the former NBRS data platform into our systems in April 2015.

Compensation and benefits expenses increases represent our investment in growth initiatives. As we have grown our balance sheet and geographic footprint, we have also increased our business development, customer service and infrastructure staffing to ensure appropriate support levels, risk oversight, information technology platforms, and human resources. Compensation and benefits expenses grew by $3.8 million or 28.0% for 2015 versus 2014. 2015 compensation and benefits reflect the full complement of mortgage banking personnel that generated nearly $600 million in mortgage loans for resale into the secondary market and revenues of $7.0 million and increases in staffing at new locations via acquisitions and support staff. We had 257 full time equivalent employees (FTE) at December 31, 2015 compared to 214 FTE at the end of 2014, representing an increase of 43 FTE or 20%.

Occupancy and equipment related costs increased by $1.4 million or 55.0% during 2015 compared to 2014, primarily as the result of the previously discussed expansion resulting from both organic and acquired growth. We have altered the mix of owned versus leased locations to better manage this expense component and will continue to evaluate facility and branch utilization, efficiencies and opportunities. We plan to open our Little Patuxent branch in Howard County, Maryland in the first quarter of 2017. Along with continued expansion, general increases in the operational and maintenance upkeep we expect to see these costs continue to moderately increase going forward.

Marketing and business development expenses increased to $2.9 million during 2015, representing an increase of $1.2 million or 71.0% from the prior year, in order to support sales and growth initiatives in conjunction with ongoing organic and acquisition growth activities. Approximately $1.6 million of the $2.9 million in marketing and business expenses during 2015 was incurred in connection with mortgage banking activities to generate the higher origination levels achieved.

We recorded a valuation write-down of $736 thousand in 2015 related to OREO properties that we currently hold. No such valuation adjustments were recorded in 2014.

Other operating expenses consists mainly of loan-related expenses (including collection costs associated with non-performing assets) and a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $1.3 million year over year. Supporting our expanding infrastructure increased insurance cost $83 thousand, supplies $142 thousand, phone and data lines $66 thousand, bank security and armor carrier $48 thousand and software licenses and maintenance $480 thousand.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, and our noninterest income (particularly the bargain purchase gain in 2014) and noninterest expense levels, pretax income decreased by $15.23 million from $17.3 million in 2014 to $2.1 million in 2015.

Income tax expense amounted to $973 thousand for year ended December 31, 2015 and $6.9 million for the year ended December 31, 2014, resulting in effective tax rates of 46.0% and 39.7%, respectively. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition cost are deemed not deductible for income tax purposes, which resulted in the high effective tax rate for 2015.

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

Provision for Credit Losses

Based on management’s evaluation of the factors outlined in the comparison of the results of operations for the years ended December 31, 2015 and December 31, 2014, we had a provision for credit losses of $3.3 million for 2014 compared to $1.0 million during 2013, an increase of $2.3 million. The $3.3 million provision during 2014 includes both specific amounts for loans that are individually evaluated for impairment as well as additional general provisions for loans that are collectively evaluated, and are influenced by our continued growth in the size of the loan portfolio. The increased provision for 2014 is a result of the growth in the loan portfolio during 2014 and from one large commercial customer that closed their business during the third quarter of 2014 and notified their customers that any remaining commitments under existing contracts would not be completed. While the Bank is pursuing multiple remedies, management deemed it prudent to absorb the full loss. The ratio of nonperforming loans to gross loans decreased from 0.79% at December 31, 2013 to 0.77% at December 31, 2014. The ratio of non-accrual loans, troubled debt restructured loans and OREO as a percentage of total assets was 0.97% at December 31, 2014 compared to 1.11% at the end of 2013. Even though nonperforming assets increased to $6.7 million at the end of 2014 compared to $5.6 million at December 31, 2013, the ratio of nonperforming assets to total assets declined given the large asset growth encountered during 2014.

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

Service charges on deposit accounts increased $210 thousand or 54.3% during 2014. This increase was due mainly to growth in deposit balances and an increase in overdraft or non-sufficient fees as more customer checks were presented where the funds were insufficient to cover the amount of the check.

The additional amounts under policies added to our BOLI program in December 2013 generated an increase of $95 thousand in income from bank owned life insurance, to $377 thousand during 2014 compared to $282 thousand during 2013.

As discussed above in the comparison of the results of operations for the years ended December 31, 2015 and December 31, 2014, noninterest income for 2014 was also impacted by a $228 thousand loss on the sale of investment securities resulting from our sale of the securities acquired in the NBRS acquisition. We did not sell any investment securities in 2013.

Noninterest Expenses

Noninterest expenses increased $10.5 million, or 79.0%, to $23.7 million for the year ended December 31, 2014 compared to the $13.2 million for the year ended December 31, 2013. Late in 2013 and throughout 2014, the Bank expanded its mortgage banking division, expanded into the greater Baltimore, Harford and Cecil County markets and added operational staff, facilities and equipment needed to support these initiatives, and these growth-related costs are reflected in the overall increases in various categories of noninterest expense. More than half of this increase in expenditures was in compensation and benefits expenses, which increased by $6.0 million or 81.7% for 2014 versus 2013. 2014 compensation and benefits reflect the full complement of mortgage banking personnel that generated over $300 million in mortgage loans for resale into the secondary market and revenues of $4.3 million, increases in staffing from our organic expansion, and additional staff introduced via acquisitions. We had 216 FTE at December 31, 2014 compared to 96 FTE at the end of 2013, representing an increase of 120 FTE or 125%. Compensation costs increased $3.4 million while taxes and benefits increased $2.6 million year over year.

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

Marketing and business development expenses during 2014 increased $922 thousand or 122.7% over the prior year to support sales growth and research initiatives in conjunction with ongoing organic and acquisition growth activities and also our strategic growth initiatives. Approximately $700 thousand of this increase was incurred in connection with mortgage banking activities to generate the origination levels achieved.

Professional fees, which consist primarily of legal, accounting and consulting expenses, increased $618 thousand or 70.0% during 2014 compared to the prior year. This increase was primarily from legal and investment banking fees for the branch acquisition and the FDIC-assisted acquisitions consummated in 2014, as well as ongoing strategic growth initiatives.

Other operating expenses increased $1.8 million during 2014 compared to the prior year, nearly $1.0 million of which was related to the development of the mortgage banking infrastructure and operations. Credit reports and appraisals, which are a component of loan-related expenses, increased by approximately $700 thousand when comparing 2014 to 2013. Most of the remainder of the increase in operating cost was due to the dramatic increase in staff and locations, and the resulting increases in expenses such as telephone and data lines, postage, software and physical security costs.

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

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Real estate loans:
Construction and land	$-	$1,144	$-	$432	$-
Residential - First Lien	693	719	331	442	368
Residential - Junior Lien	63	57	-	-	44
Commercial	1,148	-	258	384	1,988
Commercial and leases	5,935	2,015	2,593	1,143	3,229
Consumer	150	92	-	-	9
Total non-accrual loans	7,989	4,027	3,182	2,401	5,638
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	-	-	-	-	-
Residential - First Lien	301	-	-	-	240
Residential - Junior Lien	-	-	-	-	-
Commercial	2,073	226	-	-	-
Commercial and leases	7	-	-	-	-
Consumer	-	-	-	-	-
Total accruing troubled debt restructured loans	2,381	226	-	-	240
Total non-performing loans	10,370	4,253	3,182	2,401	5,878
Other real estate owned:
Land	964	595	595	595	595
Commercial	1,405	1,877	1,782	2,130	1,084
Residential	-	-	-	178	206
Total other real estate owned	2,369	2,472	2,377	2,903	1,885
Total non-performing assets	$12,739	$6,725	$5,559	$5,304	$7,763
Ratios:
Non-performing loans to total gross loans	1.36%	0.77%	0.79%	0.75%	2.13%
Non-performing assets to total assets	1.35%	0.97%	1.11%	1.32%	2.40%

Of the $8.0 million in non-accrual loans shown for 2015, approximately $5.4 million was from legacy loans, while the additional $2.6 million resulted from acquired loans. The performing (accruing) troubled debt restructured loans (“TDRs”) of $2.4 million are legacy loans and represent only three separate credit relationships.

Included in total non-accrual loans at December 31, 2015 above are two TDRs totaling $744 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. These TDRs consist of one commercial loan and one commercial real estate loan. Loans 90 days or more past due and still accruing interest at December 31, 2015 totaled $1.8 million and consisted of legacy loans totaling $460 thousand and acquired loans totaling $1.3 million

Interest income that would have been recorded during the year ended December 31, 2015, 2014 and 2013 if non-accrual loans had been current and in accordance with their original terms was $198 thousand, $126 thousand and $116 thousand, respectively. No interest income was recorded on such loans during these periods.

Under GAAP we are required to account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt constitutes a TDR if Howard Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings.

Nonperforming assets amounted to $12.7 million or 1.35% of total assets at December 31, 2015 compared to $6.7 million or 0.97% of total assets at December 31, 2014 and $5.6 million or 1.11% of total assets at December 31, 2013. Total nonperforming assets increased by $6.0 million during 2015 due to a $3.9 million increase in non-accrual loans, a $2.2 million increase in current TDRs and a decrease in OREO of $103 thousand. There was one new land loan totaling $625 thousand added to OREO property in 2015. Additionally, the Bank recorded a valuation allowance in non-interest expense totaling $736 thousand on three existing properties held in OREO in 2015.

The composition of our nonperforming loans is further described below:

Non-Accrual Loans:

•	Six residential first lien loans totaling $693 thousand, consisting of three acquired from NBRS and one acquired from Patapsco Bank.
•	One residential junior lien in the amount of $63 thousand.
•	Ten commercial real estate loans totaling $1.1 million, two acquired from NBRS and two from Patapsco Bank. Five of these loans totaling $171 thousand represent one relationship
•	32 commercial loans totaling $5.9 million, consisting of nine acquired loans representing seven relationships and 23 legacy loans representing 11 relationships. Of the 23 legacy loans, four have SBA guarantees, and we expect to receive repayment with respect to the guaranteed amounts once we submit claims to the SBA. Specific reserves of $1.2 million have been taken against two of these loans.
•	One consumer loan for $150 thousand. A $75 thousand specific reserve has been recorded against this loan.

Accruing Trouble Debt Restructure Loans:

•	One residential first lien for $326 thousand.
•	One commercial real estate loan for $2.1 million.
•	One commercial loan for $1 thousand.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When property is acquired it is recorded at the lower of cost, which is the unpaid balance of the loan less estimated foreclosure costs, or fair value at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period. We had foreclosed real estate of $2.4 million at December 31, 2015, $2.5 million at December 31, 2014 and $2.4 million at December 31, 2013. Foreclosed real estate at December 31, 2015 consisted of two office condominiums in Prince George’s County, Maryland, several parcels of unimproved land in Baltimore County, Maryland, a commercial building in Carroll County, Maryland, one commercial building in Sussex County, Delaware, and several lots of non-residential property in Anne Arundel County, Maryland.

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

	December 31,
(in thousands)	2015	2014	2013
Classified loans:
Substandard	$3,009	$7,037	$3,182
Doubtful	6,496	966	-
Total classified loans	9,505	8,003	3,182
Special mention	614	-	-
Total criticized loans	$10,119	$8,003	$3,182

At December 31, 2015, total classified loans of $10.1 million consisted of non-accrual loans totaling $8.0 million and accruing TDR loans totaling $2.0 million. At December 31, 2014, total classified loans of $8.0 million consisted of non-accrual loans totaling $4.3 million and accruing TDR loans totaling $226 thousand.

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

As of December 31, 2015 and 2014, nonperforming loans amounted to $10.4 million and $4.3 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $1.4 million and $1.1 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $9.0 million and $3.2 million, respectively, at December 31, 2015 and December 31, 2014.

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

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$3,602	$2,506	$2,764	$3,433	$3,523
Charge-offs:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	(23)	-	(183)	(79)	-
Residential junior lien loans	(12)	-	-	(44)	-
Commercial owner occupied loans	-	-	-	-	(1,033)
Commercial non-owner occupied loans	(82)	(160)	(375)	(268)	-
Commercial loans and leases	(825)	(2,054)	(759)	(1,129)	(562)
Consumer loans	(5)	(5)	-	(15)	(21)
	(947)	(2,219)	(1,317)	(1,535)	(1,616)
Recoveries:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	3	1	-	-	-
Residential junior lien loans	1	-	-	-	-
Commercial owner occupied loans	-	-	-	-	-
Commercial non-owner occupied loans	318	4	29	63	-
Commercial loans and leases	52	55	80	80	361
Consumer loans	4	-	-	5	1
	378	60	109	148	362
Net charge-offs	(569)	(2,159)	(1,208)	(1,387)	(1,254)
Provision for credit losses	1,836	3,255	950	718	1,164
Balance at end of year	$4,869	$3,602	$2,506	$2,764	$3,433

Net charge-offs to average loans and leases	0.09%	0.48%	0.34%	0.48%	0.48%

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

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$265	9.1%	$174	11.6%	$122	12.6%	$127	11.8%	$174	14.2%
Residential first lien loans	300	24.1	272	16.0	200	9.7	204	9.2	111	8.0
Residential junior lien loans	47	3.6	55	3.5	34	2.0	22	2.5	64	3.3
Commercial owner occupied loans	309	17.3	160	20.4	131	22.4	650	19.0	611	16.8
Commercial non-owner occupied loans	728	23.9	562	22.4	541	28.1	505	29.8	197	27.8
Commercial loans and leases	3,094	21.5	2,366	25.2	1,464	24.9	1,227	27.3	2,233	29.4
Consumer loans	126	0.6	13	0.9	14	0.3	29	0.4	43	0.5
Total	$4,869	100.0%	$3,602	100.0%	$2,506	100.0%	$2,764	100.0%	$3,433	100.0%

(1)	Represents the percent of loans in each category to total loans

We measure the historic loss performance based upon the levels of losses incurred in each preceding 24-month period. As is shown in table above, reflecting the amount of charge-offs per segment, commercial loans has been the category with the most credit losses over the last five years, and thus the allocation of the total allowance at December 31, 2015 reflects this historic loss experience.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2015 and December 31, 2014.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015 and 2014, cash and cash equivalents totaled $38.3 million and $24.5 million, respectively. The increase for 2015 primarily resulted from growth in our deposits and other funding sources, and proceeds from the sale of shares of our common stock. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2015 and 2014, we had $167.7 million and $115.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $95.0 million and $64.4 million at December 31, 2015 and 2014, respectively, and $72.7 million and $50.9 million in unused lines of credit to borrowers at December 31, 2015 and 2014, respectively. In addition to commitments to originate loans and unused lines of credit we had $7.8 million and $12.4 million in letters of credit at December 31, 2015 and 2014, respectively. Certificates of deposit due within one year totaled $157.2 million, or 21.0% of total deposits, and $105.9 million, or $19.1% of total deposits, at December 31, 2015 and 2014, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2015.

Our primary investing activity is originating loans. During the years ended December 31, 2015 and December 31, 2014, cash used to fund net loan growth was $53.7 million and $48.8 million, respectively. During these periods, we purchased $42.8 million and $26.5 million of securities, respectively. Additionally, in 2015 we purchased an additional $1.8 million of bank owned life insurance.

Financing activities consist primarily of activity in deposit accounts, FHLB advances and related FHLB stock activity. We experienced a net increase in cash provided from deposits of $18.0 million and $2.1 million, respectively, during the years ended December 31, 2015 and 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. Further impacting total cash provided by financing activities was the impact of the issuance of 2,173,913 shares of common stock via private placement for net proceeds $23.8 million.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $78.5 million at December 31, 2015 compared to $43.0 million at December 31, 2014. At December 31, 2015, we had the ability to borrow up to a total of $203.5 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015 and 2014, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See— “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2015 and December 31, 2014 are as follows:

	December 31,
(in thousands)	2015	2014

Unfunded loan commitments	$95,009	$64,375
Unused lines of credit	72,664	50,889
Letters of credit	7,848	12,397

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2015, December 31, 2014 or December 31, 2013 as a liability for credit loss related to these commitments.

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

Part II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc., (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Howard Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

March 29, 2016

Suite 200, 809 Glen Eagles Court Baltimore, Maryland 21286 ● 410-823-8000 ● 1-800-686-3883 ● Fax: 410-296-4815 ● www.stegman.com

Members of

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands)	2015	2014
ASSETS
Cash and due from banks	$31,818	$23,598
Federal funds sold	6,522	919
Total cash and cash equivalents	38,340	24,517
Securities available-for-sale, at fair value	49,573	41,079
Nonmarketable equity securities	4,163	2,571
Loans held for sale, at fair value	49,677	42,881
Loans and leases, net of unearned income	760,002	552,917
Allowance for credit losses	(4,869)	(3,602)
Net loans and leases	755,133	549,315
Bank premises and equipment, net	20,765	12,122
Goodwill	603	-
Core deposit intangible	2,903	1,391
Bank owned life insurance	18,548	11,659
Other real estate owned	2,369	2,472
Interest receivable and other assets	4,685	3,409
Total assets	$946,759	$691,416
LIABILITIES
Noninterest-bearing deposits	$173,689	$142,727
Interest-bearing deposits	573,719	411,312
Total deposits	747,408	554,039
Short-term borrowings	69,121	48,628
Long-term borrowings	29,707	19,000
Deferred tax liability	1,667	4,686
Accrued expenses and other liabilities	5,957	5,420
Total liabilities	853,860	631,773
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015 and December 31, 2014	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,962,139 shares at December 31, 2015 and 4,145,547 at December 31, 2014	70	41
Capital surplus	70,587	38,360
Retained earnings	9,712	8,696
Accumulated other comprehensive loss	(32)	(16)
Total shareholders’ equity	92,899	59,643
Total liabilities and shareholders’equity	$946,759	$691,416

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands)	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$33,017	$23,056	$17,579
Interest and dividends on securities	269	250	78
Other interest income	63	54	54
Total interest income	33,349	23,360	17,711
INTEREST EXPENSE
Deposits	2,611	2,079	1,656
Short-term borrowings	154	106	114
Long-term borrowings	307	217	131
Total interest expense	3,072	2,402	1,901
NET INTEREST INCOME	30,277	20,958	15,810
Provision for credit losses	1,836	3,255	950
Net interest income after provision for credit losses	28,441	17,703	14,860
NONINTEREST INCOME
Service charges on deposit accounts	773	597	387
Realized and unrealized gains on mortgage banking activity	6,971	4,341	215
Bargain purchase gain	-	16,090	-
Loss on the sale of securities	-	(228)	-
Loss on the sale of other real estate owned	(8)	-	(37)
Income from bank owned life insurance	408	377	282
Loan fee income	2,979	1,601	115
Other operating income	804	478	362
Total noninterest income	11,927	23,256	1,324
NONINTEREST EXPENSE
Compensation and benefits	17,196	13,434	7,397
Occupancy and equipment	3,816	2,462	1,592
Amortization of core deposit intangible	462	111	34
Marketing and business development	2,861	1,674	752
Professional fees	1,478	1,046	883
Data processing fees	1,353	866	529
Merger and restructuring	4,344	455	-
FDIC Assessment	453	442	327
Provision for other real estate owned	736	-	347
Loan production expense	2,223	1,170	248
Other operating expense	3,331	2,034	1,130
Total noninterest expense	38,253	23,694	13,239
INCOME BEFORE INCOME TAXES	2,115	17,265	2,945
Income tax expense	973	6,853	984
NET INCOME	$1,142	$10,412	$1,961
Preferred stock dividends	126	126	165
Net income available to common shareholders	$1,016	$10,286	$1,796
NET INCOME PER COMMON SHARE
Basic	$0.16	$2.53	$0.44
Diluted	$0.16	$2.48	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2015	2014	2013
Net Income	$1,142	$10,412	$1,961
Other comprehensive income
Investments available-for-sale:
Reclassification adjustment for losses	-	228	-
Related income tax benefit	-	(90)	-
Unrealized holding losses	(22)	(262)	(27)
Related income tax benefit	6	104	10
Comprehensive income	$1,126	$10,392	$1,944

Consolidated Statements of Changes in Shareholders’ Equity

					Retained	Accumulated
					Earnings /	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	Surplus	deficit)	income/(loss)	Total

Balances at January 1, 2013	$12,562	4,040,471	$40	$37,484	$(3,386)	$21	$46,721
Net income	-	-	-	-	1,961	-	1,961
Net unrealized loss on securities	-	-	-	-	-	(17)	(17)
Dividends paid on preferred stock	-	-	-	-	(165)	-	(165)
Issuance of common stock:
Stock awards	-	5,179	-	37	-	-	37
Stock-based compensation	-	50,000	1	86	-	-	87
Balances at December 31, 2013	12,562	4,095,650	41	37,607	(1,590)	4	48,624
Net income	-	-	-	-	10,412	-	10,412
Net unrealized loss on securities	-	-	-	-	-	(20)	(20)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited restricted shares	-	(6,668)	-	(34)	-	-	(34)
Issuance of common stock:
Exercise of options and warrants	-	51,207	-	507	-	-	507
Stock awards	-	5,358	-	54	-	-	54
Stock-based compensation	-	-	-	226	-	-	226
Balances at December 31, 2014	12,562	4,145,547	41	38,360	8,696	(16)	59,643
Net income	-	-	-	-	1,142	-	1,142
Net unrealized loss on securities	-	-	-	-	-	(16)	(16)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited stock awards	-	(6,664)	-	(34)	-	-	(34)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Stock awards	-	7,163	-	95	-	-	95
Exercise of options	-	62,287	1	652	-	-	653
Acquisition of Patapsco Bancorp	-	560,891	6	8,043			8,049
Stock-based compensation	-	19,002	-	375	-	-	375
Balances at December 31, 2015	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,142	$10,412	$1,961
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,836	3,255	950
Deferred income (benefit) taxes	(3,019)	5,825	45
Provision for other real estate owned	736	-	347
Depreciation	1,008	734	599
Stock-based compensation	436	246	124
Net (amortization) accretion of investment securities	(13)	7	17
Bargain purchase gain	-	(16,090)	-
Loss on sales of securities	-	228	-
Net amortization of intangible asset	462	111	34
Loans originated for sale	(591,422)	(309,404)	(14,119)
Proceeds from sale of loans originated for sale	591,597	274,162	12,674
Realized and unrealized gains on mortgage banking activity	(6,971)	(4,341)	(215)
Loss on sales of other real estate owned, net	8	-	37
Cash surrender value of BOLI	(408)	(377)	(282)
Decrease in interest receivable	(356)	(542)	(29)
Increase in interest payable	90	56	21
(Increase) decrease in other assets	(368)	159	(981)
(Decrease) increase in other liabilities	(2,190)	4,447	(443)
Net cash (used in) provided by operating activities	(7,432)	(31,112)	740
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(42,880)	(26,544)	(50,513)
Proceeds from maturities of investment securities available-for-sale	61,043	48,810	48,658
Net increase in loans and leases outstanding	(53,749)	(48,765)	(45,679)
Purchase of bank owned life insurance	(1,800)	-	(11,000)
Proceeds from the sale of other real estate owned	12	-	141
Purchase of premises and equipment	(5,273)	(2,010)	(1,033)
Cash and cash equivalents of acquisition	10,899	13,426	-
Cash received (paid) in acquisition	(2,015)	26,496	(3,195)
Net cash (used in) provided by investing activities	(33,763)	11,413	(62,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	18,513	24,488	(6,115)
Net (decrease) increase in interest-bearing deposits	(547)	(22,360)	44,866
Net increase in short-term borrowings	15,493	2,971	18,670
Proceeds from issuance of long-term debt	6,914	12,000	12,000
Repayment of long-term debt	(9,000)	(9,000)	(8,000)
Net proceeds from issuance of common stock, net of cost	23,771	507	-
Cash dividends on preferred stock	(126)	(126)	(165)
Net cash provided by financing activities	55,018	8,480	61,256

Net increase (decrease) in cash and cash equivalents	13,823	(11,219)	(625)
Cash and cash equivalents at beginning of period	24,517	35,736	36,361
Cash and cash equivalents at end of period	$38,340	$24,517	$35,736
SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,982	$2,345	$1,879
Cash payments for income taxes	2,890	495	707
Transferred from loans to other real estate owned	625	95	0

Fair value of assets and liabilities from acquisitions
Tangible assets acquired	211,901	134,892
Intangible assets acquired	2,577	677
Liabilities assumed	(204,414)	(143,990)
Total merger consideration	$10,064	$(8,421)	$-

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

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp through the merger of Patapsco Bancorp, the parent company of The Patapsco Bank, with and into Bancorp pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp. As a result of the merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Bancorp common stock, provided that (i) cash was paid in lieu of any fractional shares of Bancorp common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Bancorp common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities and the fair value of loans held for sale.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness.

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. We have determined that Howard Bancorp has one reporting unit.

We may engage an external valuation specialist to assist us in the goodwill assessment, which we anticipate will be performed as of September 30th each year, which would be our annual test date.

Business Combinations

Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

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

Reclassifications

Certain reclassifications to 2014 and 2013 financial presentation were made to conform to the 2015 presentation. These reclassifications did not affect previous reported net income or total shareholders’ equity.

New Accounting Pronouncements

The FASB issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on the balance sheet by lessees and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

The FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument-specific credit risk. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The update also requires the nature of and reason for the business combination, to be disclosed in the consolidated financial statements. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations.

The FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update clarifies how creditors classify certain government-sponsored mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

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

Adoption of the amendments in this update can be either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. ASU 2015-14 was effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Guidance in Topic 718 as it relates to awards with performance conditions that affect vesting should be applied to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The amendments of ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015. The Company will evaluate this amendment but does not believe it will have an impact on its financial position or results of operations.

The FASB issued Update ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company will evaluate the amendments in this update but does not believe they will have an impact on its financial position or results of operations.

The FASB issued ASU No. 2014-04, Receivables –Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for interim and annual periods beginning after December 15, 2014, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. ASU 2014-04 did not have a significant impact on the Company’s financial statements.

Note 2: Business Combinations

Patapsco Acquisition

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp through the merger of Patapsco Bancorp, the parent company of The Patapsco Bank, with and into Bancorp pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp. As a result of the merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Bancorp common stock, provided that (i) cash was paid in lieu of any fractional shares of Bancorp common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Bancorp common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

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

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $603 thousand recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$2,015
Purchase price assigned to shares exchanged for stock	8,049
Total purchase price for Patapsco acquisition	$10,064

Assets acquired at fair value:

Cash and cash equivalents	$19,047
Investment securities available for sale	26,255
Loans	156,907
Accrued interest receivable	602
Other assets	9,090
Core deposit intangible	1,974
Total fair value of assets acquired	$213,875

Liabilities assumed at fair value:
Deposits	175,083
Borrowings	17,737
Accrued expenses and other liabilities	11,594
Total fair value of liabilities assumed	$204,414

Net assets acquired at fair value:		$9,461

Transaction consideration paid to Patapsco Bancorp		10,064

Amount of goodwill recorded from Patapsco acquisition		$603

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

We had an independent third party determine the net discounted value of cash flows on approximately 1,000 performing loans totaling $156.4 million. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable discount adjustment of $866 thousand at acquisition.

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

Pro forma financial information is not provided because amounts are not meaningful to the Company’s financial statements.

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

The following table summarizes the acquired assets and assumed liabilities in the NBRS Acquisition as of the acquisition date, and the pre-tax bargain purchase gain of $16.1 million recognized on the transaction:

(in thousands)
Assets acquired at fair value:
Cash and cash equivalents	$12,647
Investment securities available for sale	31,738
Loans	89,368
Accrued interest receivable	280
Other assets	859
Core deposit intangible	677
Total fair value of assets acquired	$135,569
Liabilities assumed at fair value:
Deposits	143,833
Accrued expenses and other liabilities	157
Total fair value of liabilities assumed	$143,990

Net liabilities assumed at fair value:		$(8,421)
Transaction cash consideration received from the FDIC		24,511

Bargain purchase gain, before tax		$16,090

Acquired Loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all NBRS loans as of the acquisition date.

	Contractually
	Required	Non-Accretable	Cash Flows		Carrying Value
	Payments	Credit	Expected To Be	Accretable FMV	of Loans
	Receivable	Adjustments	Collected	Adjustments	Receivable

Performing Loans Acquired	$83,536	$-	$83,536	$1,721	$81,815

Impaired Loans Acquired	2,466	1,125	1,341	285	1,056

Loans under contract to sell	14,489	7,992	6,497	-	6,497

Total	$100,490	$9,116	$91,374	$2,006	$89,368

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

Pro forma financial information is not provided because amounts are not meaningful to the Company’s financial statements.

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2015 and 2014, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and two domestic correspondents as partial compensation for services they provided to the Company.

Note 4: Investments Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

	December 31,
(in thousands)	2015				2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$48,467	$-	$45	$48,422	$37,010	$-	$29	$36,981
Treasuries	-	-	-	-	4,000	-	3	3,997
Mortgage-backed	54	3	-	57	95	6	-	101
Other investments	1,100	-	6	1,094	-	-	-	-
	$49,621	$3	$51	$49,573	$41,105	$6	$32	$41,079

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either December 31, 2015 or December 31, 2014. Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 is as follows:

December 31, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$39,431	$45	$-	$-	$39,431	$45
Treasuries	-	-	-	-	-	-
Mortgage-backed	-	-	-	-	-	-
Other investments	1,000	6	-	-	1,000	6
	$40,431	$51	$-	$-	$40,431	$51

December 31, 2014
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$26,477	$29	$-	$-	$26,477	$29
Treasuries	3,997	3	-	-	3,997	3
Mortgage-backed	-	-	-	-	-	-
	$30,474	$32	$-	$-	$30,474	$32

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

	December 31,
(in thousands)	2015		2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$43,465	$43,425	$33,516	$33,506
After one through five years	5,002	4,997	7,508	7,487
After five through ten years	54	57	81	86
After ten years	1,100	1,094	-	-
	$49,621	$49,573	$41,105	$41,079

Because of the composition of the securities portfolios acquired in the Patapsco Bancorp and NBRS acquisitions, management deemed it prudent for interest rate risk management purposes to liquidate both of the acquired portfolios. Thus, in the third quarter of 2015, the Bank both acquired and sold nearly $26.3 million in securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the Patapsco Bancorp acquisition. Similarly in the fourth quarter of 2014, the Bank both acquired and sold nearly $31.7 million in securities, which resulted in a net loss on the sale of the securities of $228 thousand. There were no sales of investment securities during 2013.

At December 31, 2015 and December 31, 2014, $22.8 million and $23.8 million fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for U.S. Government and U.S. Government agency securities had outstanding balances that exceeded ten percent of shareholders’ equity at December 31, 2015.

Note 5: Nonmarketable Equity Securities

At December 31, 2015 and December 31, 2014, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank of Atlanta (“FHLB”) stock, which is required for continued membership, of $4.2 million and $2.6 million, respectively. These investments are carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2015 and December 31, 2014 are presented in the following table:

	December 31,
	2015			2014
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$63,085	$6,300	$69,385	$56,490	$7,668	$64,158
Residential - first lien	89,649	93,339	182,988	58,904	29,389	88,293
Residential - junior lien	15,098	12,379	27,477	11,006	8,295	19,301
Total residential real estate	104,747	105,718	210,465	69,910	37,684	107,594
Commercial - owner occupied	94,393	36,722	131,114	85,824	27,002	112,826
Commercial - non-owner occupied	122,304	59,057	181,361	100,589	23,369	123,958
Total commercial real estate	216,696	95,779	312,475	186,413	50,371	236,784
Total real estate loans	384,528	207,797	592,325	312,813	95,723	408,536
Commercial loans and leases	124,981	38,443	163,424	113,176	26,493	139,669
Consumer	1,302	2,951	4,253	1,485	3,227	4,712
Total loans	$510,811	$249,191	$760,002	$427,474	$125,443	$552,917

There were $49.7 million and $42.9 million in loans held for sale at December 31, 2015 and December 31, 2014, respectively.

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

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2015 and 2014:

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	(23)	(12)	-	(82)	(825)	(5)	(947)
Recoveries	-	3	1	-	318	52	4	378
Provision for credit losses	91	48	3	149	(70)	1,501	114	1,836
Ending balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,160	$-	$1,160
collectively evaluated for impairment	257	289	40	262	621	1,799	30	3,298
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	48	75	123
collectively evaluated for impairment	8	11	7	47	107	87	21	288
Loans:
Legacy Loans:
Ending balance	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811
individually evaluated for impairment	-	631	63	-	2,838	5,086	-	8,618
collectively evaluated for impairment	63,085	89,018	15,035	94,393	119,466	119,895	1,302	502,193
Acquired Loans:
Ending balance	6,300	93,339	12,379	36,722	59,057	38,443	2,951	249,191
individually evaluated for impairment	-	363	-	232	151	1,728	150	2,624
collectively evaluated for impairment	6,300	92,976	12,379	36,490	58,906	36,715	2,801	246,565

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	(160)	(2,054)	(5)	(2,219)
Recoveries	-	1	-	-	4	55	-	60
Provision for credit losses	52	71	21	29	177	2,901	4	3,255
Ending balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$60	$-	$-	$-	$-	$483	$-	$543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168
Loans:
Legacy Loans:
Ending balance	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	6,260	19,525	7,539	37,519	33,021	18,745	2,834	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	6,260	19,114	7,482	37,519	33,021	18,340	2,742	124,478

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,085	$89,081	$15,035	$94,393	$119,637	$121,288	$1,302	$503,820
Special mention	-	-	-	-	-	614	-	614
Substandard	-	410	-	-	2,073	7	-	2,490
Doubtful	-	158	63	-	594	3,072	-	3,887
Total	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Not classified	$6,300	$92,975	$12,379	$36,484	$58,393	$36,731	$2,801	$246,063
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	-	-	519
Doubtful	-	364	-	238	145	1,712	150	2,609
Total	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$55,346	$58,439	$10,932	$85,580	$97,889	$111,312	$1,485	$420,983
Special mention	-	-	-	-	-	-	-	-
Substandard	1,144	465	74	244	2,700	1,864	-	6,491
Doubtful	-	-	-	-	-	-	-	-
Total	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Not classified	$6,260	$18,567	$7,482	$37,519	$33,021	$18,340	$2,742	$123,931
Special mention	-	-	-	-	-	-	-	-
Substandard	-	546	-	-	-	-	-	546
Doubtful	-	412	57	-	-	405	92	966
Total	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,070	$89,319	$15,034	$94,141	$121,094	$120,025	$1,301	$503,983
Accruing loans past due:
31-59 days past due	-	-	1	252	-	24	1	278
60-89 days past due	-	-	-	-	-	725	-	725
Greater than 90 days past due	15	-	-	-	445	-	-	460
Total past due	15	-	1	252	445	749	1	1,463

Non-accrual loans	-	330	63	-	765	4,207	-	5,365

Total loans	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Accruing loans current	$5,924	$91,936	$12,290	$35,574	$58,369	$36,568	$2,765	$243,426
Accruing loans past due:
31-59 days past due	67	89	59	73	337	-	11	636
60-89 days past due	309	10	-	607	200	-	23	1,149
Greater than 90 days past due	-	941	30	236	-	147	2	1,356
Total past due	376	1,040	89	916	537	147	36	3,141
Non-accrual loans	-	363	-	232	151	1,728	150	2,624
Total loans	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$55,346	$58,122	$10,932	$85,824	$100,439	$108,451	$1,480	$420,594
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	5	5
60-89 days past due	-	316	74	-	-	2,816	-	3,206
Greater than 90 days past due	-	158	-	-	150	244	-	552
Total past due	-	474	74	-	150	3,060	5	3,763
Non-accrual loans	1,144	308	-	-	-	1,665	-	3,117
Total loans	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474

Acquired Loans:
Accruing loans current	$5,982	$18,867	$7,430	$37,519	$33,021	$17,990	$2,742	$123,551
Accruing loans past due:
31-59 days past due	-	247	52	-	-	54	-	353
60-89 days past due	-	-	-	-	-	24	-	24
Greater than 90 days past due	278	-	-	-	-	327	-	605
Total past due	278	247	52	-	-	405	-	982
Non-accrual loans	-	411	57	-	-	350	92	910
Total loans	$6,260	$19,525	$7,539	$37,519	$33,021	$18,745	$2,834	$125,443

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $9.8 million or 1.3% of total loans outstanding at December 31, 2015, an increase from the total of $5.2 million or 0.9% of total loans outstanding at December 31, 2014.

The impaired loans for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$631	$63	$-	$2,838	$5,086	$-	$8,618
With an allowance recorded	-	-	-	-	-	1,160	-	1,160
With no related allowance recorded	-	631	63	-	2,838	3,926	-	7,458

Related allowance	-	-	-	-	-	1,160	-	1,160

Unpaid principal	-	631	63	-	2,838	5,086	-	8,618

Average balance of impaired loans	-	622	74	-	3,417	7,198	-	11,311
Interest income recognized	-	29	-	-	119	284	-	432

Acquired Loans:
Recorded investment	$-	$363	$-	$232	$151	$1,728	$150	$2,624
With an allowance recorded	-	-	-	-	-	48	75	123
With no related allowance recorded	-	363	-	232	151	1,680	75	2,501

Related allowance	-	-	-	-	-	48	75	123

Unpaid principal	-	426	-	402	302	2,742	150	4,022

Average balance of impaired loans	-	444	-	197	63	901	106	1,711
Interest income recognized	-	8	-	8	-	3	6	25

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$1,144	$308	$-	$-	$2,700	$2,073	$-	$6,225
With an allowance recorded	334	-	-	-	-	690	-	1,024
With no related allowance recorded	810	308	-	-	2,700	1,383	-	5,201

Related allowance	60	-	-	-	-	483	-	543

Unpaid principal	1,144	308	-	-	2,700	2,127	-	6,279

Average balance of impaired loans	1,108	329	-	-	2,713	2,558	-	6,708
Interest income recognized	37	18	-	-	166	167	-	388

Acquired Loans:
Recorded investment	$-	$411	$57	$-	$-	$405	$92	$965
With an allowance recorded	-	-	57	-	-	55	-	112
With no related allowance recorded	-	411	-	-	-	350	92	853

Related allowance	-	-	30	-	-	55	-	85

Unpaid principal	-	565	83	-	530	825	327	2,330

Average balance of impaired loans	-	568	83	-	560	829	379	2,419
Interest income recognized	-	-	-	-	-	-	-	-

Included in the total impaired loans above were non-accrual loans of $8.0 million and $4.0 million at December 31, 2015 and 2014, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $345 thousand, $187 thousand and $154 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table outlines the acquired impaired loans at December 31, 2015:

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$539	$-	$-	$-	$539
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	539	-	-	-	539
Accretable yield	-	-	-	20	-	-	-	20
Loan receivable	$-	$-	$-	$519	$-	$-	$-	$519

Doubtful
Contractual payment receivable	$-	$426	$-	$403	$302	$2,742	$-	$3,873
Non-Accretable adjustment	-	18	-	125	125	793	-	1,061
Cash flow expected	-	408	-	278	177	1,949	-	2,812
Accretable yield	-	44	-	40	32	237	-	353
Loan receivable	$-	$364	$-	$238	$145	$1,712	$-	$2,459

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$553	$-	$-	$-	$-	$-	$553
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	553	-	-	-	-	-	553
Accretable yield	-	7	-	-	-	-	-	7
Loan receivable	$-	$546	$-	$-	$-	$-	$-	$546

Doubtful
Contractual payment receivable	$-	$565	$83	$-	$530	$825	$328	$2,331
Non-Accretable adjustment	-	50	11	-	530	329	198	1,118
Cash flow expected	-	515	72	-	-	496	130	1,213
Accretable yield	-	103	15	-	-	91	38	247
Loan receivable	$-	$412	$57	$-	$-	$405	$92	$966

The Company transferred in 2015 and 2014 one loan totaling $625 thousand and one loan totaling $95 thousand, respectively, net of reserves to other real estate owned (“OREO”). Management routinely evaluates OREO based upon periodic appraisals. In 2015 the Bank recorded an additional valuation allowance of $736 thousand in non-interest expense. In 2014 no valuation allowance was recorded and in 2013, the Bank recorded a valuation allowance of $347 thousand in non-interest expense for properties whose current appraised value was less than the carrying amount.

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

The trouble debt restructured loans (“TDRs”) at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	-	-	1	7	7
Consumer	1	150	-	-	150
	2	$744	3	$2,381	$3,125

	December 31, 2014
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$308	-	$-	$308
Commercial loans	6	723	1	226	949
	7	$1,031	1	$226	$1,257

A summary of TDR modifications outstanding and performance under modified terms is as follows:

	December 31, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate (RE) - first lien
Forbearance	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Extension or other modification	-	7	7
Consumer
Extension or other modification	150	-	150
Total trouble debt restructure loans	$744	$2,381	$3,125

	December 31, 2014
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate - first lien
Forbearance	$308	$-	$308
Commercial loans
Forbearance	723	-	723
Extension or other modification	-	226	226
Total trouble debt restructure loans	$1,031	$226	$1,257

There were four loans restructured in 2015 while two loans were restructured in 2014. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these credits.

Note 8: Goodwill and Other Intangible Assets

In the third quarter 2015 the Company initially recorded $1.1 million in goodwill relating to the Patapsco Bancorp acquisition. Subsequently, in the fourth quarter 2015 goodwill was adjusted to reflect the finalization of valuations for certain assets and liabilities associated with the filing of Patapsco Bancorp’s final income tax returns. Goodwill is evaluated for impairment annually as of September 30 of each year or as events occur or circumstances change that would more-likely-than-not reduce the fair value below the carrying amount. Fair value is determined by using discounted cash flow analyses. Carrying value is determined using an equity allocation methodology considering both regulatory risk-based capital and tangible equity relative to tangible assets.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at December 31, 2015. There was no goodwill at December 31, 2014.

December 31
(in thousands)	2015
Goodwill
Banking	$603

Core deposit intangible is premiums paid for the acquisitions of core deposits, and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$637	$2,903	7.61

	December 31, 2014			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$1,566	$175	$1,391	8.59

In 2015 the Bank recorded an additional $2.0 million in additional core deposit intangible associated with the Patapsco Bancorp acquisition. During 2014, we acquired additional core deposit intangible totaling $513 thousand for the Havre de Grace branch acquisition, and $677 thousand for the NBRS acqusition.

Estimated future amortizing expense for amortization intangibles within the years ending December 31, are as follows:

(in thousands)
2016	$655
2017	506
2018	396
2018	314
2020	269
Thereafter	763
Total amortizing intangible assets	$2,903

Note 9: Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2015	2014
Land	$4,516	$2,850
Building and leasehold improvements	15,664	9,002
Furniture and equipment	5,065	3,823
Software	227	200
	25,472	15,875
Less: accumulated depreciation and amortization	4,707	3,753
Net premises and equipment	$20,765	$12,122

Depreciation and amortization expense for premises and equipment were $814 thousand, $734 thousand and $599 thousand for the years ended December 31, 2015, 2014 and 2013, respectively

The Company occupies banking and office space in 22 locations, 13 of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 20 years and provide for one or more renewal options. Rent expense applicable to operating leases amounted to $2.0 million, $1.4 million and $903 thousand for the years ended December 31, 2015, 2014 and 2013, respectively. Rental income from owned properties and subleases totaled $309 thousand, $307 thousand and $256 thousand for the years ended December 31, 2015, 2014 and 2013, respectively

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2016	$1,825
2017	1,768
2018	1,790
2019	1,483
2020	1,172
Thereafter	4,255
Total minimum lease payments	$12,293

Note 10: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2015			2014
			Weighted			Weighted
		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$173,689	23%	-%	$142,727	26%	-%
Interest-bearing checking	54,014	7	0.21	49,988	9	0.24
Money market accounts	230,661	31	0.47	140,426	25	0.47
Savings	51,989	7	0.18	31,354	6	0.19
Certificates of deposit $100,000 and over	142,599	19	0.86	108,904	19	1.20
Certificates of deposit under $100,000	94,456	13	0.61	80,640	15	0.52
Total deposits	$747,408	100%	0.55%	$554,039	100%	0.61%

As of December 31, 2015 and December 31, 2014, time deposit accounts in excess of $250 thousand totaled $15.8 million and $18.7 million, respectively.

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2016	$157,206
2017	41,580
2018	14,502
2019	9,539
2020	14,228
Total time deposits	$237,055

Interest expense on deposits for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013 was as follows

	December 31,
(in thousands)	2015	2014	2013
Interest-bearing checking	$101	$83	$69
Savings and money market	880	581	368
Certificates of deposit $100,000 and over	1,086	917	719
Certificates of deposit under $100,000	544	498	500
Total	$2,611	$2,079	$1,656

Note 11: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and FHLB advances with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2015 and December 31, 2014 is presented below:

	December 31,
	2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	$69,121	0.44%	$48,628	0.23%
Average for the year	$46,893	0.33%	$39,326	0.27%
Maximum month-end balance	$69,121		$51,956

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2015 and 2014 there were $15.7 million and $23.8 million, respectively, in borrowings under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $203.5 million on a line of credit arrangement with the FHLB. At December 31, 2015 and 2014 there were $78.5 million and $43.0 million, respectively, in advances outstanding under this arrangement. Total loans pledged as collateral towards short and long term borrowing was $248.6 million at December 31, 2015.

Note 12: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

	December 31,
(in thousands)	2015	2014
Federal Home Loan Bank Advances
0.62% Due 2016 [1]	$-	$2,000
0.98% Due 2016 [1]	-	5,000
0.44% Due 2016 [1]	-	2,000
1.46% Due 2017 [1]	2,500	2,500
1.12% Due 2017 [1]	2,500	2,500
0.87% Due 2017 [1]	3,000	-
0.84% Due 2017 [1]	4,000	-
3.25% Due 2017 [2]	6,236	-
1.88% Due 2018 [1]	2,500	2,500
1.62% Due 2018 [1]	2,500	2,500
2.59% Due 2018 [3]	3,100	-
Junior subordinated debentures
2.09% Due 2035 [4]	3,371	-
Total long-term borrowings	$29,707	$19,000

(1)	Fixed rate advances
(2)	Fixed rate hybrid advances
(3)	Convertible to three-month LIBOR at the option of the FHLB. It is convertible on a quarterly basis upon written notice from the FHLB.
(4)	Junior subordinated debt. Interest adjust quarterly at the rate of three month LIBOR plus 1.48%

Note 13: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2015	2014	2013

Current federal income tax	$3,998	$1,001	$780
Current state income tax	(15)	27	159
Deferred federal income tax	(2,832)	5,513	27
Deferred state income tax	(178)	312	18
Total income tax expense	$973	$6,853	$984

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2015	2014	2013
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax expense	5.9	5.3	4.0
Bank owned life insurance	(6.5)	(0.7)	(3.3)
Acqusition related costs	10.7	-	-
Other, net	1.9	1.1	(1.3)
Effective tax rate	46.0%	39.7%	33.4%

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2015	2014
Deferred tax assets:
Net operating loss	$1,227	$-
Allowance for credit losses	1,298	621
Valuation on foreclosed real estate	1,126	836
Supplemental executive benefit plans	547	247
Stock-based compensation	34	86
Deferred loan fees and costs, net	111	185
Unrealized loss on securities	19	10
Other assets	282	65
Total deferred tax assets	4,644	2,050
Deferred tax liabilities:
Acquisition activity	5,344	6,259
Fair value	741	343
Depreciation and amortization	226	134
Total deferred tax liabilities	6,311	6,736
Net deferred tax liabilities	$(1,667)	$(4,686)

Note 14: Related Party Loans

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests at are presented below.

	December 31,
(in thousands)	2015	2014
Balance January 1	$13,873	$18,620
Additions	6,034	2,215
Change in director status	(3,035)	(2,456)
Repayments	(2,543)	(4,506)
Balance December 31	$14,329	$13,873

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2015 and December 31, 2014 were $1.2 million and $1.6 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties.

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2015	2014

Unfunded loan commitments	$95,009	$64,375
Unused lines of credit	72,664	50,889
Letters of credit	7,848	12,397

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

Note 16: Stock Options and Other Equity Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2015 and 2014, the Company issued 7,163 and 5,358 shares of stock, respectively, to directors as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the years ended:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	264,652	$11.75	387,101	$11.19
Granted	-	-	-	-
Exercised	(62,287)	10.48	(4,139)	8.79
Forfeited	(64,902)	11.83	(118,310)	10.02
Balance at period end	137,463	$12.30	264,652	$11.75
Exercisable at period end	137,463	$12.30	264,652	$11.75
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.24 on December 31, 2015 the options outstanding had an aggregate intrinsic value of $185 thousand.

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

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	33,330	$6.89	50,000	$6.89
Granted	-	-	-	-
Vested	(18,336)	6.89	(10,002)	6.91
Forfeited	(6,664)	6.85	(6,668)	6.85
Balance at period end	8,330	$6.92	33,330	$6.89

At December 31, 2015, based on restricted stock awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested restricted stock awards was $14 thousand. This expense is expected to be recognized in 2016.

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

During 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

In 2014, 44,500 RSUs were granted, with 19,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 25,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	44,500	$11.21	-	$-
Granted	73,500	14.00	44,500	11.21
Vested	(19,836)	11.64	-	-
Forfeited	(23,336)	(12.84)	-	-
Balance at period ended	74,828	$13.23	44,500	$11.21

At December 31, 2015, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $832 thousand. This expense is expected to be recognized through 2018.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and RSUs of $375 thousand as well as $95 thousand for director compensation paid in stock for the year ended December 31, 2015; RSUs of $226 thousand as well as $54 thousand for director compensation paid in stock for the year ended December 31, 2014; and stock-based compensation expense $123 thousand during 2013.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were no stock options granted in 2015 or 2014. The Company estimated expected market price volatility and expected term of the options based on historical data and other factors.

Note 17: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $520 thousand, $301 thousand and $147 thousand, respectively, for the years ended December 31, 2015, 2014 and 2013. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $90 thousand and $625 thousand for 2015 and 2014, respectively.

Note 18: Income per Common Share

The table below shows the presentation of basic and diluted income (loss) per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Net income (loss)	$1,142	$10,412	$1,961
Preferred stock dividends	(126)	(126)	(165)
Net income (loss) available to common shareholders (numerator)	$1,016	$10,286	$1,796
BASIC
Basic average common shares outstanding (denominator)	6,160,005	4,073,077	4,036,291
Basic income (loss) per common share	$0.16	$2.53	$0.44
DILUTED
Average common shares outstanding	6,160,005	4,073,077	4,036,291
Dilutive effect of common stock equivalents	101,556	81,203	40,179
Diluted average common shares outstanding (denominator)	6,261,561	4,154,280	4,076,470
Diluted income (loss) per common share	$0.16	$2.48	$0.44

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	78,861	110,463	479,971

Note 19: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The Company will become subject to the final rule as administered by the Federal Reserve Board if and when the Company reaches $1 billion in total consolidated assets. The final rule creates a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposes a minimum leverage ratio of 4.0%, and changes the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment. The Bank has elected to permanently opt out of this treatment in our capital calculations, as permitted by the final rule.

The final rule will limit Howard Bank’s capital distributions and certain discretionary bonus payments if Howard Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In addition, under revised prompt corrective action requirements effective January 1, 2015, in order to be considered “well-capitalized,” Howard Bank must have a CET1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater.

There are two main categories of capital under the regulatory capital guidelines. Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

Management believes that, as of December 31, 2015 and 2014, the Bank met all capital adequacy requirements to which it is subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total capital (to risk-weighted assets)
Howard Bank	$87,860	11.07%	$63,482	8.00%	$79,353	10.00%
Howard Bancorp	$95,737	12.09%	$63,370	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$35,709	4.50%	$51,579	6.50%
Howard Bancorp	$90,868	11.47%	$35,646	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$47,612	6.00%	$63,482	8.00%
Howard Bancorp	$90,868	11.47%	$47,528	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$82,991	9.04%	$36,703	4.00%	$45,879	5.00%
Howard Bancorp	$90,868	9.90%	$36,710	4.00%	N/A
As of December 31, 2014:
Total capital (to risk-weighted assets)
Howard Bank	$61,393	10.69%	$45,932	8.00%	$57,415	10.00%
Howard Bancorp	$61,811	10.73%	$46,067	8.00%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$57,791	10.07%	$22,966	4.00%	$34,449	6.00%
Howard Bancorp	$58,208	10.11%	$23,033	4.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$57,791	8.54%	$27,073	4.00%	$33,842	5.00%
Howard Bancorp	$58,208	8.60%	$27,072	4.00%	N/A

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Valuation losses due to reductions in appraised values on OREO of $736 thousand, $0 and $347 thousand were recognized for years ended December 31, 2015, 2014 and 2013, respectively. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2015 and December 31, 2014.

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$48,422	$-	$48,422	$-
Mortgage-backed securities	57	-	57	-
Other investments	1,094	-	1,094	-
Loans held for sale	49,677	-	49,677	-
Rate lock commitments	508	-	508	-

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$36,981	$-	$36,981	$-
U.S. Government treasuries	3,997	-	3,997	-
Mortgage-backed securities	101	-	101	-
Loans held for sale	42,881	-	42,881	-
Rate lock commitments	342	-	342	-

Assets under fair value option:

December 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$49,677	$48,395	$1,282

December 31, 2014	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,881	$41,668	$1,213

There were no loans held for sale that were nonaccrual or 90 days or more past due and still accruing interest at December 31, 2015. Net gain from the changes included in earnings in fair value of loans held for sale was $69 thousand and $1.2 million at December 31, 2015 and 2014, respectively.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2015 and December 31, 2014. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair of collateral, if applicable.

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	694	-	-	694
Residential - junior lien	364	-	-	364
Commercial - owner occupied	232	-	-	232
Commercial - non-owner occupied	2,989	-	-	2,989
Commercial loans and leases	5,604	-	-	5,604
Consumer	75	-	-	75

December 31, 2014		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,472	$-	$-	$2,472
Impaired loans:
Construction and land	1,084	-	-	1,084
Residential - first lien	719	-	-	719
Residential - junior lien	27	-	-	27
Commercial - owner occupied	-	-	-	-
Commercial - non-owner occupied	2,700	-	-	2,700
Commercial loans and leases	1,940	-	-	1,940
Consumer	92	-	-	92

At December 31, 2015 OREO consisted of an outstanding balance of $5.2 million, less valuation allowance of $2.9 million. At December 31, 2014 OREO consisted of an outstanding balance of $4.6 million, less valuation allowance of $2.1 million. Related allowance on impaired loans for the year ended 2015 and 2014 were $1.3 million and $0.6 million, respectively.

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

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” December 31, 2015 and 2014. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value:

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

The following table presents the estimated fair value of the Company’s financial instruments for the periods indicated:

	December 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$49,573	$49,573	$-	$49,573	$-
Nonmarketable equity securities	4,163	4,163	-	4,163	-
Loans held for sale	49,677	49,677	-	49,677	-
Rate lock commitments	508	508	-	508	-
Loans and leases	755,133	760,562	-	-	760,562
Financial Liabilities
Deposits	747,408	747,938	-	-	747,938
Short-term borrowings	69,121	69,121	-	69,121	-
Long-term borrowings	29,707	29,911	-	29,911	-

	December 31, 2014
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$41,079	$41,079	$-	$41,079	$-
Nonmarketable equity securities	2,571	2,571	-	2,571	-
Loans held for sale	42,881	42,881	-	42,881	-
Rate lock commitments	342	342	-	342	-
Loans and leases	549,315	547,825	-	-	547,825
Financial Liabilities
Deposits	554,039	554,660	-	-	554,660
Short-term borrowings	48,628	48,628	-	48,628	-
Long-term borrowings	19,000	19,055	-	19,055	-

Note 22: Parent Company Financial Information

The condensed financial statement for Bancorp (Parent Only) is presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2015	2014
ASSETS
Cash and cash equivalents	$12,432	$1,356
Securities available-for-sale, at fair value	100	-
Investment in subsidiaries	85,049	59,166
Other assets	141	71
Total assets	$97,722	$60,593
LIABILITIES
Short-term borrowings	$890	$874
Long-term borrowings	3,371	-
Other Liabilities	562	76
Total liabilities	4,823	950
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01
(liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015 and December 31, 2014	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and
outstanding 6,962,139 shares at December 31, 2015 and 4,145,547 at December 31, 2014	70	41
Capital surplus	70,587	38,360
Retained earnings	9,712	8,696
Accumulated other comprehensive loss	(32)	(16)
Total shareholders’ equity	92,899	59,643
Total liabilities and shareholders’equity	$97,722	$60,593

Statements of Operations

	December 31,
(in thousands)	2015	2014	2013
INTEREST INCOME
Interest on securities	$-	$-	$-
Interest and fees on loans	-	-	11
Other interest income	4	-	-
INTEREST EXPENSE
Short-term borrowings	6	6	5
Long-term borrowings	46	-	-
NET INTEREST EXPENSE	(48)	(6)	6
Provision for credit losses	-	-	(3)
Net interest expense after provision for credit losses	(48)	(6)	9
NONINTEREST EXPENSE
Compensation and benefits	339	192	86
Other operating expense	119	228	223
Total noninterest expense	458	420	309
Loss before income tax and equity in undistributed loss of subsidiary	(506)	(426)	(300)
Income tax benefit	(172)	(145)	-
Loss before equity in undistributed income of subsidiary	(334)	(281)	(300)
Equity in undistributed income of subsidiary	1,476	10,693	2,261
Net income	$1,142	$10,412	$1,961
Preferred stock dividends	126	126	165
Net income available to common shareholders	$1,016	$10,286	$1,796

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,142	$10,412	$1,961
Adjustments to reconcile net income to net cash used by operating activities:
Provision for credit losses	-	-	(3)
Deferred income taxes (benefits)	519	1	-
Share-based compensation	436	246	124
Equity in undistributed income of subsidiary	(1,476)	(10,693)	(2,245)
Increase in other assets	(86)	(3)	(22)
(Decrease) increase in other liabilities	(33)	4	(109)
Net cash used in operating activities	502	(33)	(294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans outstanding	-	-	250
Purchase of investment securities available-for-sale	(100)	-	-
Cash and cash equivalents of acquisition	10,064	-	-
Cash paid for acquisition	(2,015)	-	-
Investment in subsidiary	(24,407)	(750)	(8,500)
Net cash used in investing activities	(16,458)	(750)	(8,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) increase in short-term borrowings	16	(107)	605
Proceeds from issuance of long-tern debt	3,371	-	-
Net proceeds from issuance of common stock, net of cost	23,771	507	-
Cash dividends on preferred stock	(126)	(126)	(165)
Net cash provided by financing activities	27,032	274	440
Net increase (decrease) in cash and cash equivalents	11,076	(509)	(8,104)
Cash and cash equivalents at beginning of period	1,356	1,865	9,969
Cash and cash equivalents at end of period	$12,432	$1,356	$1,865

Note 23: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2015 and December 31, 2014:

	2015
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$9,950	$8,489	$7,484	$7,426
Interest expense	920	808	685	659
Net interest income	9,030	7,681	6,799	6,767
Provision for loan losses	821	230	535	250
Noninterest income	2,883	3,257	3,438	2,349
Noninterest expense	10,378	11,600	8,440	7,835
Net income before income taxes	714	(892)	1,262	1,031
Income tax expenses	226	(106)	471	382
Net income	488	(786)	791	649
Preferred stock dividends	32	31	31	32
Net income available to common shareholders	$456	$(817)	$760	$617

Net income per common share, basic	$0.07	$(0.13)	$0.16	$0.15
Net income per common share, diluted	$0.06	$(0.13)	$0.15	$0.15

	2014
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$7,207	$5,813	$5,397	$4,943
Interest expense	671	648	568	515
Net interest income	6,536	5,165	4,829	4,428
Provision for loan losses	686	2,068	325	176
Noninterest income	18,399	2,175	2,059	623
Noninterest expense	8,891	4,961	5,349	4,493
Net income before income taxes	15,358	311	1,214	382
Income tax expenses	6,185	75	477	116
Net income	9,173	236	737	266
Preferred stock dividends	32	31	32	31
Net income available to common shareholders	$9,141	$205	$705	$235

Net income per common share, basic	$2.23	$0.05	$0.17	$0.06
Net income per common share, diluted	$2.18	$0.05	$0.17	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

No changes in the Company’s internal control over financial reporting occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, is effective.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics (conduct) that applies to all of its employees and a separate code of ethics (conduct) that applies to its non-employee directors. These codes of conduct are available on the Company’s Internet Web site at www.howardbank.com. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors,” “Committees and Meetings of the Board of Directors; Corporate Governance,” “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 25, 2016 (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information included under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Directors, Officers and Certain Beneficial Owners” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the information included under the captions “Fees to Independent Registered Public Accounting Firm” and “Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to;
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
2.2	Purchase and Assumption Agreement, dated as of October 17, 2014, by and among the Federal Deposit Insurance Corporation, Receiver of NBRS Financial Bank, the Federal Deposit Insurance Corporation and Howard Bank	Exhibit 2.1 of the Company's Form 8-K filed on October 23, 2014
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed March 4, 2015
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Form of Certificate for the Series AA Preferred Stock	Exhibit 4.2 of the Company's Form S-1 filed November 28, 2011
10.1*	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.3*	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4*	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.9	Securities Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant to Howard Bancorp’s participation in SBLF	Exhibit 10.9 of the Company's Form S-1 filed November 28, 2011
10.10	Letter Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. with respect to Howard Bancorp’s repurchase of outstanding Series A and Series B Stock issued pursuant to TARP	Exhibit 10.10 of the Company's Form S-1 filed November 28, 2011
10.11*	Employment Agreement between Howard Bank and Dennis E. Finnegan Dated December 16, 2014	Exhibit 10.11 to the Company’s Form 10-K filed March 27, 2015
10.12	Form of Investment Agreement, dated March 2, 2015, between Howard Bancorp, Inc. and certain investors	Exhibit 10.10 of the Company's Form 8-K filed on March 3, 2015
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.21*	Employment Agreement between Howard Bank and Robert A. Altieri dated April 30, 2013	Exhibit 10.21 to the Company’s Form 10-Q filed August 14, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.26	Branch Purchase and Assumption Agreement between NBRS Financial Bank and Howard Bank dated April 24, 2014	Exhibit 10.26 of the Company’s Form 8-K filed on April 29, 2014
10.27*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
21	Subsidiaries of the Registrant	Exhibit 21 of the Company's Form S-1/A filed February 13, 2012

Exhibit No.	Description	Filed herewith

10.28*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 ammended January 19, 2016
10.29*	Employment Agreement between Howard Bank and Robert A. Altieri dated September 30, 2014
23	Consent of Stegman & Company
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
101.INS XBRL Instance File
101.SCH XBRL Schema File
101.CAL XBRL Calculation File
101.DEF XBRL Definition File
101.LAB XBRL Label File
101.PRE XBRL Presentation File

* Management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.
March 30, 2016	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 30, 2016
Mary Ann Scully	Officer, Chairman (Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 30, 2016
George C. Coffman	(Principal Accounting and Financial Officer)

/s/ Richard G. Arnold	Director	March 30, 2016
Richard G. Arnold

/s/ Nasser Basir	Director	March 30, 2016
Nasser Basir

/s/ Gary R. Bozel	Director	March 30, 2016
Gary R. Bozel

/s/ Andrew E. Clark	Director	March 30, 2016
Andrew E. Clark

/s/ Robert J. Hartson	Director	March 30, 2016
Robert J. Hartson

/s/ John J. Keenan	Director	March 30, 2016
John J. Keenan

/s/ Paul I. Latta, Jr.	Director	March 30, 2016
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 30, 2016
Kenneth C. Lundeen

/s/ Karen D. McGraw	Director	March 30, 2016
Karen D. McGraw

/s/ Richard J. Morgan	Director	March 30, 2016
Richard J. Morgan

/s/ Thomas P. O’Neill	Director	March 30, 2016
Thomas P. O’Neill

/s/ Donna Hill Staton	Director	March 30, 2016
Donna Hill Staton

/s/ Robert W. Smith, Jr.	Director	March 30, 2016
Robert W. Smith, Jr.

