Form 10-Q
period 2016-03-31
Howard Bancorp Inc
filed 2016-05-12
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of common stock outstanding as of April 30, 2016.

Common Stock, $0.01 par value – 6,967,883 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers, continuing to increase our originations of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit; and
•	future cash requirements relating to commitments to extend credit.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	loss of key personnel; and
•	other risks discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands)	2016	2015
ASSETS
Cash and due from banks	$50,725	$31,818
Federal funds sold	4,246	6,522
Total cash and cash equivalents	54,971	38,340
Securities available-for-sale, at fair value	70,150	49,573
Nonmarketable equity securities	3,849	4,163
Loans held for sale, at fair value	40,027	49,677
Loans and leases, net of unearned income	774,229	760,002
Allowance for credit losses	(5,256)	(4,869)
Net loans and leases	768,973	755,133
Bank premises and equipment, net	20,758	20,765
Goodwill	603	603
Core deposit intangible	2,726	2,903
Bank owned life insurance	20,899	18,548
Other real estate owned	2,369	2,369
Interest receivable and other assets	5,113	4,685

Total assets	$990,438	$946,759
LIABILITIES
Noninterest-bearing deposits	$177,621	$173,689
Interest-bearing deposits	625,555	573,719
Total deposits	803,176	747,408
Short-term borrowings	50,149	69,121
Long-term borrowings	36,185	29,707
Deferred tax liability	1,572	1,667
Accrued expenses and other liabilities	5,410	5,957
Total liabilities	896,492	853,860
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at March 31, 2016 and December 31, 2015	12,562	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,964,918 shares at March 31, 2016 and 6,962,139 at December 31, 2015	70	70
Capital surplus	70,698	70,587
Retained earnings	10,615	9,712
Accumulated other comprehensive income (loss)	1	(32)

Total shareholders’ equity	93,946	92,899

Total liabilities and shareholders’equity	$990,438	$946,759

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2016	2015
INTEREST INCOME
Interest and fees on loans	$9,507	$7,358
Interest and dividends on securities	72	55
Other interest income	33	13
Total interest income	9,612	7,426
INTEREST EXPENSE
Deposits	775	577
Short-term borrowings	65	29
Long-term borrowings	129	53
Total interest expense	969	659
NET INTEREST INCOME	8,643	6,767
Provision for credit losses	385	250
Net interest income after provision for credit losses	8,258	6,517
NONINTEREST INCOME
Service charges on deposit accounts	160	216
Realized and unrealized gains on mortgage banking activity	1,550	1,372
Income from bank owned life insurance	151	86
Loan fee income	776	468
Other operating income	215	207
Total noninterest income	2,852	2,349
NONINTEREST EXPENSE
Compensation and benefits	4,584	3,850
Occupancy and equipment	1,614	975
Amortization of core deposit intangible	177	83
Marketing and business development	723	628
Professional fees	358	345
Data processing fees	367	390
Merger and restructuring	-	406
FDIC Assessment	208	90
Loan production expense	823	345
Other operating expense	822	723
Total noninterest expense	9,676	7,835
INCOME BEFORE INCOME TAXES	1,434	1,031
Income tax expense	474	382
NET INCOME	$960	$649
Preferred stock dividends	57	31
Net income available to common shareholders	$903	$618
NET INCOME PER COMMON SHARE
Basic	$0.13	$0.15
Diluted	$0.13	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2016	2015
Net Income	$960	$649
Other comprehensive income
Investments available-for-sale:
Unrealized holding gains	55	48
Related income tax expense	(22)	(19)
Comprehensive income	$993	$678

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/loss	Total

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	649	-	649
Net unrealized gain on securities	-	-	-	-	-	29	29
Dividends paid on preferred stock	-	-	-	-	(31)	-	(31)
Issuance of common stock:
Stock awards	-	2,086	-	24	-	-	24
Stock-based compensation	-	-	-	70	-	-	70
Balances at March 31, 2015	$12,562	4,147,633	$41	$38,454	$9,314	$13	$60,384

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	960	-	960
Net unrealized gain on securities	-	-	-	-	-	33	33
Dividends paid on preferred stock	-	-	-	-	(57)	-	(57)
Issuance of common stock:
Stock awards	-	2,779	-	33	-	-	33
Stock-based compensation	-	-	-	78	-	-	78
Balances at March 31, 2016	$12,562	6,964,918	$70	$70,698	$10,615	$1	$93,946

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$960	$649
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	385	250
Deferred income tax benefit	(145)	(504)
Depreciation	305	213
Stock-based compensation	111	94
Net amortization of investment securities	(11)	(2)
Net amortization of intangible asset	177	83
Loans originated for sale	(110,325)	(123,589)
Proceeds from sale of loans originated for sale	121,526	118,683
Realized and unrealized gains on mortgage banking activity	(1,550)	(1,372)
Cash surrender value of BOLI	(151)	(86)
(Decrease) increase in interest receivable	(216)	35
Increase in interest payable	39	14
Decrease (increase) in other assets	80	(2,021)
Decrease in other liabilities	(534)	(703)
Net cash provided by (used in) operating activities	10,651	(8,256)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(40,528)	(8,499)
Proceeds from maturities of investment securities available-for-sale	20,014	19,017
Net increase in loans and leases outstanding	(14,225)	(17,534)
Purchase of bank owned life insurance	(2,200)	-
Purchase of premises and equipment	(297)	(189)
Net cash used in investing activities	(37,236)	(7,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	3,931	(5,440)
Net increase in interest-bearing deposits	51,836	32,056
Net decrease in short-term borrowings	(18,972)	(7,595)
Proceeds from issuance of long-term debt	8,978	500
Repayment of long-term debt	(2,500)	-
Cash dividends on preferred stock	(57)	(31)
Net cash provided by financing activities	43,216	19,490

Net increase in cash and cash equivalents	16,631	4,029
Cash and cash equivalents at beginning of period	38,340	24,517
Cash and cash equivalents at end of period	$54,971	$28,546
SUPPLEMENTAL INFORMATION
Cash payments for interest	$930	$645
Cash payments for income taxes	-	-
Transferred from loans to other real estate owned	-	-

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities, and the fair value of loans held for sale.

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

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

New Accounting Pronouncements

The FASB has issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The purpose of the update is to simplify the accounting for share-based payment transactions, including the income tax consequences of these transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits and deficiencies impact shareholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provision of this update becomes effective for interim and annual periods beginning after December 15, 2016. The adoption of this guidance is not expected to be material to the Company’s financial position, results of operations or cash flows.

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on the balance sheet by lessees and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

The FASB has issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The amendment allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The amendment also requires public companies to use exit prices to measure the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement; it eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, to present in other comprehensive income changes in fair value due to changes in instrument-specific credit risk. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update eliminates the requirement to retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. These adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The update also requires the nature of and reason for the business combination, to be disclosed in the consolidated financial statements. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate this amendment but does not believe it will have a material impact on its financial position or results of operations.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company will evaluate the amendments in this update but does not believe they will have a material impact on its financial position or results of operations.

Note 2: Business Combinations

Patapsco Bancorp Acquisition

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp, Inc. through the merger of Patapsco Bancorp, the parent company of The Patapsco Bank, with and into Bancorp pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp. As a result of the merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Bancorp common stock, provided that (i) cash was paid in lieu of any fractional shares of Bancorp common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Bancorp common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

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

(in thousands)

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

Pro forma financial information is not provided because amounts are not meaningful to the Company’s consolidated financial statements.

Note 3: Investment Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$68,506	$9	$13	$68,502	$48,467	$-	$45	$48,422
Mortgage-backed	39	2	-	41	54	3	-	57
Other investments	1,600	7	-	1,607	1,100	-	6	1,094
	$70,145	$18	$13	$70,150	$49,621	$3	$51	$49,573

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 are presented below:

March 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$35,001	$13	$-	$-	$35,001	$13
Mortgage-backed	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
	$35,001	$13	$-	$-	$35,001	$13

December 31, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$39,431	$45	$-	$-	$39,431	$45
Mortgage-backed	-	-	-	-	-	-
Other investments	1,000	6	-	-	1,000	6
	$40,431	$51	$-	$-	$40,431	$51

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	March 31, 2016		December 31, 2015
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$66,011	$66,000	$43,465	$43,425
After one through five years	2,495	2,502	5,002	4,997
After five through ten years	39	41	54	57
After ten years	1,600	1,607	1,100	1,094
	$70,145	$70,150	$49,621	$49,573

There were no sales of investment securities during the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, $18.1 million and $22.8 million respectively, in fair value of securities were pledged as collateral for repurchase agreements. No single issuer of securities, except for U.S. Government agency securities had outstanding balances that exceeded ten percent of shareholders’ equity at March 31, 2016.

Note 4: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2016 and December 31, 2015 are presented in the following table:

	March 31, 2016			December 31, 2015
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$63,832	$6,022	$69,854	$63,085	$6,300	$69,385
Residential - first lien	99,525	91,250	190,775	89,649	93,339	182,988
Residential - junior lien	17,813	11,236	29,049	15,098	12,379	27,477
Total residential real estate	117,338	102,486	219,824	104,747	105,718	210,465
Commercial - owner occupied	94,937	34,811	129,748	94,392	36,722	131,114
Commercial - non-owner occupied	122,473	58,351	180,824	122,304	59,057	181,361
Total commercial real estate	217,410	93,162	310,572	216,696	95,779	312,475
Total real estate loans	398,580	201,670	600,250	384,528	207,797	592,325
Commercial loans and leases	132,731	36,235	168,966	124,981	38,443	163,424
Consumer	2,290	2,723	5,013	1,302	2,951	4,253
Total loans	$533,601	$240,628	$774,229	$510,811	$249,191	$760,002

There were $40.0 million in loans held for sale at March 31, 2016 and $49.7 million at December 31, 2015.

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2016 and 2015 and information on the allowance for credit losses by segment at March 31, 2016 and December 31, 2015:

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	-	-	-	-	-	(7)	(11)	(18)
Recoveries	-	-	-	-	2	9	9	20
Provision for credit losses	97	49	9	234	108	(53)	(59)	385
Ending balance	$362	$349	$56	$543	$838	$3,043	$65	$5,256

	March 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-		(13)	(4)	(17)
Recoveries	-	3	-	-	-	1	-	4
Provision for credit losses	(10)	3	-	15	63	173	6	250
Ending balance	$164	$278	$55	$175	$625	$2,527	$15	$3,839

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,159	$-	$1,159
collectively evaluated for impairment	335	307	44	301	713	1,733	32	3,465
Acquired Loans:
individually evaluated for impairment	-	23	-	173	-	39	-	235
collectively evaluated for impairment	27	19	12	69	125	112	33	397
Loans:
Legacy Loans:
Ending balance	$63,832	$99,525	$17,813	$94,937	$122,473	$132,731	$2,290	$533,601
individually evaluated for impairment	-	299	-	-	2,667	11,662	-	14,628
collectively evaluated for impairment	63,832	99,226	17,813	94,937	119,806	121,069	2,290	518,973
Acquired Loans:
Ending balance	6,022	91,250	11,236	34,811	58,351	36,235	2,723	240,628
individually evaluated for impairment	-	518	-	468	280	2,877	140	4,283
collectively evaluated for impairment	6,022	90,732	11,236	34,343	58,071	33,358	2,583	236,345

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,160	$-	$1,160
collectively evaluated for impairment	257	289	40	262	621	1,799	30	3,298
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	48	75	123
collectively evaluated for impairment Loans:	8	11	7	47	107	87	21	288
Legacy Loans:
Ending balance	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811
individually evaluated for impairment	-	631	63	-	2,838	5,086	-	8,618
collectively evaluated for impairment	63,085	89,018	15,035	94,393	119,466	119,895	1,302	502,193
Acquired Loans:
Ending balance	6,300	93,339	12,379	36,722	59,057	38,443	2,951	249,191
individually evaluated for impairment	-	363	-	232	151	1,728	150	2,624
collectively evaluated for impairment	6,300	92,976	12,379	36,490	58,906	36,715	2,801	246,565

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,832	$99,226	$17,813	$94,937	$118,747	$129,724	$2,290	$526,569
Special mention	-	-	-	-	614	-	-	614
Substandard	-	299	-	-	2,518	4	-	2,821
Doubtful	-	-	-	-	594	3,003	-	3,597
Total	$63,832	$99,525	$17,813	$94,937	$122,473	$132,731	$2,290	$533,601

Acquired Loans:
Not classified	$6,022	$90,624	$11,236	$34,343	$56,889	$33,358	$2,583	$235,055
Special mention	-	-	-	-	-	-	-	-
Substandard	-	108	-	-	1,182	694	-	1,984
Doubtful	-	518	-	468	280	2,183	140	3,589
Total	$6,022	$91,250	$11,236	$34,811	$58,351	$36,235	$2,723	$240,628

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,085	$89,081	$15,035	$94,393	$119,637	$121,288	$1,302	$503,820
Special mention	-	-	-	-	-	614	-	614
Substandard	-	410	-		2,073	7	-	2,490
Doubtful	-	158	63	-	594	3,072	-	3,887
Total	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Not classified	$6,300	$92,975	$12,379	$36,484	$58,393	$36,731	$2,801	$246,063
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	-	-	519
Doubtful	-	364	-	238	145	1,712	150	2,609
Total	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,824	$99,525	$17,813	$94,937	$121,434	$128,494	$2,290	$528,317
Accruing loans past due:
31-59 days past due	-	-	-	-	-	585	-	585
60-89 days past due	-	-	-	-	-	34	-	34
Greater than 90 days past due	8	-	-	-	445	615	-	1,068
Total past due	8	-	-	-	445	1,234	-	1,687

Non-accrual loans	-	-	-	-	594	3,003	-	3,597

Total loans	$63,832	$99,525	$17,813	$94,937	$122,473	$132,731	$2,290	$533,601

Acquired Loans:
Accruing loans current	$6,022	$89,442	$11,170	$33,883	$57,268	$34,019	$2,567	$234,371
Accruing loans past due:
31-59 days past due	-	1,043	24	-	135	33	-	1,235
60-89 days past due	-	247	-	-	-	-	16	263
Greater than 90 days past due	-	-	42	460	668	-	-	1,170
Total past due	-	1,290	66	460	803	33	16	2,668
Non-accrual loans	-	518	-	468	280	2,183	140	3,589
Total loans	$6,022	$91,250	$11,236	$34,811	$58,351	$36,235	$2,723	$240,628

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,070	$89,319	$15,034	$94,141	$121,094	$120,025	$1,301	$503,983
Accruing loans past due:
31-59 days past due	-	-	1	252	-	24	1	278
60-89 days past due	-	-	-	-	-	725	-	725
Greater than 90 days past due	15	-	-	-	445	-	-	460
Total past due	15	-	1	252	445	749	1	1,463

Non-accrual loans	-	330	63	-	765	4,207	-	5,365

Total loans	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Accruing loans current	$5,924	$91,936	$12,290	$35,574	$58,369	$36,568	$2,765	$243,426
Accruing loans past due:
31-59 days past due	67	89	59	73	337	-	11	636
60-89 days past due	309	10	-	607	200	-	23	1,149
Greater than 90 days past due	-	941	30	236	-	147	2	1,356
Total past due	376	1,040	89	916	537	147	36	3,141
Non-accrual loans	-	363	-	232	151	1,728	150	2,624
Total loans	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $9.4 million or 1.2% of total loans outstanding at March 31, 2016, which represents a decrease from $9.8 million or 1.3% at December 31, 2015.

The impaired loans at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$299	$-	$-	$2,667	$3,853	$-	$6,819
With an allowance recorded	-	-	-	-	-	1,721	-	1,721
With no related allowance recorded	-	299	-	-	2,667	2,132	-	5,098

Related allowance	-	-	-	-	-	1,159	-	1,159

Unpaid principal	-	299	-	-	2,667	3,853	-	6,819

Average balance of impaired loans	-	325	-	-	2,667	4,244	-	7,236
Interest income recognized	-	5	-	-	-	34	-	39

Acquired Loans:
Recorded investment	$-	$518	$-	$468	$280	$2,877	$140	$4,283
With an allowance recorded	-	168	-	187	-	1,544	-	1,899
With no related allowance recorded	-	350	-	281	280	1,333	140	2,384

Related allowance	-	23	-	173	-	39	-	235

Unpaid principal	-	552	-	630	433	3,902	146	5,663

Average balance of impaired loans	-	610	-	781	552	9,523	148	11,614
Interest income recognized	-	9	-	-	-	44	1	54

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$631	$63	$-	$2,838	$5,086	$-	$8,618
With an allowance recorded	-	-	-	-	-	1,160	-	1,160
With no related allowance recorded	-	631	63	-	2,838	3,926	-	7,458

Related allowance	-	-	-	-	-	1,160	-	1,160

Unpaid principal	-	631	63	-	2,838	5,086	-	8,618

Average balance of impaired loans	-	622	74	-	3,417	7,198	-	11,311
Interest income recognized	-	29	-	-	119	284	-	432

Acquired Loans:
Recorded investment	$-	$363	$-	$232	$151	$1,728	$150	$2,624
With an allowance recorded	-	-	-	-	-	48	75	123
With no related allowance recorded	-	363	-	232	151	1,680	75	2,501

Related allowance	-	-	-	-	-	48	75	123

Unpaid principal	-	426	-	402	302	2,742	150	4,022

Average balance of impaired loans	-	444	-	197	63	901	106	1,711
Interest income recognized	-	8	-	8	-	3	6	25

Included in the total impaired loans above were non-accrual loans of $7.2 million and $8.0 million at March 31, 2016 and December 31, 2015, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $60 thousand for the first three months of 2016.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2016 and 2015 there were no additional valuation allowances recorded as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2016 and 2015 there were no new loans transferred from loans to OREO. For the first three months of 2016 or 2015, the Company did not sell any properties held as OREO.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered trouble debt restructured loans (“TDRs”) that may either be impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk and; b) the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$299	$299
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	231	1	4	235
Consumer	1	140	-	-	140
	3	$965	3	$2,376	$3,341

	December 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	-	-	1	7	7
Consumer	1	150	-	-	150
	2	$744	3	$2,381	$3,125

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	March 31, 2016
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate (RE) - first lien
Forbearance	$-	$299	$299
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Forbearance	231	-	231
Extension or other modification	-	4	4
Consumer
Extension or other modification	140	-	140
Total trouble debt restructure loans	$965	$2,376	$3,341

	December 31, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate (RE) - first lien
Forbearance	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Extension or other modification	-	7	7
Consumer
Extension or other modification	150	-	150
Total trouble debt restructure loans	$744	$2,381	$3,125

There was one new loan for $231 thousand restructured during the three months ended March 31, 2016.

Note 6: Goodwill and Other Intangible Assets

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at March 31, 2016.

March 31
(in thousands)	2016
Goodwill
Banking	$603

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	March 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$814	$2,726	7.36

	December 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$637	$2,903	7.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2016	$478
2017	506
2018	396
2018	314
2020	269
Thereafter	763
Total amortizing intangible assets	$2,726

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	March 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$177,621	22%	$173,689	23%
Interest-bearing checking	56,902	7	54,014	7
Money market accounts	262,202	33	230,661	31
Savings	55,382	7	51,989	7
Certificates of deposit $100,000 and over	160,851	20	142,599	19
Certificates of deposit under $100,000	90,218	11	94,456	13
Total deposits	$803,176	100%	$747,408	100%

Note 8: Stock Options and Stock Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2016 our Directors earned 2,125 shares of stock as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	137,463	$12.30	264,652	$11.75
Granted	-	-	-	-
Exercised	(900)	11.00	(62,287)	10.48
Forfeited	(1,250)	12.43	(64,902)	11.83
Balance at period end	135,313	$12.31	137,463	$12.30
Exercisable at period end	135,313	$12.31	137,463	$12.30
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $12.03 at March 31, 2016 the options outstanding had an aggregate intrinsic value or $113 thousand. At December 31, 2015, based upon fair market value of $13.24, the options outstanding had an aggregate intrinsic value of $185 thousand.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	8,330	$6.92	33,330	$6.89
Granted	-	-	-	-
Vested	-	-	(18,336)	6.89
Forfeited	-	-	(6,664)	6.85
Balance at period end	8,330	$6.92	8,330	$6.92

At March 31, 2016, based on restricted stock awards outstanding, all of the pre-tax compensation expense related to unvested restricted stock awards has been recognized.

Restricted Stock Units

Restricted stock units (“RSUs”) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company did not grant any RSUs in the first quarter of 2016. During 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

In 2014, 44,500 RSUs were granted, with 19,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 25,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	74,828	$13.23	44,500	$11.21
Granted	-	-	73,500	14.00
Vested	-	-	(19,836)	11.64
Forfeited	-	-	(23,336)	(12.84)
Balance at period ended	74,828	$13.23	74,828	$13.23

At March 31, 2016, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $770 thousand. This expense is expected to be recognized through 2018.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $78 thousand as well as $33 thousand for director compensation paid in stock for the period ended March 31, 2016. The Company recognized stock-based compensation expense related to the issuance of restricted stock and RSUs of $375 thousand as well as $95 thousand for director compensation paid in stock for the year ended December 31, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were not any stock options granted during the three months ended March 31, 2016 or in 2015.

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $150 thousand and $126 thousand, respectively, for the three months ended March 31, 2016 and 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $61 thousand and $23 thousand for the three month periods ending March 31, 2016 and 2015, respectively.

Note 10: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31
(dollars in thousands, except per share data)	2016	2015
Net income	$960	$649
Preferred stock dividends	(57)	(31)
Net income available to common shareholders (numerator)	$903	$618
BASIC
Basic average common shares outstanding (denominator)	6,955,462	4,112,379
Basic income per common share	$0.13	$0.15
DILUTED
Average common shares outstanding	6,955,462	4,112,379
Dilutive effect of common stock equivalents	92,525	116,014
Diluted average common shares outstanding (denominator)	7,047,987	4,228,393
Diluted income per common share	$0.13	$0.15

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	79,911	110,463

Note 11: Risk-Based Capital

In July 2013, the Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The Company will become subject to the final rule as administered by the Board of Governors of the Federal Reserve if and when the Company reaches $1 billion in total consolidated assets. The final rule creates a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposes a minimum leverage ratio of 4.0%, and changes the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment. The Bank has elected to permanently opt out of this treatment in our capital calculations, as permitted by the final rule.

The final rule will limit the Bank’s capital distributions and certain discretionary bonus payments if the Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In addition, under revised prompt corrective action requirements, in order to be considered “well-capitalized,” the Bank must have a CET1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater.

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

Management believes that, as of March 31, 2016 and December 31, 2015, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total capital
(to risk-weighted assets)
Howard Bank	$89,923	11.17%	$64,395	8.00%	$80,493	10.00%
Howard Bancorp	$97,742	12.14%	$64,420	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$84,664	10.52%	$36,222	4.50%	$52,321	6.50%
Howard Bancorp	$92,486	11.49%	$36,236	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$84,664	10.52%	$48,296	6.00%	$64,395	8.00%
Howard Bancorp	$92,486	11.49%	$48,315	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$84,664	9.04%	$37,465	4.00%	$46,831	5.00%
Howard Bancorp	$92,486	9.87%	$37,473	4.00%	N/A
As of December 31, 2015:
Total capital
(to risk-weighted assets)
Howard Bank	$87,860	11.07%	$63,482	8.00%	$79,353	10.00%
Howard Bancorp	$95,737	12.09%	$63,370	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$82,991	10.46%	$35,709	4.50%	$51,579	6.50%
Howard Bancorp	$90,868	11.47%	$35,646	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$47,612	6.00%	$63,482	8.00%
Howard Bancorp	$90,868	11.47%	$47,528	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$82,991	9.04%	$36,703	4.00%	$45,879	5.00%
Howard Bancorp	$90,868	9.90%	$36,710	4.00%	N/A

Note 12: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the Treasury’s Small Business Lending Fund (SBLF) program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders were entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate could vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remained outstanding for more than four-and-one-half years, the dividend rate was fixed at 9%. As of March 22, 2016, the dividend rate was fixed at 9%. Such dividends were not cumulative, but Bancorp could only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it had declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and was subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we have not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) could designate a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp must give such representative copies of all notices, minutes, consents and other materials that Bancorp provide to its directors in connection with such meetings.

On May 6, 2016, after receiving all required regulatory approvals, Howard Bancorp, Inc., the parent company of Howard Bank, redeemed its outstanding 12,562 shares of Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury under its Small Business Lending Fund (“SBLF”) program, for $12,562,000 in accordance with its terms. Howard Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock.

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

Fair value of loans held for sale is based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2. Gains and losses on loan sales are determined using specific identification method. Changes in fair value are recognized in the Consolidated Statement of Operations as part of realized and unrealized gain on mortgage banking activities.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the three months ended March 31, 2016 and valuation losses of $736 thousand recognized for the year ended December 31, 2015. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$68,502	$-	$68,502	$-
Mortgage-backed securities	41	-	41	-
Other investments	1,607	-	1,607	-
Loans held for sale	40,027	-	40,027	-
Loans held for investment	5,984	-	5,984	-
Rate lock commitments	491	-	491	-

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$48,422	$-	$48,422	$-
Mortgage-backed securities	57	-	57	-
Other investments	1,094	-	1,094	-
Loans held for sale	49,677	-	49,677	-
Rate lock commitments	508	-	508	-

Assets under fair value option:

March 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$40,027	$38,996	$1,031
Loans held for investment	5,984	5,831	153

December 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$49,677	$48,395	$1,282

There were no loans held for sale that were in non-accrual status or 90 days or more past due and still accruing interest at the end of either period presented. Net gain (loss) from the changes included in earnings in fair value of loans held for sale was $(99) thousand and $69 thousand during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

March 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	794	-	-	794
Residential - junior lien	-	-	-	-
Commercial - owner occupied	295	-	-	295
Commercial - non-owner occupied	2,947	-	-	2,947
Commercial loans and leases	5,532	-	-	5,532
Consumer	140	-	-	140

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	994	-	-	994
Residential - junior lien	63	-	-	63
Commercial - owner occupied	232	-	-	232
Commercial - non-owner occupied	2,989	-	-	2,989
Commercial loans and leases	5,606	-	-	5,606
Consumer	75	-	-	75

At March 31, 2016 and December 31, 2015, OREO consisted of the outstanding balance of $5.2 million, less valuation allowance of $2.9 million. Related allowance on impaired loans was $1.4 million and $1.3 million at March 31, 2016 and December 31, 2015 respectively.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at March 31, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

Securities available-for-sale: Based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Nonmarketable equity securities: Because these securities are not marketable, the carrying amount approximates the fair value.

Loans held for sale: Loans held for sale are carried at fair value. Based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements on third party models.

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

	March 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$70,150	$70,150	$-	$70,150	$-
Nonmarketable equity securities	3,849	3,849	-	3,849	-
Loans held for sale	40,027	40,027	-	40,027	-
Loans held for investment	5,984	5,984	-	5,984	-
Rate lock commitments	491	491	-	491	-
Loans and leases	762,989	764,460	-	-	764,460
Financial Liabilities
Deposits	803,176	802,646	-	-	802,646
Short-term borrowings	50,149	50,149	-	50,149	-
Long-term borrowings	36,185	36,401	-	36,401	-

	December 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$49,573	$49,573	$-	$49,573	$-
Nonmarketable equity securities	4,163	4,163	-	4,163	-
Loans held for sale	49,677	49,677	-	49,677	-
Rate lock commitments	508	508	-	508	-
Loans and leases	755,133	760,562	-	-	760,562
Financial Liabilities
Deposits	747,408	747,938	-	-	747,938
Short-term borrowings	69,121	69,121	-	69,121	-
Long-term borrowings	29,707	29,911	-	29,911	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at March 31, 2016 and December 31, 2015 and our consolidated results of operations for the periods ended March 31, 2016 and March 31, 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, loan production expense, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp, Inc., the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into Bancorp.

Total assets increased by over $43.7 million or 4.6% when comparing March 31, 2016 assets of $990.4 million to the $946.8 million at December 31, 2015. Total loans outstanding of $774.2 million at the end of March 2016 showed an increase of $14.2 million or 1.9% compared to total loans of $760.0 million on December 31, 2015. Total deposits grew by $55.8 million or 7.5% when comparing March 31, 2016 to December 31, 2015.

The first quarter of 2016 net income was $960 thousand, which represents an increase of $311 thousand or 47.9% over net income for the first quarter of 2015. Net interest income for the quarter ended March 31, 2016 was $8.6 million versus $6.8 million for the first three months of 2015, an increase of approximately $1.9 million or 27.7%. Total noninterest income was $2.9 million for the first quarter of 2016, compared to $2.3 million for the same period in 2015. Total noninterest expenses increased to $9.7 million from $7.8 million for the three months ended March 31, 2016 and 2015, respectively.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements require management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2016 and December 31, 2015 balance sheets is presented below.

Assets

Total assets increased $43.7 million, or 4.6%, to $990.4 million at March 31, 2016 compared to $946.8 million at December 31, 2015. This asset growth was a result of increases in cash and cash equivalents of $16.6 million or 43.4%, investment securities of $20.6 million or 41.5%, and net total loans of $13.8 million or 1.8%, partially offset by a decline in loans held for sale of $9.7 million or 19.4%. The loan portfolio growth was a result of our ongoing focus on organic growth. The asset growth was funded from increases in customer deposits, which increased by $55.8 million or 7.5%. Because of the significant growth in deposits during the quarter ended March 31, 2016, overall borrowing levels at March 31, 2016 were reduced $12.5 million or 12.6% from December 31, 2015.

Securities Available for Sale

We currently hold U.S. agency securities, mortgage backed securities, stock in another small financial institution and mutual fund investments in our securities portfolio, all of which are categorized as available for sale. The investment in a mutual fund is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At March 31, 2016 and December 31, 2015 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $3.8 million and $4.2 million, respectively. This investment, which is required for continued FHLB membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$68,506	$68,502	$48,467	$48,422
Mortgage-backed	39	41	54	57
Other investments	1,600	1,607	1,100	1,094
	$70,145	$70,150	$49,621	$49,573

We had securities available for sale of $70.1 million and $49.6 million at March 31, 2016 and December 31, 2015, respectively, which were recorded at fair value. This represents an increase of $20.6 million, or 41.5%, from year end 2015. Nearly $66.0 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to collateralize our repurchase agreements at March 31, 2016. We did not record any gains or losses on the sales or calls of securities for the three months ended March 31, 2016.

With respect to our portfolio of securities available for sale, the portfolio contained 13 securities with unrealized losses of $13 thousand and 18 securities with unrealized losses of $45 thousand at March 31, 2016 and December 31, 2015, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased by $14.2 million or 1.9%, to $774.2 million at March 31, 2016 from $760.0 million at December 31, 2015. At March 31, 2016, total loans and leases represented 78.2% of total assets, down slightly compared to 80.3% of total assets at December 31, 2015. Total residential real estate loans registered the largest organic growth during the first quarter of 2016, increasing $9.4 million or 4.5% from December 31, 2015 levels. This growth is primarily a result of the expansion of our mortgage banking activities that we began in 2014. Commercial loans and leases increased $5.5 million during the quarter as we continue to focus on the needs of small to mid-size business and their owners. Commercial real estate loans declined approximately $1.9 million during the three months ended March 31, 2016. Historically, commercial real estate has shown some of the largest increases and represents the largest loan segment in our portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the amounts below, we had loans held for sale of $40.0 million at March 31, 2016 and $49.7 million at December 31, 2015.

(dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$69,854	9.0%	$69,385	9.1%
Residential - first lien	190,775	24.6	182,988	24.1
Residential - junior lien	29,049	3.8	27,477	3.6
Total residential real estate	219,824	28.4	210,465	27.7
Commercial - owner occupied	129,748	16.8	131,114	17.3
Commercial - non-owner occupied	180,824	23.4	181,361	23.9
Total commercial real estate	310,572	40.2	312,475	41.1
Total real estate loans	600,250	77.6	592,325	77.9
Commercial loans and leases	168,966	21.8	163,424	21.4
Consumer loans	5,013	0.6	4,253	0.6
Total loans and leases	$774,229	100.0%	$760,002	100.0%

Deposits

Our deposits increased from $747.4 million at December 31, 2015 to $803.2 million at March 31, 2016, an increase of $55.8 million or 7.4%. Deposit increases were as follows: certificates of deposit $14.0 million or 5.9%; saving and money market accounts $34.9 million or 12.4%; interest bearing demand deposits $2.9 million or 5.4%; and non-interest bearing demand deposits $3.9 million or 2.3%.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	March 31, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$177,621	22%	$173,689	23%
Interest-bearing checking	56,902	7	54,014	7
Money market accounts	262,202	33	230,661	31
Savings	55,382	7	51,989	7
Certificates of deposit $100,000 and over	160,851	20	142,599	19
Certificates of deposit under $100,000	90,218	11	94,456	13
Total deposits	$803,176	100%	$747,408	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, and a junior subordinated debenture assumed in the Patapsco Bancorp acquisition. Our borrowings totaled $86.3 million at March 31, 2016 and $98.8 million at December 31, 2015. Short-term borrowings totaled $50.1 million at March 31, 2016 and $69.1 million at December 31, 2015. At March 31, 2016, we had nine long-term FHLB advances outstanding totaling $32.8 million. Additionally we had $3.4 million in junior subordinated debt associated with the Patapsco Bancorp acquisition at March 31, 2016.

Shareholders’ Equity

Total shareholders’ equity increased by $1.0 million, or approximately 1.1%, from $92.9 million at December 31, 2015 to $93.9 million at March 31, 2016. The increase in shareholders’ equity is the result of the retention of the earnings for the first quarter of 2016.

Total shareholders’ equity at March 31, 2016 represents a capital to asset ratio of 9.5%, while the total shareholders’ equity at December 31, 2015 represented a capital to asset ratio of 9.8%. Even though capital levels increased, the overall growth in asset levels resulted in a slight decline in the capital to asset ratio.

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

	Three months ended March 31,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$164,493	$2,197	5.37%	$131,415	$1,679	5.18%
Commercial real estate	311,015	3,753	4.85	242,986	3,168	5.29
Construction and land	69,907	827	4.76	62,747	724	4.68
Residential real estate	212,422	2,269	4.30	111,750	1,350	4.90
Consumer	4,152	69	6.67	4,343	60	5.57
Total loans and leases	761,989	9,115	4.81	553,241	6,981	5.12
Loans held for sale	45,310	392	3.48	41,351	377	3.70
Federal funds sold	30,463	33	0.44	22,951	13	0.24
Securities: [2]
U.S. Treasury	-	-	-	3,998	-	-
U.S. Gov agencies	42,390	27	0.25	30,256	28	0.37
Mortgage-backed	51	1	4.30	93	1	4.51
Other investments	4,851	44	3.67	2,739	26	3.81
Total securities	47,292	72	0.61	37,086	55	0.60
Total earning assets	885,054	9,612	4.37	654,629	7,426	4.60
Cash and due from banks	6,838			7,513
Bank premises and equipment, net	20,879			12,124
Other assets	30,527			20,241
Less: allowance for credit losses	(5,008)			(3,681)
Total assets	$938,290			$690,826
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$54,613	31	0.23%	$47,851	$24	0.20%
Money market	235,202	252	0.43	142,381	173	0.49
Savings	53,418	18	0.14	32,726	14	0.17
Time deposits	234,625	474	0.81	200,370	366	0.74
Total interest-bearing deposits	577,858	775	0.54	423,328	577	0.55
Short-term borrowings	55,953	65	0.47	47,138	29	0.25
Long-term borrowings	34,281	129	1.51	17,750	53	1.21
Total interest-bearing funds	668,092	969	0.58	488,216	659	0.55
Noninterest-bearing deposits	171,212			135,699
Other liabilities and accrued expenses	6,779			8,233
Total liabilities	846,083			632,148
Shareholders' equity	92,207			58,678
Total liabilities & shareholders' equity	$938,290			$690,826
Net interest rate spread [3]		$8,643	3.79%		$6,767	4.05%
Effect of noninterest-bearing funds			0.14			0.14
Net interest margin on earning assets [4]			3.93%			4.19%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total of the changes set forth in the rate and volume columns are presented in the total column.

	Three months ended March 31,
	2016 vs. 2015
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$518	$253	$265
Commercial real estate	585	(1,066)	1,651
Construction and land	103	49	54
Residential real estate	919	(681)	1,600
Consumer	9	48	(39)
Loans held for sale	15	(90)	105
Taxable securities	17	5	12
Federal funds sold	20	48	(28)
Total interest income	2,186	(1,434)	3,620

Interest paid on:
Savings deposits	4	(11)	15
Interest-bearing demand deposits	7	15	(8)
Money market accounts	79	(87)	166
Time deposits	108	145	(37)
Short-term borrowings	36	103	(67)
Long-term borrowings	76	55	21
Total interest expense	310	220	90
Net interest earned	$1,876	$(1,654)	$3,530

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the three months ended March 31, 2016 and March 31, 2015 is presented below.

General

Net income available to common shareholders increased $285 thousand, or 46.1%, to $903 thousand for the three months ended March 31, 2016 compared to $618 thousand for the three months ended March 31, 2015. The increase in net income available to common shareholders was primarily due to the $2.4 million increase in revenues (net interest income plus non-interest income) partially offset by a $1.8 million increase in non-interest expense. Much of this revenue growth and the increased operating expenses are attributable to our continued strategic and organic growth initiatives.

Interest Income

Interest income increased $2.2 million, or 29.4%, to $9.6 million for the three months ended March 31, 2016 compared to $7.4 million for the same period in 2015. The increase was due primarily to a $2.1 million, or 29.2% increase in interest income on loans and leases. The increase in interest income on loans was almost entirely due to a $208.7 million or 37.7% increase in the average balance of portfolio loans quarter over quarter, largely as a result of the Patapsco Bancorp acquisition, partially offset by a decrease in the yield on the loan portfolio.

Interest Expense

Interest expense increased $310 thousand, or 47.1%, to $969 thousand for the three months ended March 31, 2016, compared to $659 thousand for the same period in 2015. We experienced a 36.5% increase in average interest-bearing deposits that corresponds to a $198 thousand or 34.4% increase in interest expense quarter over quarter. The average rate paid on these interest-bearing deposits dropped from 0.55% for the first quarter of 2015 to 0.54% for the same period in 2016, and therefore had a minimal impact on the change in interest expense quarter over quarter. Our ability to maintain the average rate on interest-bearing deposits was principally driven by our continuing ability to attract and maintain lower-cost funding sources, in particular, money market accounts. The balance of the increase in interest expense was due to a $112 thousand increase in interest expense on borrowings comparing the three months ended March 31, 2016 to the three months ended March 31, 2015, as the average balance of borrowings over these periods increased $25.3 million and the average rate increased 52 basis points.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $1.9 million, or 27.7%, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $385 thousand for the three months ended March 31, 2016 compared to $250 thousand for the same period in 2015, an increase of $135 thousand. The provision for 2016 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, while maintaining specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $2.9 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015, a $503 thousand or 21.4% increase. As reflected in the results for the first quarter of 2016, increases in our noninterest income continue to be driven by growth in our mortgage banking activities. Due to higher levels of mortgage originations, total gains recorded on the sales of loans produced approximately $1.6 million in noninterest revenues for the first quarter of 2016 and $1.4 million for the first quarter of 2015. Earnings on bank owned life insurance (“BOLI”) increased $65 thousand comparing the first three months of 2016 to the first three months of 2015 as a result of the Bank purchasing an additional $2.2 million in BOLI, as well as the addition of the BOLI acquired in the Patapsco Bancorp acquisition. Other operating income, which consists mainly of non-depository account fees for customer related services such as wire, merchant card and ATM activity, remained relatively flat quarter over quarter, increasing $8 thousand. These increases were partially offset by a $56 thousand or 25.9% decrease in service charges on deposit accounts. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, decreased quarter over quarter primarily as a result of lower levels of overdraft activity.

Noninterest Expenses

Noninterest expenses increased $1.8 million or 23.49%, to $9.7 million for the three months ended March 31, 2016 from $7.8 million for the three months ended March 31, 2015. Compensation related expenses and occupancy cost continue to represent the largest percentage of noninterest expense. Comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 these categories increased $734 thousand or 19.1% and $639 thousand or 65.5%, respectively. The primary driver of the increase in compensation and benefits was our acquisition of Patapsco Bancorp in August 2015, which added four additional branch locations to our network and the attendant branch staff to our employee count, and required us to retain additional back-office personnel to support this growth. Occupancy expense for the 2016 period increased due to $430 thousand accrued during the quarter for lease payments remaining on three less active branches we have decided to close during the second quarter of 2016, as well as the addition of the four former Patapsco Bank branches.

In addition, loan production expense, which includes costs related to originating, closing and securitizing loans, including both loans placed in our portfolio and loans held for sale, increased $478 thousand or 138.6% to $823 thousand during the three months ended March 31, 2016. These expenses increased as a result of the greater number of loans originated during the three months ended March 31, 2016 compared to the three months ending March 31, 2015. FDIC assessment costs increased $118 thousand or 131.1% during the three months ended March 31, 2016 compared to the same period last year, which increase is directly related to our $222.5 million or 38.3% growth in deposits since March 31, 2015.

These increases were partially offset by the lack of any merger and restructuring costs during the three months ended March 31, 2016, compared to $406 thousand of such costs during the three months ended March 31, 2015 associated with our acquisition of NBRS Financial Bank in 2014 and of Patapsco Bancorp in August 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders for the three months ended March 31, 2016 increased $285 thousand, or 46.1%, to $903 thousand compared to net income available to common shareholders of $618 thousand for the three months ended March 31, 2015. The increase in net income available to common shareholders was primarily due to the $2.4 million increase in revenues (net interest income plus non-interest income) partially offset by the $1.8 million increase in non-interest expense. Much of this revenue growth and the increased operating expenses are attributable to our continued growth initiatives.

Pretax income increased by $403 thousand from $1.0 million in the first quarter of 2015 to $1.4 million in the first quarter of 2016. Income tax expense amounted to $474 thousand during the first three months of 2016 compared to $382 thousand for the first three months of 2015.

Earnings per common share for the first three months of 2016 were $0.13 per share compared to $0.15 for the same period of 2015. Per-share earnings were negatively impacted by the issuance of $25 million of new common equity in the second quarter of 2015.

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

(in thousands)	March 31, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Residential - First Lien	$518	$693
Residential - Junior Lien	-	63
Commercial	1,342	1,148
Commercial and leases	5,186	5,935
Consumer	140	150
Total non-accrual loans	7,186	7,989
Accruing troubled debt restructured loans:
Real estate loans:
Residential - First Lien	$299	$301
Residential - Junior Lien	-	-
Commercial	2,073	2,073
Commercial and leases	4	7
Consumer	-	-
Total accruing troubled debt restructured loans	2,376	2,381
Total non-performing loans	9,562	10,370
Other real estate owned:
Land	964	964
Commercial	1,405	1,405
Total other real estate owned	2,369	2,369
Total non-performing assets	$11,931	$12,739
Ratios:
Non-performing loans to total gross loans	1.24%	1.36%
Non-performing assets to total assets	1.20%	1.35%

Included in non-accrual loans at March 31, 2016 are three troubled debt restructured loans totaling $965 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three troubled debt restructured loans totaling $2.4 million performing subject to their modified terms at March 31, 2016. At March 31, 2016, loans 90 days or more past due and still accruing interest consisted:

•	Construction and land loans totaling $8 thousand.
•	Residential junior liens totaling $42 thousand.
•	Commercial real estate owner occupied loans totaling $460 thousand.
•	Commercial real estate non-owner occupied loans totaling $1.1 million.
•	Commercial loans totaling $615 thousand.
•	Consumer loans totaling $16 thousand.

Under GAAP, we are required to account for certain loan modifications or restructurings as “troubled debt restructurings.” In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. A debt restructuring or loan modification for a borrower, however, does not necessarily constitute a troubled debt restructuring.

Nonperforming assets amounted to $11.9 million, or 1.20% of total assets, at March 31, 2016 compared to $12.7 million, or 1.35% of total assets, at December 31, 2015. Total nonperforming assets decreased $808 thousand or 6.3% during the first quarter of 2016. There were no changes to OREO carrying amounts during the quarter ended March 31, 2016.

The composition of our nonperforming loans at March 31, 2016 is further described below:

Non-Accrual Loans:

•	Four residential first lien loans totaling $518 thousand, one with a $23 thousand specific reserve.
•	Five commercial owner occupied loans totaling $468 thousand, representing three credit relationships, one with a $173 thousand specific reserve.
•	Four commercial non-owner occupied loans totaling $875 thousand.
•	29 commercial loans totaling $5.2 million, three with a Small Business Administration (“SBA”) guarantee and four that include a specific reserve totaling $1.2 million.
•	One consumer loan in the amount of $140 thousand.

Accruing Trouble Debt Restructured Loans:

•	One residential first lien for $299 thousand.
•	One non-owner occupied commercial real estate loan for $2.1 million.
•	One commercial loan for $4 thousand.

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

At March 31, 2016 and December 31, 2015, nonperforming loans were $9.6 million and $10.4 million, respectively. The amount of impaired loans requiring specific reserves totaled $3.6 million at March 31, 2016 and $1.3 million at December 31, 2015. The amount of impaired loans with no specific valuation allowance totaled $6.0 million and $9.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2016	December 31, 2015
Balance at beginning of year	$4,869	$3,602
Charge-offs:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	(23)
Residential junior lien loans	-	(12)
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	-	(82)
Commercial loans and leases	(7)	(825)
Consumer loans	(11)	(5)
	(18)	(947)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	3
Residential junior lien loans	-	1
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	2	318
Commercial loans and leases	9	52
Consumer loans	9	4
	20	378
Net charge-offs	2	(569)
Provision for credit losses	385	1,836
Balance at end of year	$5,256	$4,869

Net charge-offs to average loans and leases	0.00%	0.09%

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

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1
Real estate
Construction and land loans	$362	9.0%	$265	9.1%
Residential first lien loans	349	24.6	300	24.1
Residential junior lien loans	56	3.8	47	3.6
Commercial owner occupied loans	543	16.8	309	17.3
Commercial non-owner occupied loans	838	23.4	728	23.9
Commercial loans and leases	3,043	21.8	3,094	21.5
Consumer loans	65	0.6	126	0.6
Total	$5,256	100.0%	$4,869	100.0%

(1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2016 and December 31, 2015. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016 and December 31, 2015, cash and cash equivalents totaled $55.0 million and $38.3 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2016 and December 31, 2015, we had $137.6 million and $167.7 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $58.1 million and $95.0 million at March 31, 2016 and December 31, 2015, respectively, and $79.6 million and $72.7 million in unused lines of credit to borrowers at March 31, 2016 and December 31, 2015, respectively. In addition to commitments to originate loans and unused lines of credit we had $6.1 million and $7.8 million in letters of credit at March 31, 2016 and December 31, 2015, respectively. Certificates of deposit due within one year of March 31, 2016 totaled $166.2 million, or 20.7% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2016 cash was utilized to increase our portfolio of loans by $14.2 million. For the three month period ended March 31, 2015, these amounts were $17.5 million and $6.3 million, respectively. During the first quarter of 2016 we utilized cash to purchase additional securities totaling $40.5 million while receiving $20.0 million as a result of securities maturing. For the same period in 2015 we purchase additional securities totaling $8.5 million and we received $19.0 in security maturities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $55.8 million during the three months ended March 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $70.5 million at March 31, 2016 compared to $78.5 million at December 31, 2015. At March 31, 2016, we had the ability to borrow up to a total of $208.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016 and December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2016 and December 31, 2015 are as follows:

(in thousands)	March 31, 2016	December 31, 2015

Unfunded loan commitments	$58,058	$95,009
Unused lines of credit	79,584	72,664
Letters of credit	6,130	7,848

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at March 31, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of March 31, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On May 6, 2016, after receiving all required regulatory approvals, Howard Bancorp, Inc., the parent company of Howard Bank, redeemed its outstanding 12,562 shares of Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury under its Small Business Lending Fund (“SBLF”) program, for $12,562,000 in accordance with its terms. Howard Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock.

Item 6.	Exhibits

10.28*	First Amendment to the Howard Bank Supplemental Executive Retirement Plan effective January 19, 2016 - incorporated by reference from Exhibit 10.28 of Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016

31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

* Management compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

May 12, 2016	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

May 12, 2016	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO