Form 10-Q
period 2016-06-30
Howard Bancorp Inc
filed 2016-08-15
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of common stock outstanding as of July 31, 2016.

Common Stock, $0.01 par value – 6,988,180 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers, continuing to increase our originations of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the expected impact of recent accounting pronouncements; and
•	future cash requirements relating to commitments to extend credit.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions, including as a result of the impact of the impending exit of the United Kingdom from the European Union;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	loss of key personnel; and
•	other risks discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.   Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$24,618	$31,818
Federal funds sold	8,190	6,522
Total cash and cash equivalents	32,808	38,340
Securities available-for-sale, at fair value	57,693	49,573
Nonmarketable equity securities	3,934	4,163
Loans held for sale, at fair value	51,010	49,677
Loans and leases, net of unearned income	797,146	760,002
Allowance for credit losses	(5,744)	(4,869)
Net loans and leases	791,402	755,133
Bank premises and equipment, net	20,481	20,765
Goodwill	603	603
Core deposit intangible	2,550	2,903
Bank owned life insurance	21,053	18,548
Other real estate owned	2,286	2,369
Interest receivable and other assets	4,998	4,685
Total assets	$988,818	$946,759
LIABILITIES
Noninterest-bearing deposits	$179,699	$173,689
Interest-bearing deposits	618,419	573,719
Total deposits	798,118	747,408
Short-term borrowings	62,147	69,121
Long-term borrowings	39,226	29,707
Deferred tax liability	1,443	1,667
Accrued expenses and other liabilities	4,816	5,957
Total liabilities	905,750	853,860
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015	-	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,978,217 shares at June 30, 2016 and 6,962,139 at December 31, 2015	70	70
Capital surplus	70,824	70,587
Retained earnings	12,147	9,712
Accumulated other comprehensive income (loss)	27	(32)
Total shareholders’ equity	83,068	92,899
Total liabilities and shareholders’ equity	$988,818	$946,759

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands, except share data)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$18,908	$14,772	$9,401	$7,414
Interest and dividends on securities	193	111	121	56
Other interest income	64	27	31	14
Total interest income	19,165	14,910	9,553	7,484
INTEREST EXPENSE
Deposits	1,667	1,173	892	596
Short-term borrowings	143	55	78	26
Long-term borrowings	337	116	208	63
Total interest expense	2,147	1,344	1,178	685
NET INTEREST INCOME	17,018	13,566	8,375	6,799
Provision for credit losses	900	785	515	535
Net interest income after provision for credit losses	16,118	12,781	7,860	6,264
NONINTEREST INCOME
Service charges on deposit accounts	323	403	163	187
Realized and unrealized gains on mortgage banking activity	4,137	3,505	2,587	2,133
Gain on the sale of loans	652	-	652	-
Loss on the disposal of furniture, fixtures & equipment	(69)	-	(69)	-
Income from bank owned life insurance	305	175	154	89
Loan fee income	1,634	1,292	858	824
Other operating income	440	412	225	205
Total noninterest income	7,422	5,787	4,570	3,438
NONINTEREST EXPENSE
Compensation and benefits	9,454	7,789	4,870	3,939
Occupancy and equipment	2,563	1,879	949	904
Amortization of core deposit intangible	353	167	176	84
Marketing and business development	1,611	1,307	888	679
Professional fees	1,023	708	665	363
Data processing fees	749	554	381	164
Merger and restructuring	-	1,137	-	731
FDIC Assessment	405	209	198	119
Provision for other real estate owned	83	-	83	-
Loan production expense	1,578	935	755	590
Other operating expense	1,718	1,590	896	867
Total noninterest expense	19,537	16,275	9,861	8,440
INCOME BEFORE INCOME TAXES	4,003	2,293	2,569	1,262
Income tax expense	1,402	853	928	471
NET INCOME	$2,601	$1,440	$1,641	$791
Preferred stock dividends	166	63	109	31
Net income available to common shareholders	$2,435	$1,377	$1,532	$760
NET INCOME PER COMMON SHARE
Basic	$0.35	$0.31	$0.22	$0.16
Diluted	$0.35	$0.30	$0.22	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the six months ended
	June 30,
(in thousands)	2016	2015
Net Income	$2,601	$1,440
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains	89	40
Related income tax expense	(30)	(15)
Comprehensive income	$2,660	$1,465

	Unaudited
	For the three months ended
	June 30,
(in thousands)	2016	2015
Net Income	$1,641	$791
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains (losses)	33	(8)
Related income tax (benefit) expense	(7)	4
Comprehensive income	$1,667	$787

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/(loss)	Total

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	1,440	-	1,440
Net unrealized gain on securities	-	-	-	-	-	25	25
Dividends paid on preferred stock	-	-	-	-	(63)	-	(63)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Director stock awards	-	3,861	-	49	-	-	49
Exercise of options	-	21,465	-	217	-	-	217
Stock-based compensation	-	14,002	1	197	-	-	198
Balances at June 30, 2015	$12,562	6,358,788	$64	$61,919	$10,073	$9	$84,627

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	2,601	-	2,601
Net unrealized gain on securities	-	-	-	-	-	59	59
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Issuance of common stock:
Director stock awards	-	4,004	-	50	-	-	50
Exercise of options	-	1,740	-	19	-	-	19
Stock-based compensation	-	10,334	-	168	-	-	168
Balances at June 30, 2016	$-	6,978,217	$70	$70,824	$12,147	$27	$83,068

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,601	$1,440
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	900	785
Deferred income tax benefit	(219)	(490)
Provision for other real estate owned	83	-
Depreciation	613	446
Stock-based compensation	218	247
Net amortization of investment securities	(14)	(3)
Loss on disposal of of furniture, fixtures & equipment	69	-
Net amortization of intangible asset	353	167
Loans originated for sale	(251,674)	(264,919)
Proceeds from sale of loans originated for sale	254,478	245,546
Realized and unrealized gains on mortgage banking activity	(4,137)	(3,505)
Cash surrender value of BOLI	(305)	(175)
(Decrease) increase in interest receivable	(340)	153
Increase in interest payable	21	16
Decrease (increase) in other assets	221	(1,599)
Decrease in other liabilities	(1,161)	(2,603)
Net cash provided by (used in) operating activities	1,707	(24,494)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(54,036)	(23,490)
Proceeds from maturities of investment securities available-for-sale	46,018	30,031
Net increase in loans and leases outstanding	(37,168)	(29,973)
Purchase of bank owned life insurance	(2,200)	-
Purchase of premises and equipment	(399)	(4,432)
Net cash used in investing activities	(47,785)	(27,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	6,010	6,201
Net increase in interest-bearing deposits	44,700	15,476
Net (decrease) increase in short-term borrowings	(6,974)	3,398
Proceeds from issuance of long-term debt	21,519	8,500
Repayment of long-term debt	(12,000)	-
Net proceeds from issuance of common stock, net of cost	19	23,335
Redemption of preferred stock	(12,562)	-
Cash dividends on preferred stock	(166)	(63)
Net cash provided by financing activities	40,546	56,847

Net (decrease) increase in cash and cash equivalents	(5,532)	4,489
Cash and cash equivalents at beginning of period	38,340	24,517
Cash and cash equivalents at end of period	$32,808	$29,006
SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,127	$1,329
Cash payments for income taxes	925	1,190

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

On May 6, 2016, the Company redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemptions of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt matures one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, its subsidiary bank and the bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications may have been made to the prior year’s consolidated financial statements to conform to current period presentation with no impact on net income or stockholders equity as previously reported.

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

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, or on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

The FASB has issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The purpose of this guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences of these transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits and deficiencies impact shareholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provision of this update becomes effective for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the guidance to determine the impact on its consolidated financial statements.

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

The FASB has issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The guidance also: requires public companies to use exit prices to measure the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, the guidance requires that for liabilities measured at fair value under the fair value option, changes in fair value due to changes in instrument-specific credit risk be presented in other comprehensive income. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company will evaluate the guidance in this update but does not believe they will have a material impact on its financial position or results of operations.

Note 2: Business Combinations

Patapsco Bancorp Acquisition

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp through the merger of Patapsco Bancorp, the parent company of The Patapsco Bank, with and into Bancorp pursuant to the Merger Agreement. As a result of the Merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Common Stock, provided that (i) cash was paid in lieu of any fractional shares of Common Stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Common Stock. The aggregate Merger consideration was $10.064 million. In connection with the Merger, immediately thereafter Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

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

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $603 thousand recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$2,015
Purchase price assigned to shares exchanged for stock	8,049
Total purchase price for Patapsco Bancorp acquisition	$10,064

Assets acquired at fair value:

Cash and cash equivalents	$19,047
Investment securities available for sale	26,255
Loans	156,907
Accrued interest receivable	602
Other assets	9,090
Core deposit intangible	1,974
Total fair value of assets acquired	$213,875

Liabilities assumed at fair value:
Deposits	175,083
Borrowings	17,737
Accrued expenses and other liabilities	11,594
Total fair value of liabilities assumed	$204,414

Net assets acquired at fair value:		$9,461

Transaction consideration paid to Patapsco Bancorp		10,064

Amount of goodwill recorded from Patapsco Bancorp acquisition		$603

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

Note 3: Investment Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$54,502	$19	$4	$54,517	$48,467	$-	$45	$48,422
Treasuries	1,514	-	-	1,514	-	-	-	-
Mortgage-backed	35	2	-	37	54	3	-	57
Other investments	1,600	25	-	1,625	1,100	-	6	1,094
	$57,651	$46	$4	$57,693	$49,621	$3	$51	$49,573

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 are presented below:

June 30, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$17,990	$4	$-	$-	$17,990	$4
Treasuries	1,514	-	-	-	1,514	-
Mortgage-backed	-	-	-	-	-	-
Other investments	-	-	-	-	-	-
	$19,504	$4	$-	$-	$19,504	$4

The portfolio contained nine securities with unrealized losses of $4 thousand and eight Agencies and one Treasury whose gross unrealized loss was less than $1 thousand.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	June 30, 2016		December 31, 2015
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$51,006	$51,012	$43,465	$43,425
After one through five years	5,009	5,019	5,002	4,997
After five through ten years	36	37	54	57
After ten years	1,600	1,625	1,100	1,094
	$57,651	$57,693	$49,621	$49,573

There were no sales of investment securities during the six months ended June 30, 2016. At June 30, 2016 and December 31, 2015, $18.6 million and $22.8 million, respectively, in fair value of securities were pledged as collateral for repurchase agreements and public fund deposits. No single issuer of securities, except for U.S. Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity at June 30, 2016.

Note 4: Loans and Leases

The Company makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2016 and December 31, 2015 are presented in the following table:

	June 30, 2016			December 31, 2015
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$68,022	$6,130	$74,152	$63,085	$6,300	$69,385
Residential - first lien	107,484	90,250	197,734	89,649	93,339	182,988
Residential - junior lien	20,350	11,476	31,826	15,098	12,379	27,477
Total residential real estate	127,834	101,726	229,560	104,747	105,718	210,465
Commercial - owner occupied	95,678	34,453	130,131	94,392	36,722	131,114
Commercial - non-owner occupied	140,158	56,882	197,040	122,304	59,057	181,361
Total commercial real estate	235,836	91,335	327,171	216,696	95,779	312,475
Total real estate loans	431,692	199,191	630,883	384,528	207,797	592,325
Commercial loans and leases	128,520	32,447	160,967	124,981	38,443	163,424
Consumer	3,014	2,282	5,296	1,302	2,951	4,253
Total loans	$563,226	$233,920	$797,146	$510,811	$249,191	$760,002

There were $51.0 million and $49.7 million, respectively, in loans held for sale at June 30, 2016 and December 31, 2015.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the six months ended June 30, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

(in thousands)	June 30, 2016	June 30, 2015
Balance at beginning of period	$335	$264
Accretion of fair value discounts	(186)	(102)
Balance at end of period	$150	$162

	Contractually
	Required
	Payments
(in thousands)	Receivable	Carrying Amount
At June 30, 2016	$2,199	$1,294
At December 31, 2015	$3,105	$1,707
At June 30, 2015	$1,352	$751
At December 31, 2014	$2,466	$1,078

There was no allowance for credit losses required on acquired impaired loans for either June 30, 2016 or June 30, 2015.

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information by the respective loan portfolio segment on the activity in the allowance for credit losses for the three and six month periods ended June 30, 2016 and 2015:

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	-	-	-	-	-	(66)	(11)	(77)
Recoveries	-	-	-	-	3	26	23	52
Provision for credit losses	183	65	23	269	110	229	21	900
Ending balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744
Three months ended:
Beginning balance	$362	$349	$56	$543	$838	$3,043	$65	$5,256
Charge-offs	-	-	-	-	-	(59)	-	(59)
Recoveries	-	-	-	-	1	17	14	32
Provision for credit losses	86	16	14	35	2	282	80	515
Ending balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744

	June 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-	-	(494)	(4)	(498)
Recoveries	-	3	-	-	290	17	-	310
Provision for credit losses	330	53	(15)	106	(247)	550	8	785
Ending balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199
Three months ended:
Beginning balance	$164	$278	$55	$175	$625	$2,527	$15	$3,839
Charge-offs	-	-	-	-	-	(481)	-	(481)
Recoveries	-	-	-	-	290	16	-	306
Provision for credit losses	340	50	(15)	91	(310)	377	2	535
Ending balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199

The following table provides additional information on the allowance for credit losses at June 30, 2016 and December 31, 2015:

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,157	$-	$1,157
collectively evaluated for impairment	427	340	55	317	717	1,773	49	3,678
Acquired Loans:
individually evaluated for impairment	-	-	-	191	-	253	72	516
collectively evaluated for impairment	21	25	15	70	124	100	38	393
Loans:
Legacy Loans:
Ending balance	$68,022	$107,484	$20,350	$95,678	$140,158	$128,520	$3,014	$563,226
individually evaluated for impairment	-	298	-	-	2,667	11,259	-	14,224
collectively evaluated for impairment	68,022	107,186	20,350	95,678	137,491	117,261	3,014	549,002
Acquired Loans:
Ending balance	6,130	90,250	11,476	34,453	56,882	32,447	2,282	233,920
individually evaluated for impairment	-	316	-	347	610	2,411	140	3,824
collectively evaluated for impairment	6,130	89,934	11,476	34,106	56,272	30,036	2,142	230,096

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,160	$-	$1,160
collectively evaluated for impairment	257	289	40	262	621	1,799	30	3,298
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	48	75	123
collectively evaluated for impairment	8	11	7	47	107	87	21	288
Loans:
Legacy Loans:
Ending balance	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811
individually evaluated for impairment	-	631	63	-	2,838	5,086	-	8,618
collectively evaluated for impairment	63,085	89,018	15,035	94,393	119,466	119,895	1,302	502,193
Acquired Loans:
Ending balance	6,300	93,339	12,379	36,722	59,057	38,443	2,951	249,191
individually evaluated for impairment	-	363	-	232	151	1,728	150	2,624
collectively evaluated for impairment	6,300	92,976	12,379	36,490	58,906	36,715	2,801	246,567

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$68,022	$107,186	$20,350	$95,678	$136,467	$125,902	$3,014	$556,619
Special mention	-	-	-	-	585	-	-	585
Substandard	-	298	-	-	2,512	3	-	2,813
Doubtful	-	-	-	-	594	2,615	-	3,209
Total	$68,022	$107,484	$20,350	$95,678	$140,158	$128,520	$3,014	$563,226

Acquired Loans:
Not classified	$6,130	$89,138	$11,476	$34,106	$55,097	$30,037	$2,142	$228,126
Special mention	-	-	-	-	-	-	-	-
Substandard	-	795	-	-	1,175	689	-	2,659
Doubtful	-	317	-	347	610	1,721	140	3,135
Total	$6,130	$90,250	$11,476	$34,453	$56,882	$32,447	$2,282	$233,920

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,085	$89,081	$15,035	$94,393	$119,637	$121,288	$1,302	$503,820
Special mention	-	-	-	-	-	614	-	614
Substandard	-	410	-		2,073	7	-	2,490
Doubtful	-	158	63	-	594	3,072	-	3,887
Total	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Not classified	$6,300	$92,975	$12,379	$36,484	$58,393	$36,731	$2,801	$246,063
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	-	-	519
Doubtful	-	364	-	238	145	1,712	150	2,609
Total	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$68,018	$107,484	$20,350	$95,678	$139,126	$125,305	$3,014	$558,975
Accruing loans past due:
31-59 days past due	-	-	-	-	-	-	-	-
60-89 days past due	-	-	-	-	-	600	-	600
Greater than 90 days past due	4	-	-	-	438	-	-	442
Total past due	4	-	-	-	438	600	-	1,042

Non-accrual loans	-	-	-	-	594	2,615	-	3,209

Total loans	$68,022	$107,484	$20,350	$95,678	$140,158	$128,520	$3,014	$563,226

Acquired Loans:
Accruing loans current	$5,370	$89,511	$11,416	$33,660	$56,272	$30,726	$2,134	$229,089
Accruing loans past due:
31-59 days past due	-	-	26	-	-	-	2	28
60-89 days past due	760	157	5	-	-	-	6	928
Greater than 90 days past due	-	265	29	446	-	-	-	740
Total past due	760	422	60	446	-	-	8	1,696
Non-accrual loans	-	317	-	347	610	1,721	140	3,135
Total loans	$6,130	$90,250	$11,476	$34,453	$56,882	$32,447	$2,282	$233,920

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,070	$89,319	$15,034	$94,141	$121,094	$120,025	$1,301	$503,983
Accruing loans past due:
31-59 days past due	-	-	1	252	-	24	1	278
60-89 days past due	-	-	-	-	-	725	-	725
Greater than 90 days past due	15	-	-	-	445	-	-	460
Total past due	15	-	1	252	445	749	1	1,463

Non-accrual loans	-	330	63	-	765	4,207	-	5,365

Total loans	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Accruing loans current	$5,924	$91,936	$12,290	$35,574	$58,369	$36,568	$2,765	$243,426
Accruing loans past due:
31-59 days past due	67	89	59	73	337	-	11	636
60-89 days past due	309	10	-	607	200	-	23	1,149
Greater than 90 days past due	-	941	30	236	-	147	2	1,356
Total past due	376	1,040	89	916	537	147	36	3,141
Non-accrual loans	-	363	-	232	151	1,728	150	2,624
Total loans	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $7.5 million or 9.4% of total loans outstanding at June 30, 2016, which represents a decrease from $9.8 million or 1.3% at December 31, 2015.

The impaired loans at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$298	$-	$-	$2,667	$3,437	$-	$6,402
With an allowance recorded	-	-	-	-	-	1,555	-	1,555
With no related allowance recorded	-	298	-	-	2,667	1,882	-	4,847

Related allowance	-	-	-	-	-	1,157	-	1,157

Unpaid principal	-	298	-	-	2,667	3,437	-	6,402

Six months ended June 30, 2016
Average balance of impaired loans	-	324	-	-	2,667	4,140	-	7,131
Interest income recognized	-	10	-	-	-	89	-	99
Three months ended June 30, 2016
Average balance of impaired loans	-	323	-	-	2,667	4,036	-	7,026
Interest income recognized	-	10	-	-	-	55	-	65

Acquired Loans:
Recorded investment	$-	$316	$-	$347	$610	$2,411	$140	$3,824
With an allowance recorded	-	-	-	191	-	984	140	1,315
With no related allowance recorded	-	316	-	156	610	1,427	-	2,509

Related allowance	-	-	-	191	-	253	72	516

Unpaid principal	-	329	-	494	773	3,047	146	4,789

Six months ended June 30, 2016
Average balance of impaired loans	-	372	-	637	929	7,923	148	10,009
Interest income recognized	-	10	-	-	8	88	1	107
Three months ended June 30, 2016
Average balance of impaired loans	-	372	-	634	925	7,891	147	9,969
Interest income recognized	-	6	-	-	8	44	1	59

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$631	$63	$-	$2,838	$5,086	$-	$8,618
With an allowance recorded	-	-	-	-	-	1,160	-	1,160
With no related allowance recorded	-	631	63	-	2,838	3,926	-	7,458

Related allowance	-	-	-	-	-	1,160	-	1,160

Unpaid principal	-	631	63	-	2,838	5,086	-	8,618

Average balance of impaired loans	-	622	74	-	3,417	7,198	-	11,311
Interest income recognized	-	29	-	-	119	284	-	432

Acquired Loans:
Recorded investment	$-	$363	$-	$232	$151	$1,728	$150	$2,624
With an allowance recorded	-	-	-	-	-	48	75	123
With no related allowance recorded	-	363	-	232	151	1,680	75	2,501

Related allowance	-	-	-	-	-	48	75	123

Unpaid principal	-	426	-	402	302	2,742	150	4,022

Average balance of impaired loans	-	444	-	197	63	901	106	1,711
Interest income recognized	-	8	-	8	-	3	6	25

Included in the total impaired loans above were non-accrual loans of $6.3 million and $8.0 million at June 30, 2016 and December 31, 2015, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $252 thousand for the first six months of 2016.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2016 there was an additional allowance of $83 thousand recorded on one asset as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. There was no additional valuation allowances recorded for the period ended June 30, 2015. For the six months ended June 30, 2016 and 2015 there were no new loans transferred from loans to OREO and the Company did not sell any properties held as OREO.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered trouble debt restructured loans (“TDRs”) that may either be impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if: a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$298	$298
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	2	290	1	2	292
Consumer	1	140	-	-	140
	4	$1,024	3	$2,373	$3,397

	December 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	-	-	1	7	7
Consumer	1	150	-	-	150
	2	$744	3	$2,381	$3,125

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	June 30, 2016
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate (RE) - first lien
Forbearance	$-	$298	$298
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Forbearance	290	-	290
Extension or other modification	-	2	2
Consumer
Extension or other modification	140	-	140
Total trouble debt restructure loans	$1,024	$2,373	$3,397

	December 31, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate (RE) - first lien
Forbearance	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Extension or other modification	-	7	7
Consumer
Extension or other modification	150	-	150
Total trouble debt restructure loans	$744	$2,381	$3,125

There were two new commercial loans totaling $290 thousand restructured in the first six months of 2016. Both were modified from principal and interest payments to interest only payments for a 6 to 9 month period. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

Note 6: Goodwill and Other Intangible Assets

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at June 30, 2016.

June 30
(in thousands)	2016
Goodwill
Banking	$603

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	June 30, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$990	$2,550	7.11

	December 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$637	$2,903	7.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2016	$302
2017	506
2018	396
2019	314
2020	269
Thereafter	763
Total amortizing intangible assets	$2,550

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	June 30, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$179,699	23%	$173,689	23%
Interest-bearing checking	58,051	7	54,014	7
Money market accounts	259,382	32	230,661	31
Savings	53,184	7	51,989	7
Certificates of deposit $250,000 and over	12,975	2	15,749	2
Certificates of deposit under $250,000	234,827	29	221,306	30
Total deposits	$798,118	100%	$747,408	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2016 our directors earned 3,750 shares of stock as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	137,463	$12.30	264,652	$11.75
Granted	-	-	-	-
Exercised	(1,740)	11.00	(62,287)	10.48
Forfeited	(7,350)	12.04	(64,902)	11.83
Balance at period end	128,373	$12.33	137,463	$12.30
Exercisable at period end	128,373	$12.33	137,463	$12.30
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.00 at June 30, 2016 the options outstanding had an aggregate intrinsic value of $157 thousand. At December 31, 2015, based upon fair market value of $13.24, the options outstanding had an aggregate intrinsic value of $185 thousand.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	8,330	$6.92	33,330	$6.89
Granted	-	-	-	-
Vested	(8,330)	6.92	(18,336)	6.89
Forfeited	-	-	(6,664)	6.85
Balance at period end	-	$-	8,330	$6.92

At June 30, 2016, based on restricted stock awards outstanding, all of the pre-tax compensation expense related to unvested restricted stock awards has been recognized.

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

The Company granted 15,000 RSUs in the first half of 2016, all of which are subject to a three year vesting schedule. During 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

In 2014, 44,500 RSUs were granted, with 19,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 25,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	74,828	$13.23	44,500	$11.21
Granted	15,000	12.80	73,500	14.00
Vested	(10,333)	12.78	(19,836)	11.64
Forfeited	(3,500)	13.62	(23,336)	(12.84)
Balance at period ended	75,995	$13.16	74,828	$13.23

At June 30, 2016, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $810 thousand. This expense is expected to be recognized through 2019.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the Statement of Operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $171 thousand as well as $47 thousand for director compensation paid in stock for the six month period ended June 30, 2016. The Company recognized stock-based compensation expense related to the issuance of restricted stock and RSUs of $375 thousand as well as $95 thousand for director compensation paid in stock for the year ended December 31, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were not any stock options granted during the six months ended June 30, 2016 or in 2015.

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $312 thousand and $258 thousand, respectively, for the six months ended June 30, 2016 and 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $121 thousand and $45 thousand for the six month periods, respectively and $61 thousand and $23 thousand for the three month periods, respectively ending June 30, 2016 and 2015.

Note 10: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Six months ended June 30		Three months ended June 30
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$2,601	$1,440	$1,641	$791
Preferred stock dividends	(166)	(63)	(109)	(31)
Net income available to common shareholders (numerator)	$2,435	$1,377	$1,532	$760
BASIC
Basic average common shares outstanding (denominator)	6,963,199	4,478,972	6,970,876	4,841,538
Basic income per common share	$0.35	$0.31	$0.22	$0.16
DILUTED
Average common shares outstanding	6,963,199	4,478,972	6,970,876	4,841,538
Dilutive effect of common stock equivalents	93,083	114,420	90,991	118,919
Diluted average common shares outstanding (denominator)	7,056,282	4,593,392	7,061,867	4,960,457
Diluted income per common share	$0.35	$0.30	$0.22	$0.15

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	75,711	77,690	79,911	77,690

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

The final rule limits the Bank’s capital distributions and certain discretionary bonus payments if the Bank does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Management believes that, as of June 30, 2016 and December 31, 2015, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total capital (to risk-weighted assets)
Howard Bank	$91,752	10.89%	$67,378	8.00%	$84,222	10.00%
Howard Bancorp	$90,320	10.80%	$66,928	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$86,000	10.21%	$37,900	4.50%	$54,744	6.50%
Howard Bancorp	$81,157	9.70%	$37,647	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$86,000	10.21%	$50,533	6.00%	$67,378	8.00%
Howard Bancorp	$81,157	9.70%	$50,196	6.00%	N/A
Tier 1 capital (to average assets) (Leverage ratio)
Howard Bank	$86,000	8.85%	$38,885	4.00%	$48,607	5.00%
Howard Bancorp	$81,157	8.36%	$38,844	4.00%	N/A
As of December 31, 2015:
Total capital (to risk-weighted assets)
Howard Bank	$87,860	11.07%	$63,482	8.00%	$79,353	10.00%
Howard Bancorp	$95,737	12.09%	$63,370	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$35,709	4.50%	$51,579	6.50%
Howard Bancorp	$90,868	11.47%	$35,646	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$47,612	6.00%	$63,482	8.00%
Howard Bancorp	$90,868	11.47%	$47,528	6.00%	N/A
Tier 1 capital (to average assets) (Leverage ratio)
Howard Bank	$82,991	9.04%	$36,703	4.00%	$45,879	5.00%
Howard Bancorp	$90,868	9.90%	$36,710	4.00%	N/A

The decrease in the Howard Bancorp risk-based capital ratios for June 30, 2016 were directly impacted by the redemption of the preferred stock issued under the SBLF program. This redemption occurred on May 6, 2016. Further information on this redemption can be found in Footnote 12 below.

Note 12: Preferred Stock

On September 22, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of our Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders were entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate could vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remained outstanding for more than four-and-one-half years, the dividend rate was fixed at 9%. As of March 22, 2016, the dividend rate was fixed at 9%. Such dividends were not cumulative, but Bancorp could only declare and pay dividends on the Common Stock (or any other equity securities junior to the Series AA Preferred Stock) if it had declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and was subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if (i) we had not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) could have designated a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp would have been required to give such representative copies of all notices, minutes, consents and other materials that Bancorp provided to its directors in connection with such meetings.

On May 6, 2016, after receiving all required regulatory approvals, Bancorp redeemed the 12,562 shares of Series AA Preferred Stock that it had previously issued to the Treasury under the SBLF program for $12,562,000 in accordance with its terms. Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock. This debt matures one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

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

Recurring Fair Value Measurements

All classes of investment securities available for sale are recorded at fair value using reliable an unbiased evaluations by an industry wide valuation service and therefore fall into a Level 2 of the fair value hierarchy. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, propriety models, descriptive terms and conditions databases, and quality control programs.

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

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value for these loans is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was an $83 thousand valuation loss recognized during the six months ended June 30, 2016 and valuation losses of $736 thousand recognized for the year ended December 31, 2015. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$54,517	$-	$54,517	$-
U.S. Government treasuries	1,514	-	1,514	-
Mortgage-backed securities	37	-	37	-
Other investments	1,625	-	1,625	-
Loans held for sale	51,010	-	51,010	-
Loans held for investment	13,187	-	13,187	-
Rate lock commitments	661	-	661	-

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$48,422	$-	$48,422	$-
Mortgage-backed securities	57	-	57	-
Other investments	1,094	-	1,094	-
Loans held for sale	49,677	-	49,677	-
Rate lock commitments	508	-	508	-

Assets under fair value option:

June 30, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,010	$49,490	$1,520
Loans held for investment	13,187	12,371	816

December 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$49,677	$48,395	$1,282

There were no loans held for sale that were in non-accrual status at the end of either period presented. There was one loan totaling $219 thousand that was 90 days or more past due and still accruing interest at June 30, 2016 and no loans 90 days or more past due and still accruing interest at December 31, 2015. Net gain from the changes included in earnings in fair value of loans held for sale was $1.1 million and $69 thousand during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015. OREO is initially recorded at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

June 30, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,286	$-	$-	$2,286
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	542	-	-	542
Residential - junior lien	-	-	-	-
Commercial - owner occupied	156	-	-	156
Commercial - non-owner occupied	3,277	-	-	3,277
Commercial loans and leases	4,438	-	-	4,438
Consumer	140	-	-	140

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	994	-	-	994
Residential - junior lien	63	-	-	63
Commercial - owner occupied	232	-	-	232
Commercial - non-owner occupied	2,989	-	-	2,989
Commercial loans and leases	5,606	-	-	5,606
Consumer	75	-	-	75

At June 30, 2016 and December 31, 2015, OREO consisted of initially recorded value of $5.2 million, less a valuation allowance of $2.9 million. The allowance for credit losses on impaired loans was $1.7 million and $1.3 million at June 30, 2016 and December 31, 2015 respectively.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at June 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of our financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

	June 30, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$57,693	$57,693	$-	$57,693	$-
Nonmarketable equity securities	3,934	3,934	-	3,934	-
Loans held for sale	51,010	51,010	-	51,010	-
Loans held for investment	13,187	13,187	-	13,187	-
Rate lock commitments	661	661	-	661	-
Loans and leases	778,215	780,507	-	-	780,507
Financial Liabilities
Deposits	798,118	797,588	-	797,588	-
Short-term borrowings	62,147	62,147	-	62,147	-
Long-term borrowings	39,226	39,374	-	39,374	-

	December 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$49,573	$49,573	$-	$49,573	$-
Nonmarketable equity securities	4,163	4,163	-	4,163	-
Loans held for sale	49,677	49,677	-	49,677	-
Rate lock commitments	508	508	-	508	-
Loans and leases	755,133	760,562	-	-	760,562
Financial Liabilities
Deposits	747,408	747,938	-	747,938	-
Short-term borrowings	69,121	69,121	-	69,121	-
Long-term borrowings	29,707	29,911	-	29,911	-

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at June 30, 2016 and December 31, 2015 and our consolidated results of operations for the periods ended June 30, 2016 and June 30, 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Total assets increased by $42.1 million or 4.4% when comparing June 30, 2016 assets of $988.8 million to the $946.8 million at December 31, 2015. Total loans and leases outstanding of $797.1 million at the end of June 2016 showed an increase of $37.1 million or 4.9% compared to total loans and leases of $760.0 million on December 31, 2015. Total deposits grew $50.7 million or 6.8% when comparing June 30, 2016 to December 31, 2015.

The first half of 2016 net income was $2.6 million, which represents an increase of $1.2 million or 80.6% over net income of $1.4 million for the first half of 2015. Net interest income for the six months ended June 30, 2016 was $17.0 million versus $13.6 million for the first six months of 2015, an increase of approximately $3.5 million or 25.5%. Total noninterest income was $7.4 million for the first half of 2016, compared to a total of $5.8 million for the same period in 2015. Total noninterest expenses increased to $19.5 million from $16.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2016 and December 31, 2015 balance sheets is presented below.

Balance Sheet

Total assets increased $42.1 million, or 4.4%, to $988.8 million at June 30, 2016 compared to $946.8 million at December 31, 2015. This asset growth was primarily a result of increases in loans and leases of $37.1 million, investment securities of $8.1 million, loans held for sale of $1.3 million and bank owned life insurance of $2.5 million. Partially offsetting the growth in these categories was a decline in cash and cash equivalents of $5.5 million. Organic loan growth was funded from increases in customer deposits, which increased by $50.7 million during the first half of 2016. The net increase in borrowing of $2.5 million and the reduction in cash and cash equivalents were a direct result of the redemption of $12.6 million of preferred stock that was previously issued to the U.S. Department of the Treasury under its Small Business Lending Fund (“SBLF”) program in May 2016. Total shareholders’ equity declined $9.8 million as a result of the redemption of the preferred stock, mitigated by the retention of earnings of $2.4 million.

Securities Available for Sale

We currently hold U.S. agency securities, mortgage backed securities, stock in another small financial institution and mutual fund investments in our securities portfolio, all of which are categorized as available for sale. The investment in a mutual fund is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At June 30, 2016 and December 31, 2015 we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $3.9 million and $4.2 million, respectively. This investment, which is required for continued FHLB membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$54,502	$54,517	$48,467	$48,422
Treasuries	1,514	1,514	-	-
Mortgage-backed	35	37	54	57
Other investments	1,600	1,625	1,100	1,094
	$57,651	$57,693	$49,621	$49,573

We had securities available for sale of $57.7 million and $49.6 million at June 30, 2016 and December 31, 2015, respectively, which were recorded at fair value. This represents an increase of $8.1 million, or 16.4%, from year end 2015. Nearly $51.0 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities available for use as collateral. We did not record any gains or losses on the sales or calls of securities for the first half of 2016.

With respect to our portfolio of securities available for sale, the portfolio contained nine securities with unrealized losses of $4 thousand and 19 securities with unrealized losses of $51 thousand at June 30, 2016 and December 31, 2015, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased $37.1 million or 4.9%, to $797.1 million at June 30, 2016 from $760.0 million at December 31, 2015. At June 30, 2016, total loans and leases represented 80.6% of total assets, compared to 80.3% of total assets at December 31, 2015. This organic growth resulted from growth in total real estate loans during the first half of 2016, which increased $38.6 million or 6.5% from December 31, 2015 levels. This total real estate loan growth consisted of increases of $19.1 million in residential real estate loans and $19.5 million in commercial real estate loans (including construction and land development). Commercial loans and leases declined $2.5 million during the first half of 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the amounts below, we had loans held for sale of $51.0 million at June 30, 2016 and $49.7 million at December 31, 2015.

(dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$74,152	9.3%	$69,385	9.1%
Residential - first lien	197,734	24.8	182,988	24.1
Residential - junior lien	31,826	4.0	27,477	3.6
Total residential real estate	229,560	28.8	210,465	27.7
Commercial - owner occupied	130,131	16.3	131,114	17.3
Commercial - non-owner occupied	197,040	24.7	181,361	23.9
Total commercial real estate	327,171	41.1	312,475	41.1
Total real estate loans	630,883	79.2	592,325	77.9
Commercial loans and leases	160,967	20.2	163,424	21.4
Consumer loans	5,296	0.7	4,253	0.6
Total loans and leases	$797,146	100.0%	$760,002	100.0%

Deposits

Our deposits increased from $747.4 million at December 31, 2015 to $798.1 million at June 30, 2016, an increase of $50.7 million or 6.8%. Money market accounts had the largest increase - $28.7 million or 12.5%, followed by: certificates of deposit with growth of $10.7 million or 4.5%; noninterest bearing demand deposits with growth of $6.0 million or 3.5%; interest bearing demand deposits increasing by $4.0 million or 7.5%; and savings accounts increasing $1.2 million or 2.3%.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	June 30, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$179,699	23%	$173,689	23%
Interest-bearing checking	58,051	7	54,014	7
Money market accounts	259,382	32	230,661	31
Savings	53,184	7	51,989	7
Certificates of deposit $250,000 and over	12,975	2	15,749	2
Certificates of deposit under $250,000	234,827	29	221,306	30
Total deposits	$798,118	100%	$747,408	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings have historically consisted of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, and a junior subordinated debenture assumed in the Patapsco Bancorp acquisition. In the second quarter of 2016 a variable rate term debt with Raymond James Bank, N.A. was added to our borrowings to help fund the redemption of $12.6 million in preferred stock issued under the SBLF program.

Our borrowings totaled $101.4 million at June 30, 2016 and $98.8 million at December 31, 2015. Short-term borrowings totaled $62.1 million at June 30, 2016 and $69.1 million at December 31, 2015. At June 30, 2016, we had six long-term FHLB advances outstanding totaling $23.2 million, junior subordinated debt $3.4 million and the $12.6 million variable rate debt.

Shareholders’ Equity

Total shareholders’ equity decreased $9.8 million, or approximately 10.6%, from $92.9 million at December 31, 2015 to $83.1 million at June 30, 2016. Changes in shareholders’ equity were primarily the result of Howard Bancorp redeeming all $12.6 million of SBLF preferred stock issued to the U.S. Treasury partially offset by the retention of the earnings for the first half of 2016. Comparing common equity at June 30, 2016 of $83.1 million to common equity at December 31, 2015 of $80.4 million. Common equity increased $ 2.7 million or 3.4%.

Total shareholders’ equity at June 30, 2016 represents a capital to asset ratio of 8.4%, while total shareholders’ equity at December 31, 2015 represented a capital to asset ratio of 9.8%. The decrease in the capital asset ratio is similarly the result of the redemption of the SBLF preferred stock in May 2016, partially offset by the retention of the earnings for the first half of 2016.

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

	Six months ended June 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$164,368	$4,186	5.12%	$135,957	$3,360	4.98%
Commercial real estate	312,839	7,512	4.83	250,208	6,506	5.24
Construction and land	71,532	1,681	4.73	62,148	1,458	4.73
Residential real estate	218,238	4,662	4.30	111,031	2,578	4.68
Consumer	4,020	110	5.53	4,233	124	5.93
Total loans and leases	770,997	18,151	4.73	563,577	14,026	5.02
Loans held for sale	43,791	757	3.48	41,643	746	3.61
Federal funds sold	32,210	64	0.40	21,948	27	0.25
Securities: [2]
U.S. Treasury	183	1	0.84	3,933	2	0.10
U.S Gov agencies	50,617	93	0.37	28,880	51	0.36
Mortgage-backed	45	1	4.43	86	2	4.46
Other investments	5,100	98	3.85	2,964	56	3.81
Total securities	55,945	193	0.69	35,863	111	0.62
Total earning assets	902,943	19,165	4.27	663,031	14,910	4.53
Cash and due from banks	7,133			6,890
Bank premises and equipment, net	20,793			13,316
Other assets	30,645			19,743
Less: allowance for credit losses	(5,192)			(3,866)
Total assets	$956,322			$699,114
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$56,848	$65	0.23%	$43,996	$47	0.21%
Money market	245,623	570	0.47	136,426	342	0.51
Savings	53,579	37	0.14	33,781	24	0.14
Time deposits	238,390	995	0.84	206,460	760	0.74
Total interest-bearing deposits	594,440	1,667	0.56	420,663	1,173	0.56
Short-term borrowings	53,955	143	0.53	44,281	55	0.25
Long-term borrowings	36,894	337	1.84	19,157	116	1.22
Total interest-bearing funds	685,289	2,147	0.63	484,101	1,344	0.56
Noninterest-bearing deposits	175,668			144,583
Other liabilities and accrued expenses	6,300			7,442
Total liabilities	867,257			636,126
Shareholders' equity	89,065			62,988
Total liabilities & shareholders' equity	$956,322			$699,114
Net interest rate spread [3]		$17,018	3.64%		$13,566	3.98%
Effect of noninterest-bearing funds			0.15			0.15
Net interest margin on earning assets [4]			3.79%			4.13%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended June 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$164,243	$1,989	4.87%	$140,448	$1,681	4.80%
Commercial real estate	314,663	3,759	4.80	257,351	3,338	5.20
Construction and land	73,157	854	4.69	61,556	733	4.78
Residential real estate	224,054	2,393	4.30	110,319	1,228	4.46
Consumer	3,889	41	4.28	4,126	65	6.29
Total loans and leases	780,006	9,036	4.66	573,800	7,045	4.92
Loans held for sale	42,271	365	3.47	41,931	369	3.53
Federal funds sold	33,958	31	0.36	20,956	14	0.26
Securities: [2]
U.S. Treasury	366	1	-	3,868	2	-
U.S. Gov agencies	58,843	66	0.45	27,520	24	0.35
Mortgage-backed	39	-	-	80	1	4.41
Other investments	5,351	54	4.05	3,186	29	3.68
Total securities	64,599	121	0.75	34,654	56	0.64
Total earning assets	920,833	9,553	4.17	671,341	7,484	4.47
Cash and due from banks	7,427			6,253
Bank premises and equipment, net	20,708			14,494
Other assets	30,762			19,250
Less: allowance for credit losses	(5,376)			(4,049)
Total assets	$974,355			$707,289
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$59,083	34	0.23%	$40,163	$23	0.23%
Money market	256,043	318	0.50	135,975	169	0.50
Savings	53,739	19	0.14	34,824	10	0.12
Time deposits	242,156	521	0.87	212,484	394	0.74
Total interest-bearing deposits	611,021	892	0.59	423,446	596	0.56
Short-term borrowings	51,957	78	0.60	41,427	26	0.25
Long-term borrowings	39,507	208	2.12	20,577	63	1.23
Total interest-bearing funds	702,485	1,178	0.67	485,450	685	0.57
Noninterest-bearing deposits	180,123			147,906
Other liabilities and accrued expenses	5,825			6,663
Total liabilities	888,433			640,019
Shareholders' equity	85,922			67,270
Total liabilities & shareholders' equity	$974,355			$707,289
Net interest rate spread [3]		$8,375	3.50%		$6,799	3.91%
Effect of noninterest-bearing funds			0.16			0.15
Net interest margin on earning assets [4]			3.66%			4.06%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Available for sale securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six months ended June 30, 2016 vs. 2015 Due to variances in			Three months ended June 30, 2016 vs. 2015 Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$826	$96	$730	$308	$25	$283
Commercial real estate	1,006	(512)	1,518	421	(253)	674
Construction and land	223	(1)	224	121	(13)	134
Residential real estate	2,084	(212)	2,296	1,165	(45)	1,210
Consumer	(14)	(9)	(5)	(24)	(21)	(3)
Loans held for sale	11	(27)	38	(4)	(6)	2
Taxable securities	82	13	69	65	10	55
Federal funds sold	37	16	21	17	6	11
Total interest income	4,255	(636)	4,891	2,069	(297)	2,366

Interest paid on:
Savings deposits	13	-	13	9	2	7
Interest-bearing demand deposits	18	4	14	11	-	11
Money market accounts	228	(30)	258	149	-	149
Time deposits	235	102	133	127	66	61
Short-term borrowings	88	62	26	52	36	16
Long-term borrowings	221	59	162	145	45	100
Total interest expense	803	197	606	493	149	344
Net interest earned	$3,452	$(833)	$4,285	$1,576	$(446)	$2,022

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2016 and June 30, 2015 is presented below.

General

Net income available to common shareholders increased $1.1 million, or 76.8%, to $2.4 million for the six months ended June 30, 2016 compared to $1.4 million for the same period in 2015. The increase in net income available to common shareholders was primarily driven by a $5.1 million increase in revenues (net interest income plus noninterest income) partially offset by a $3.3 million increase in noninterest expense. Much of this revenue growth and the increased operating expenses are attributable to our continued strategic and organic growth initiatives.

Interest Income

Interest income increased $4.3 million, or 28.5%, to $19.2 million for the six months ended June 30, 2016 compared to $14.9 million for the same period in 2015. The increase was almost entirely due to a $4.1 million, or 28.0%, increase in interest income and fees on loans, leases and loans held for sale. The increase in interest income in these loan categories was due to a $209.6 million or 34.6% increase in the average balance of loans and leases and loans held for sale period over period, largely as a result of the Patapsco Bancorp acquisition, with the positive impact on interest income partially offset by a 24 basis point decrease in the yield on these assets. Increases of $30.3 million in the average balance of and 11 basis points in the average yield on other earning assets also contributed to the increase in interest income.

Interest Expense

Interest expense increased $803 thousand, or 59.8%, to $2.1 million for the six months ended June 30, 2016, compared to $1.3 million for the same period in 2015. Interest expense on deposits increased $494 thousand or 42.1% period over period as a direct result of the $173.8 million or 41.3% increase in average interest-bearing deposits we experienced, largely attributable to the deposits we acquired in the Patapsco acquisition. Overall, the average rate paid on our interest-bearing deposits remained unchanged when comparing the first half of 2016 to the same period in 2015, thus all of the increase in interest expense related to the increased deposit levels. We were able to keep our cost of funds stable despite increases in the average rates paid on our interest-bearing demand accounts and time deposits by attracting and maintaining lower-cost money market accounts. Average money market balances grew 80% when comparing the six months ended June 30, 2016 to the same period last year, while the average rate on these deposits decreased four basis points over the same period.

Interest expense on borrowings comparing the six months ended June 30, 2016 to the six months ended June 30, 2015 increased $309 thousand. The largest factor in this increase is the increase in the average balance of and average rate on our long-term borrowings resulting from the $3.4 million of debt we assumed in the Patapsco Bancorp acquisition and the $12.6 million variable rate debt we incurred to fund the redemption of our outstanding preferred stock as discussed above. It is important to note that while our SBLF preferred stock was outstanding we were paying a dividend on the stock, which was not a component of interest expense, while the additional $12.6 million in borrowings used to redeem the preferred stock has associated interest payments and thus, is now a component of interest expense.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $3.5 million, or 25.5%, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As would be expected, the impact of the additional interest expense on increased borrowing associated with the preferred stock redemption as well as reduction in loan yields resulted in a decrease in our net interest margin from 4.13% for the first half of 2015 to 3.79% for the first six months of 2016.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $900 thousand for the six months ended June 30, 2016 compared to $785 thousand for the same period in 2015, an increase of $115 thousand or 14.7%. The provision for 2016 reflects additional general provisions that are required given our continued growth in the size of the loan portfolio, while maintaining specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $7.4 million for the six months ended June 30, 2016 compared to $5.8 million for the six months ended June 30, 2015, a $1.6 million or 28.3% increase. Noninterest income levels during 2016 continue to be driven by growth in our mortgage banking activities. Due to higher levels of mortgage loans sold into the secondary market, realized and unrealized gains on the sale of loans produced approximately $4.1 million in noninterest revenues for the first half of 2016 compared to $3.5 million for the same period of 2015. Noninterest income during the 2016 period also benefited from a $652 thousand one-time gain on the sale of an acquired impaired loan during the second quarter of 2016. In addition, earnings on bank owned life insurance (“BOLI”) increased $130 thousand comparing the first six months of 2016 to the first six months of 2015 as a result of the Bank purchasing an additional $2.2 million in BOLI in January 2016, as well as the addition of the BOLI acquired in the Patapsco Bancorp acquisition. Loan fee income, which is associated with the origination of portfolio and held for sale loans, increased $342 thousand as a direct result of the increase in the number of loans originated period over period.

Noninterest Expenses

Noninterest expenses increased $3.3 million, or 20.0%, to $19.5 million for the six months ended June 30, 2016 from $16.3 million for the same period of 2015. Compensation and benefit expenses, which increased $1.7 million or 21.4% when comparing the six months ended June 30, 2016 to the six months ended June 30, 2015, continue to represent the largest percentage of noninterest expense. The primary driver of the increase in compensation and benefits is the additional staff associated with the Patapsco Bancorp acquisition as well as our hiring of experienced personnel to support our growth since June 30, 2015. The number of our full time equivalent (FTE) staff increased from 220 at June 30, 2015 to 269 FTE’s at June 30, 2016. In addition, occupancy and equipment expense for the 2016 period increased $684 thousand compared to the six months ended June 30, 2015 due to the increased number of locations we operated during the 2016 period compared to the prior year. Additionally we incurred approximately $500 thousand in occupancy cost to exit lease agreements on three branch locations that we closed in the second quarter of 2016. Loan production expense, which includes costs related to originating, closing and securitizing loans, including both loans placed in our portfolio and loans held for sale, increased $643 thousand to $1.6 million during the six months ended June 30, 2016 as a result of the increased number of loans originated during the 2016 period compared to the comparable period of 2015.

As we have continued to expand many of our noninterest expenses have increased to support expanding infrastructures, growth initiatives and delivery strategies. Cost increases related to this expansion when comparing the six months ended June 30, 2016 to the same period last year include: marketing and business development - $304 thousand; professional fees - $315 thousand; data processing - $195 thousand; and FDIC assessment - $196 thousand. These increases were partially offset by the lack of any merger and restructuring costs during the six months ended June 30, 2016, compared to $1.1 million of such costs during the first half of 2015 associated with our acquisition of NBRS Financial Bank in 2014 and of Patapsco Bancorp in August 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders for the six months ended June 30, 2016 increased $1.1 million, or 76.8%, to $2.4 million compared to net income available to common shareholders of $1.4 million for the six months ended June 30, 2015. This increase was due to the increases in net interest income and noninterest income partially offset by an increase in noninterest expenses, much of which is attributable to our continued growth initiatives, as discussed above.

Pretax income increased by $1.7 million from $2.3 million in the first half of 2015 to $4.0 million in the first half of 2016. Income tax expense amounted to $1.4 million during the first six months of 2016 compared to $853 thousand for the first six months of 2015.

Earnings per common share (EPS) for the first half of 2016 were $0.35 compared to $0.31 for the same six month period in 2015, representing an increase of 12.9%. The disparity between the net income growth of 76.8% versus the EPS growth of 12.9% was influenced by a 2.5 million or 55.5% increase in the average number of shares outstanding for 2016 resulting from our common stock offering in June 2015 and shares issued in the Patapsco Bancorp acquisition that closed in the third quarter of 2015.

A comparison between the three months ended June 30, 2016 and June 30, 2015 is presented below.

General

Net income available to common shareholders increased $772 thousand, or over 100%, to $1.5 million for the three months ended June 30, 2016 compared to $760 thousand for the three months ended June 30, 2015. This resulted in basic earnings per common share of $0.22 for the second quarter 2016 compared to $0.16 in the same period of 2015.

Interest Income

Interest income increased $2.1 million, or 27.6%, to $9.6 million for the three months ended June 30, 2016 compared to $7.5 million for the same period of 2015. The increase was almost entirely due to a $2.0 million, or 26.8%, increase in interest income and fees on loans and leases and loans held for sale. This increase, in turn, resulted from a $206.5 million increase in average loan and lease and loan held for sale balances, primarily as a result of the Patapsco Bancorp acquisition, partially offset by a 23 basis point decrease in the average yield on these assets when comparing the three months ended June 30, 2016 to the same period of 2015. In addition, the average balance of securities increased $29.9 million and the average yield on such securities increased 37 basis points during the second quarter of 2016 compared to the same period in the prior year, resulting in increased interest and dividends on securities income of $65 thousand or 116.1% quarter over quarter. Finally, interest income on federal funds sold increased $17 thousand over the same period in 2015 as a result of a $13 million increase in their average balance and a ten basis point increase in their average yield.

Interest Expense

Interest expense increased $493 thousand, or 72.0%, to $1.2 million for the three months ended June 30, 2016, compared to $685 thousand for the same period of 2015, as a result of increases in the average balance of and, to a lesser extent, average rates paid on deposits and borrowings. Deposit interest expense increased $296 thousand and interest on borrowings increased $197 thousand quarter over quarter. These increases were primarily a result of increases in the average balance of both interest-bearing deposits and borrowings. Average deposit growth was driven by the deposits acquired in the Patapsco Bancorp acquisition, while the primary reason for the increase in borrowing levels was the $3.4 million of debt we assumed in the Patapsco acquisition and the $12.6 million variable rate debt incurred to fund the redemption of our SBLF preferred stock, as discussed above with respect to the six-month comparison of operating results. The average rate paid on our interest-bearing liabilities increased to 0.67% during the three months ended June 30, 2016 from 0.57% during the same period of 2015; the rate paid on our deposits increased three basis points, while the average rate paid on our borrowings increased 68 basis points during the three months ended June 30, 2016 compared to the same period of 2015 as a result of the acquired Patapsco debt and the debt used to redeem the SBLF preferred stock.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income increased $1.6 million, or 23.2%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As is to be expected given the 72.0% increase in interest expense, driven largely by the additional borrowings to fund the SBLF preferred stock redemption, while interest income grew only 27.6% during the three months of 2016 versus the same period in 2015, our net interest margin decreased from 4.06% for the second quarter of 2015 to 3.66% for the second quarter of 2016.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $515 thousand for the three months ended June 30, 2016 compared to $535 thousand for the same period in 2015, a decrease of $20 thousand or 3.7%.

Noninterest Income

Noninterest income was $4.6 million for the three months ended June 30, 2016 compared to $3.4 million for the three months ended June 30, 2015, a $1.1 million or 32.9% increase. This increase was primarily due to the $454 thousand increase in income generated from the mortgage banking activities and a gain on the sale on an acquired impaired loan of $652 thousand during the second quarter of 2016.

Noninterest Expenses

Noninterest expenses increased by $1.4 million, or 16.8%, during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. As discussed above with respect to the six month period ended June 30, 2016, expanding staff, locations and continuing growth have increased costs to support expanding infrastructure, growth initiatives and delivery strategies. In this regard, compensation and employee benefits increased $931 thousand, marketing and business development increased $209 thousand, professional fees increased $302 thousand and data processing cost increased $217 thousand quarter over quarter. Offsetting these increases in noninterest expense was a decrease of $731 thousand in merger and restructuring costs as a result of incurring no such costs during the 2016 period, while such expenses incurred during the 2015 period were related to the NBRS systems conversion and the Patapsco Bancorp acquisition.

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

(in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Residential - first lien	$317	$693
Residential - junior lien	-	63
Commercial	1,551	1,148
Commercial and leases	4,336	5,935
Consumer	140	150
Total non-accrual loans	6,344	7,989
Accruing troubled debt restructured loans:
Real estate loans:
Residential - first lien	$298	$301
Commercial	2,073	2,073
Commercial and leases	2	7
Total accruing troubled debt restructured loans	2,373	2,381
Total non-performing loans	8,717	10,370
Other real estate owned:
Land	964	964
Commercial	1,322	1,405
Total other real estate owned	2,286	2,369
Total non-performing assets	$11,003	$12,739
Ratios:
Non-performing loans to total gross loans	1.09%	1.36%
Non-performing assets to total assets	1.11%	1.35%

Included in non-accrual loans at June 30, 2016 are four troubled debt restructured loans totaling $1.0 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three troubled debt restructured loans totaling $2.4 million performing subject to their modified terms at June 30, 2016. At June 30, 2016, loans 90 days or more past due and still accruing interest consisted of the following :

•	Construction and land loans totaling $4 thousand.
•	Residential first liens totaling $265 thousand.
•	Residential junior liens totaling $29 thousand.
•	Commercial real estate owner occupied loans totaling $446 thousand.
•	Commercial real estate non-owner occupied loans totaling $438 thousand.

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

Nonperforming assets amounted to $11.0 million, or 1.11% of total assets, at June 30, 2016 compared to $12.7 million, or 1.35% of total assets, at December 31, 2015. Total nonperforming assets decreased $1.7 million or 13.6% during the first half of 2016. There was an additional valuation allowance of $83 thousand recorded on one property during the first six months of 2016 as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount.

The composition of our nonperforming loans at June 30, 2016 is further described below:

Non-Accrual Loans:

•	Two residential first lien loans totaling $317 thousand.
•	Three commercial owner occupied loans totaling $347 thousand, one with a $191 thousand specific reserve.
•	Eight commercial non-owner occupied loans totaling $1.2 million, which eight credits represent four relationships.
•	27 commercial loans totaling $4.3 million, three with a Small Business Administration (“SBA”) guarantee and five that include a specific reserve totaling $1.4 million.
•	One consumer loan in the amount of $140 thousand with a specific reserve of $72 thousand.

Accruing Trouble Debt Restructured Loans:

•	One residential first lien for $298 thousand.
•	One non-owner occupied commercial real estate loan for $2.1 million.
•	One commercial loan for $2 thousand.

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

At June 30, 2016 and December 31, 2015, nonperforming loans were $8.7 million and $10.4 million, respectively. The amount of impaired loans requiring specific reserves totaled $2.9 million at June 30, 2016 and $1.3 million at December 31, 2015. The amount of impaired loans not in need of a specific valuation allowance totaled $7.4 million and $10.0 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Six months ended	Twelve months ended
(in thousands)	June 30, 2016	December 31, 2015
Balance at beginning of year	$4,869	$3,602
Charge-offs:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	(23)
Residential junior lien loans	-	(12)
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	-	(82)
Commercial loans and leases	(66)	(825)
Consumer loans	(11)	(5)
	(77)	(947)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	3
Residential junior lien loans	-	1
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	3	318
Commercial loans and leases	26	52
Consumer loans	23	4
	52	378
Net charge-offs	(25)	(569)
Provision for credit losses	900	1,836
Balance at end of year	$5,744	$4,869

Net charge-offs to average loans and leases	0.003%	0.090%

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

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent[1]	Amount	Percent[1]
Real estate
Construction and land loans	$448	9.3%	$265	9.1%
Residential first lien loans	365	24.8	300	24.1
Residential junior lien loans	70	4.0	47	3.6
Commercial owner occupied loans	578	16.3	309	17.3
Commercial non-owner occupied loans	841	24.7	728	23.9
Commercial loans and leases	3,283	20.2	3,094	21.5
Consumer loans	159	0.7	126	0.6
Total	$5,744	100.0%	$4,869	100.0%

(1) Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2016 and December 31, 2015. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016 and December 31, 2015, cash and cash equivalents totaled $32.8 million and $38.3 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2016 and December 31, 2015, we had $135.8 million and $167.7 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $58.6 million and $95.0 million at June 30, 2016 and December 31, 2015, respectively, and $77.2 million and $72.7 million in unused lines of credit to borrowers at June 30, 2016 and December 31, 2015, respectively. In addition to commitments to originate loans and unused lines of credit we had $8.1 million and $7.8 million in letters of credit at June 30, 2016 and December 31, 2015, respectively. Certificates of deposit due within one year of June 30, 2016 totaled $155.4 million, or 14.4% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first half of 2016 cash was utilized to increase our portfolio of loans by $37.2 million. For the same period of 2015, cash use to fund our loan portfolio totaled $30.0 million. During the first half of 2016 we utilized cash to purchase additional securities totaling $54.0 million while receiving $46.0 million as a result of securities maturing. For the same period in 2015 we purchase additional securities totaling $23.5 million and we received $30.0 million in security maturities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $50.7 million during the six months ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $72.5 million at June 30, 2016 compared to $78.5 million at December 31, 2015. At June 30, 2016, we had the ability to borrow up to a total of $213.2 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016 and December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. At June 30, 2016, the risk based capital ratio’s for the Company were impacted by the redemption of the preferred stock issued under the SBLF program.

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

Outstanding loan commitments and lines of credit at June 30, 2016 and December 31, 2015 are as follows:

(in thousands)	June 30, 2016	December 31, 2015

Unfunded loan commitments	$58,595	$95,009
Unused lines of credit	77,158	72,664
Letters of credit	8,073	7,848

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at June 30, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.     Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of June 30, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect Bancorp’s internal control over financial reporting.

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

HOWARD BANCORP, INC.
(Registrant)

August 15, 2016	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 15, 2016	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

