Form 10-Q
period 2016-09-30
Howard Bancorp Inc
filed 2016-11-14
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of common stock outstanding as of October 31, 2016.

Common Stock, $0.01 par value – 6,991,072 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers, continuing to increase our originations of one-to four-family residential mortgage loans, increasing our mortgage lending portfolio and selling loans into the secondary markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the expected impact of recent accounting pronouncements; and
•	future cash requirements and lack of expected losses relating to commitments to extend credit.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$33,553	$31,818
Federal funds sold	10,325	6,522
Total cash and cash equivalents	43,878	38,340
Interst bearing deposits with banks	19,513	-
Securities available-for-sale, at fair value	37,718	49,573
Nonmarketable equity securities	4,741	4,163
Loans held for sale, at fair value	46,342	49,677
Loans and leases, net of unearned income	816,590	760,002
Allowance for credit losses	(5,634)	(4,869)
Net loans and leases	810,956	755,133
Bank premises and equipment, net	20,287	20,765
Goodwill	603	603
Core deposit intangible	2,384	2,903
Bank owned life insurance	21,208	18,548
Other real estate owned	2,543	2,369
Interest receivable and other assets	4,614	4,685
Total assets	$1,014,787	$946,759
LIABILITIES
Noninterest-bearing deposits	$183,118	$173,689
Interest-bearing deposits	620,655	573,719
Total deposits	803,773	747,408
Short-term borrowings	93,263	69,121
Long-term borrowings	26,643	29,707
Deferred tax liability	881	1,667
Accrued expenses and other liabilities	5,336	5,957
Total liabilities	929,896	853,860
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015	-	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,988,180 shares at September 30, 2016 and 6,962,139 at December 31, 2015	70	70
Capital surplus	70,897	70,587
Retained earnings	13,895	9,712
Accumulated other comprehensive income (loss)	29	(32)
Total shareholders’ equity	84,891	92,899
Total liabilities and shareholders’equity	$1,014,787	$946,759

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands, except share data)	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$28,592	$23,177	$9,684	$8,405
Interest and dividends on securities	299	179	106	68
Other interest income	98	43	34	16
Total interest income	28,989	23,399	9,824	8,489
INTEREST EXPENSE
Deposits	2,558	1,866	891	693
Short-term borrowings	380	98	169	43
Long-term borrowings	385	188	116	72
Total interest expense	3,323	2,152	1,176	808
NET INTEREST INCOME	25,666	21,247	8,648	7,681
Provision for credit losses	1,302	1,015	402	230
Net interest income after provision for credit losses	24,364	20,232	8,246	7,451
NONINTEREST INCOME
Service charges on deposit accounts	501	592	178	189
Realized and unrealized gains on mortgage banking activity	6,984	5,415	2,847	1,910
Gain (loss) on the sale of loans	612	-	(40)	-
Loss on the disposal of furniture, fixtures & equipment	(70)	-	(1)	-
Income from bank owned life insurance	461	278	156	103
Loan fee income	2,631	2,140	997	848
Other operating income	687	619	247	207
Total noninterest income	11,806	9,044	4,384	3,257
NONINTEREST EXPENSE
Compensation and benefits	14,381	12,441	4,927	4,652
Occupancy and equipment	3,625	2,810	1,062	931
Amortization of core deposit intangible	519	248	166	82
Marketing and business development	2,475	2,093	864	786
Professional fees	1,692	1,080	669	386
Data processing fees	1,273	902	524	348
Merger and restructuring	-	3,303	-	2,166
FDIC Assessment	604	315	199	106
Provision for other real estate owned	83	736	-	736
Loan production expense	2,295	1,534	717	600
Other operating expense	2,470	2,412	752	807
Total noninterest expense	29,417	27,874	9,880	11,600
INCOME (LOSS) BEFORE INCOME TAXES	6,753	1,402	2,750	(892)
Income tax expense (benefit)	2,404	747	1,002	(106)
NET INCOME (LOSS)	$4,349	$655	$1,748	$(786)
Preferred stock dividends	166	94	-	31
Net income (loss) available to common shareholders	$4,183	$561	$1,748	$(817)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.60	$0.09	$0.25	$(0.13)
Diluted	$0.59	$0.09	$0.25	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (unaudited)

	For the nine months ended
	September 30,
(in thousands)	2016	2015
Net Income	$4,349	$655
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains	94	54
Related income tax expense	(33)	(19)
Comprehensive income	$4,410	$690

	For the three months ended
	September 30,
(in thousands)	2016	2015
Net Income (Loss)	$1,748	$(786)
Other comprehensive income
Investments available-for-sale:
Net unrealized holding gains	6	14
Related income tax expense	(4)	(4)
Comprehensive income (loss)	$1,750	$(776)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/(loss)	Total

Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	655	-	655
Net unrealized gain on securities	-	-	-	-	-	35	35
Dividends paid on preferred stock	-	-	-	-	(94)	-	(94)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Director stock awards	-	5,560	-	72	-	-	72
Business combination	-	560,891	6	8,043			8,049
Exercise of options	-	21,465	-	217	-	-	217
Stock-based compensation	-	14,002	-	385	-	-	385
Balances at September 30, 2015	$12,562	6,921,378	$69	$70,173	$9,257	$19	$92,080

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	4,349	-	4,349
Net unrealized gain on securities	-	-	-	-	-	61	61
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Issuance of common stock:
Director stock awards	-	5,629	-	72	-	-	72
Exercise of options	-	1,740	-	19	-	-	19
Stock-based compensation	-	18,672	-	219	-	-	219
Balances at September 30, 2016	$-	6,988,180	$70	$70,897	$13,895	$29	$84,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended
	September 30
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,349	$655
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,302	1,015
Deferred income tax benefit	(241)	(2,153)
Provision for other real estate owned	83	736
Depreciation	927	712
Stock-based compensation	291	457
Net amortization of investment securities	(8)	(4)
Net amortization of discount on purchased loans	(592)	(798)
Loss on disposal of furniture, fixtures & equipment	70	-
Net amortization of intangible asset	519	248
Loans originated for sale	(418,828)	(464,584)
Proceeds from sale of loans originated for sale	429,148	448,453
Realized and unrealized gains on mortgage banking activity	(6,984)	(5,415)
Cash surrender value of BOLI	(461)	(278)
Increase in interest receivable	(253)	(433)
Increase in interest payable	19	116
(Increase) decrease in other assets	(270)	235
Decrease in other liabilities	(1,202)	(1,626)
Net cash provided by (used in) operating activities	7,869	(22,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Interst bearing deposits with banks	(19,513)	-
Purchases of investment securities available-for-sale	(65,569)	(13,916)
Proceeds from maturities of investment securities available-for-sale	77,526	42,541
Net increase in loans and leases outstanding	(56,789)	(47,547)
Purchase of bank owned life insurance	(2,200)	-
Purchase of premises and equipment	(520)	(4,633)
Acquisition activity, net of cash received	-	8,348
Net cash used in investing activities	(67,065)	(15,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	56,365	13,322
Net increase (decrease) in short-term borrowings	11,580	(1,313)
Proceeds from issuance of long-term debt	21,498	5,451
Repayment of long-term debt	(12,000)	(9,000)
Net proceeds from issuance of common stock, net of cost	19	23,335
Redemption of preferred stock	(12,562)	-
Cash dividends on preferred stock	(166)	(94)
Net cash provided by financing activities	64,734	31,701
Net increase (decrease) in cash and cash equivalents	5,538	(6,170)
Cash and cash equivalents at beginning of period	38,340	24,517
Cash and cash equivalents at end of period	$43,878	$18,347
SUPPLEMENTAL INFORMATION
Cash payments for interest	$3,304	$2,035
Cash payments for income taxes	925	2,690
Transferred from loans to other real estate owned	256	-
Assets acquired in business combination (net of cash received)	-	195,237
Liabilities assumed in business combination	-	204,943

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

On May 6, 2016, Bancorp redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemptions of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt matures one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, its subsidiary bank and the bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to current period presentation, but any such reclassifications had no impact on net income or shareholders’ equity as previously reported.

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

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing.

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

For purposes of calculating fair value of rate lock commitments, the Bank estimates loan closing and investor delivery rate based on historical experience. The measurement of the estimated fair value of the rate lock commitments is presented as realized and unrealized gains from mortgage banking activities.

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

The FASB has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on their balance sheet and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company will evaluate the guidance in this update but does not believe it will have a material impact on its financial position or results of operations.

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

Upon the acquisition of Patapsco Bancorp, the Company recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, the Company segregated the loan portfolio into two loan pools, performing and non-performing loans to be retained in the Bank’s portfolio.

The Company had an independent third party determine the net discounted value of cash flows on approximately 1,000 performing loans totaling $156.4 million. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net accretable discount adjustment of $866 thousand at acquisition.

The Company also individually evaluated 13 impaired loans totaling $3.5 million to determine the fair value as of the August 28, 2015 measurement date. In determining the fair value for each individually evaluated impaired loan, a number of factors including the remaining life of the acquired loan, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows expected to be recorded were considered, among others.

The Company established a credit risk related non-accretable difference of $1.7 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $372 thousand at acquisition relating to these impaired loans.

Note 3: Investment Securities

The amortized cost and estimated fair values of investments available for sale are as follows:

(in thousands)	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
U.S. Government
Agencies	$34,531	$21	$12	$34,540	$48,467	$-	$45	$48,422
Treasuries	1,513	-	-	1,513	-	-	-	-
Mortgage-backed	28	1	-	29	54	3	-	57
Other investments	1,600	36	-	1,636	1,100	-	6	1,094
	$37,672	$58	$12	$37,718	$49,621	$3	$51	$49,573

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 are presented below:

September 30, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$3,523	$12	$-	$-	$3,523	$12
	$3,523	$12	$-	$-	$3,523	$12

The portfolio contained three agency securities with unrealized losses of $12 thousand at September 30, 2016.

December 31, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	$39,431	$45	$-	$-	$39,431	$45
Other investments	1,000	6	-	-	1,000	6
	$40,431	$51	$-	$-	$40,431	$51

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security.

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

The amortized cost and estimated fair values of investments available for sale by contractual maturity are shown below:

(in thousands)	September 30, 2016		December 31, 2015
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$29,499	$29,515	$43,465	$43,425
After one through five years	6,560	6,553	5,002	4,997
After five through ten years	13	14	54	57
After ten years	1,600	1,636	1,100	1,094
	$37,672	$37,718	$49,621	$49,573

There were no sales of investment securities during the nine months ended September 30, 2016. At September 30, 2016 and December 31, 2015, $18.4 million and $22.8 million, respectively, in fair value of securities were pledged as collateral for repurchase agreements and public fund deposits. No single issuer of securities, except for U.S. Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity at September 30, 2016.

Note 4: Loans and Leases

The Bank makes loans to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2016 and December 31, 2015 are presented in the following table:

	September 30, 2016			December 31, 2015
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$68,635	$5,490	$74,125	$63,085	$6,300	$69,385
Residential - first lien	114,061	85,058	199,119	89,649	93,339	182,988
Residential - junior lien	22,959	11,369	34,328	15,098	12,379	27,477
Total residential real estate	137,020	96,427	233,447	104,747	105,718	210,465
Commercial - owner occupied	103,553	31,513	135,066	94,392	36,722	131,114
Commercial - non-owner occupied	150,131	52,944	203,075	122,304	59,057	181,361
Total commercial real estate	253,684	84,457	338,141	216,696	95,779	312,475
Total real estate loans	459,340	186,374	645,713	384,528	207,797	592,325
Commercial loans and leases	135,920	29,901	165,821	124,981	38,443	163,424
Consumer	2,916	2,140	5,056	1,302	2,951	4,253
Total loans	$598,175	$218,415	$816,590	$510,811	$249,191	$760,002

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the nine months ended September 30, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

(in thousands)	September 30, 2016	September 30, 2015
Balance at beginning of period	$335	$264
Impaired loans acquired	-	372
Accretion of fair value discounts	(239)	(191)
Balance at end of period	$96	$445

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At September 30, 2016	$1,741	$1,023
At December 31, 2015	3,105	1,708
At September 30, 2015	4,510	2,097
At December 31, 2014	2,466	1,077

There was not an allowance for credit losses required on acquired impaired loans at either September 30, 2016 or September 30, 2015.

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information by the respective loan portfolio segment on the activity in the allowance for credit losses for the three and nine month periods ended September 30, 2016 and 2015:

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	(216)	-	-	(191)	-	(233)	(15)	(655)
Recoveries	-	-	-	40	4	45	29	118
Provision for credit losses	531	150	40	175	373	18	15	1,302
Ending balance	$580	$450	$87	$333	$1,105	$2,924	$155	$5,634
Three months ended:
Beginning balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744
Charge-offs	(216)	-	-	(191)	-	(167)	(4)	(578)
Recoveries	-	-	-	40	1	19	6	66
Provision for credit losses	348	85	17	(94)	263	(211)	(6)	402
Ending balance	$580	$450	$87	$333	$1,105	$2,924	$155	$5,634

	September 30, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	-	-	-	-	(640)	(4)	(644)
Recoveries	-	3	1	-	319	18	3	344
Provision for credit losses	302	77	(15)	119	(200)	727	5	1,015
Ending balance	$476	$352	$41	$279	$681	$2,471	$17	$4,317
Three months ended:
Beginning balance	$504	$328	$40	$266	$605	$2,439	$17	$4,199
Charge-offs	-	-	-	-	-	(146)	-	(146)
Recoveries	-	-	1	-	28	1	4	34
Provision for credit losses	(28)	24	-	13	48	177	(4)	230
Ending balance	$476	$352	$41	$279	$681	$2,471	$17	$4,317

The following table provides additional information on the allowance for credit losses at September 30, 2016 and December 31, 2015:

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,166	$-	$1,166
collectively evaluated for impairment	547	327	62	257	885	1,434	38	3,550
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	113	72	185
collectively evaluated for impairment	33	123	25	76	220	211	45	733
Loans:
Legacy Loans:
Ending balance	$68,635	$114,061	$22,959	$103,553	$150,131	$135,920	$2,916	$598,175
individually evaluated for impairment	-	509	-	474	2,667	10,539	-	14,189
collectively evaluated for impairment	68,635	113,552	22,959	103,079	147,464	125,381	2,916	583,986
Acquired Loans:
Ending balance	5,490	85,058	11,369	31,513	52,944	29,901	2,140	218,415
individually evaluated for impairment	413	248	28	486	481	2,250	140	4,046
collectively evaluated for impairment	5,077	84,810	11,341	31,027	52,463	27,651	2,000	214,369

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,160	$-	$1,160
collectively evaluated for impairment	257	289	40	262	621	1,799	30	3,298
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	48	75	123
collectively evaluated for impairment	8	11	7	47	107	87	21	288
Loans:
Legacy Loans:
Ending balance	$63,085	$89,649	$15,098	$94,393	$122,304	$124,981	$1,302	$510,811
individually evaluated for impairment	-	631	63	-	2,838	5,086	-	8,618
collectively evaluated for impairment	63,085	89,018	15,035	94,393	119,466	119,895	1,302	502,193
Acquired Loans:
Ending balance	6,300	93,339	12,379	36,722	59,057	38,443	2,951	249,191
individually evaluated for impairment	-	363	-	232	151	1,728	150	2,624
collectively evaluated for impairment	6,300	92,976	12,379	36,490	58,906	36,715	2,801	246,567

When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by the independent third party appraisal.

All loans that are considered impaired are subject to the completion of an impairment analysis.  This analysis highlights any potential collateral deficiencies. A specific amount of impairment is established based on the Bank’s calculation of the probable loss inherent in the individual loan. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$68,635	$113,552	$22,959	$103,079	$146,597	$133,549	$2,916	$591,287
Special mention	-	-	-	-	539	-	-	539
Substandard	-	295	-	-	2,401	197	-	2,893
Doubtful	-	214	-	474	594	2,174	-	3,456
Total	$68,635	$114,061	$22,959	$103,553	$150,131	$135,920	$2,916	$598,175

Acquired Loans:
Not classified	$5,077	$84,016	$11,341	$31,027	$51,352	$28,336	$2,000	$213,149
Special mention	-	-	-	-	-	-	-	-
Substandard	413	794	-	441	1,111	1	-	2,760
Doubtful	-	248	28	45	481	1,564	140	2,506
Total	$5,490	$85,058	$11,369	$31,513	$52,944	$29,901	$2,140	$218,415

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,085	$89,081	$15,035	$94,392	$119,637	$121,288	$1,302	$503,820
Special mention	-	-	-	-	-	614	-	614
Substandard	-	410	-	-	2,073	7	-	2,490
Doubtful	-	158	63	-	594	3,072	-	3,887
Total	$63,085	$89,649	$15,098	$94,392	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Not classified	$6,300	$92,975	$12,379	$36,484	$58,393	$36,731	$2,801	$246,063
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	-	-	519
Doubtful	-	364	-	238	145	1,712	150	2,609
Total	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$68,633	$113,620	$22,959	$103,079	$147,464	$132,750	$2,916	$591,421
Accruing loans past due:
31-59 days past due	-	-	-	-	2,073	996	-	3,069
60-89 days past due	-	227	-	-	-	-	-	227
Greater than 90 days past due	2	-	-	-	-	-	-	2
Total past due	2	227	-	-	2,073	996	-	3,298

Non-accrual loans	-	214	-	474	594	2,174	-	3,456

Total loans	$68,635	$114,061	$22,959	$103,553	$150,131	$135,920	$2,916	$598,175

Acquired Loans:
Accruing loans current	$5,490	$84,241	$11,283	$31,468	$51,799	$27,751	$1,959	$213,991
Accruing loans past due:
31-59 days past due	-	277	49	-	-	586	13	925
60-89 days past due	-	292	-	-	664	-	-	956
Greater than 90 days past due	-	-	9	-	-	-	28	37
Total past due	-	569	58	-	664	586	41	1,918
Non-accrual loans	-	248	28	45	481	1,564	140	2,506
Total loans	$5,490	$85,058	$11,369	$31,513	$52,944	$29,901	$2,140	$218,415

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,070	$89,319	$15,034	$94,141	$121,094	$120,025	$1,301	$503,983
Accruing loans past due:
31-59 days past due	-	-	1	251	-	24	1	277
60-89 days past due	-	-	-	-	-	725	-	725
Greater than 90 days past due	15	-	-	-	445	-	-	460
Total past due	15	-	1	251	445	749	1	1,462

Non-accrual loans	-	330	63	-	765	4,207	-	5,365

Total loans	$63,085	$89,649	$15,098	$94,392	$122,304	$124,981	$1,302	$510,811

Acquired Loans:
Accruing loans current	$5,924	$91,936	$12,290	$35,574	$58,369	$36,568	$2,765	$243,426
Accruing loans past due:
31-59 days past due	67	89	59	73	337	-	11	636
60-89 days past due	309	10	-	607	200	-	23	1,149
Greater than 90 days past due	-	941	30	236	-	147	2	1,356
Total past due	376	1,040	89	916	537	147	36	3,141
Non-accrual loans	-	363	-	232	151	1,728	150	2,624
Total loans	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

Total loans either in non-accrual status or in excess of ninety days delinquent totaled $6.0 million or 0.74% of total loans outstanding at September 30, 2016, which represents a decrease from $9.8 million or 1.3% at December 31, 2015.

Impaired loans at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$509	$-	$474	$2,667	$2,717	$-	$6,367
With an allowance recorded	-	-	-	-	-	1,640	-	1,640
With no related allowance recorded	-	509	-	474	2,667	1,077	-	4,727
Related allowance	-	-	-	-	-	1,166	-	1,166
Unpaid principal	-	509	-	474	2,667	2,717	-	6,367
Nine months ended September 30, 2016
Average balance of impaired loans	-	542	-	496	2,667	3,242	-	6,947
Interest income recognized	-	21	-	13	20	88	-	142
Three months ended September 30, 2016
Average balance of impaired loans	-	537	-	474	2,667	3,083	-	6,761
Interest income recognized	-	9	-	4	20	14	-	47

Acquired Loans:
Recorded investment	$413	$248	$28	$486	$481	$2,250	$140	$4,046
With an allowance recorded	-	-	-	-	-	850	140	990
With no related allowance recorded	413	248	28	486	481	1,400	-	3,056
Related allowance	-	-	-	-	-	113	72	185
Unpaid principal	419	265	28	491	629	2,860	146	4,838
Nine months ended September 30, 2016
Average balance of impaired loans	762	259	28	496	474	2,277	140	4,436
Interest income recognized	9	2	-	11	9	119	-	150
Three months ended September 30, 2016
Average balance of impaired loans	635	256	28	491	477	2,263	140	4,290
Interest income recognized	7	-	-	11	1	31	-	50

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$631	$63	$-	$2,838	$5,086	$-	$8,618
With an allowance recorded	-	-	-	-	-	1,160	-	1,160
With no related allowance recorded	-	631	63	-	2,838	3,926	-	7,458
Related allowance	-	-	-	-	-	1,160	-	1,160
Unpaid principal	-	631	63	-	2,838	5,086	-	8,618
Average balance of impaired loans	-	622	74	-	3,417	7,198	-	11,311
Interest income recognized	-	29	-	-	119	284	-	432

Acquired Loans:
Recorded investment	$-	$363	$-	$232	$151	$1,728	$150	$2,624
With an allowance recorded	-	-	-	-	-	48	75	123
With no related allowance recorded	-	363	-	232	151	1,680	75	2,501
Related allowance	-	-	-	-	-	48	75	123
Unpaid principal	-	426	-	402	302	2,742	150	4,022
Average balance of impaired loans	-	444	-	197	63	901	106	1,711
Interest income recognized	-	8	-	8	-	3	6	25

Included in the total impaired loans above were non-accrual loans of $6.0 million and $8.0 million at September 30, 2016 and December 31, 2015, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $221 thousand for the first nine months of 2016.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. There was an additional valuation allowance of $83 thousand relating to one property recorded for the nine months ended September 30, 2016, and for the same period in 2015 there was a valuation adjustment of $736 thousand on four properties, as the current appraised value, less estimated cost to sell, was less than the carrying amount. During the nine months ended September 30, 2016 there was one loan transferred from the loan portfolio to OREO. In the same period of 2015 the Company did no transfer any loans into OREO, but acquired one property in the Patapsco Bancorp acquisition. The Company did not sell any properties held as OREO in either nine month period.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered troubled debt restructured loans (“TDRs”) that may either be impaired loans that may either be in accruing status or non-accruing status.  Non-accruing restructured loans may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if: a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	2	$413	$413
Residential real estate - first lien	-	-	1	296	296
Commercial - owner occupied	-	-	1	441	441
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	76	2	198	274
Consumer	1	140	-	-	140
	3	$810	7	$3,421	$4,231

	December 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	-	-	1	7	7
Consumer	1	150	-	-	150
	2	$744	3	$2,381	$3,125

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	September 30, 2016
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Construstion and land
Rate modification	$-	$288	$288
Extension or other modification	-	125	125
Residential real estate - first lien
Forbearance	-	296	296
Commercial RE - owner occupied
Rate modification	-	441	441
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Forbearance	76	197	273
Extension or other modification	-	1	1
Consumer
Extension or other modification	140	-	140
Total trouble debt restructure loans	$810	$3,421	$4,231

	December 31, 2015
	Not Performing	Performing
	to Modified	to Modified	Total
(in thousands)	Terms	Terms	TDRs
Residential real estate - first lien
Forbearance	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	594	2,073	2,667
Commercial loans
Extension or other modification	-	7	7
Consumer
Extension or other modification	150	-	150
Total trouble debt restructure loans	$744	$2,381	$3,125

There were five loans totaling $854 thousand restructured in the first nine months of 2016. Two commercial loans totaling $273 thousand were modified from principal and interest payments to interest only payments for a six to nine month period. One construction and land loan for $413 thousand and one commercial real estate owner occupied loan for $441 thousand were restructured to interest only payments with a reduction in the interest rate. Finally, there was a restructuring of a $466 thousand land development loan that included a paydown from the guarantor, partial debt forgiveness by the Bank and a reduction of the interest rate on the remaining balance of the loan, which the Bank anticipates will be fully repaid. Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

Note 6: Goodwill and Other Intangible Assets

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at September 30, 2016 and December 31, 2015.

(in thousands)
Goodwill
Banking	$603

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	September 30, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,156	$2,384	6.86

	December 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$637	$2,903	7.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2016	$136
2017	506
2018	396
2019	314
2020	269
Thereafter	763
Total amortizing intangible assets	$2,384

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	September 30, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$183,118	23%	$173,689	23%
Interest-bearing checking	58,197	7	54,014	7
Money market accounts	254,880	32	230,661	31
Savings	50,502	6	51,989	7
Certificates of deposit $250,000 and over	12,687	2	15,749	2
Certificates of deposit under $250,000	244,389	30	221,306	30
Total deposits	$803,773	100%	$747,408	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2016 the Company’s directors earned 5,362 shares of stock as compensation for their service.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	137,463	$12.30	264,652	$11.75
Granted	-	-	-	-
Exercised	(1,740)	11.00	(62,287)	10.48
Forfeited	(10,850)	11.77	(64,902)	11.83
Balance at period end	124,873	$12.36	137,463	$12.30
Exercisable at period end	124,873	$12.36	137,463	$12.30
Weighted average fair value of options granted during the year		$-		$-

The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $13.21 at September 30, 2016 the options outstanding had an aggregate intrinsic value of $160 thousand. At December 31, 2015, based upon fair market value of $13.24, the options outstanding had an aggregate intrinsic value of $185 thousand.

Restricted Stock

In the second quarter of 2013, 50,000 shares of restricted stock were granted, with 30,000 of the shares subject to a three year vesting schedule with one-third of the shares vesting each year on the grant date anniversary. The remaining 20,000 awarded shares also were subject to a three year vesting schedule however, they only vested if certain annual performance measures were satisfactorily achieved.

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	8,330	$6.92	33,330	$6.89
Granted	-	-	-	-
Vested	(8,330)	6.92	(18,336)	6.89
Forfeited	-	-	(6,664)	6.85
Balance at period end	-	$-	8,330	$6.92

At September 30, 2016, there were no restricted stock awards outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

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

The Company granted 27,000 RSUs in the first nine months of 2016, all of which are subject to a three year vesting schedule. During 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

In 2014, 44,500 RSUs were granted, with 19,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 25,000 awarded RSUs also are subject to a three year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	September 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	74,828	$13.23	44,500	$11.21
Granted	27,000	12.91	73,500	14.00
Vested	(17,838)	12.95	(19,836)	11.64
Forfeited	(18,499)	12.96	(23,336)	12.84
Balance at period ended	65,491	$13.16	74,828	$13.23

At September 30, 2016, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $736 thousand. This expense is expected to be recognized through 2019.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the Statement of Operations based on the fair values on the measurement date, which, for the Company, is the date of the grant. The Company recognized stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $219 thousand as well as $68 thousand for director compensation paid in stock for the nine month period ended September 30, 2016. For the three months ended September 30, 2016 stock-based compensation expense related to the issuance of restricted stock and restricted stock units of $51 thousand as well as $21 thousand for director compensation paid in stock The Company recognized stock-based compensation expense related to the issuance of restricted stock and RSUs of $375 thousand as well as $95 thousand for director compensation paid in stock for the year ended December 31, 2015.

Valuation of Stock-Based Compensation:   The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options was calculated using the Black-Scholes option-pricing model. There were not any stock options granted during the nine months ended September 30, 2016 or in 2015.

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $469 thousand and $391 thousand, respectively, for the nine months ended September 30, 2016 and 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $182 thousand and $68 thousand, respectively, for the nine month periods, and $61 thousand and $23 thousand, respectively, for the three month periods, ending September 30, 2016 and 2015.

Note 10: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Nine months ended		Three months ended
	September 30		September 30
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income (loss)	$4,349	$655	$1,748	$(786)
Preferred stock dividends	(166)	(94)	-	(31)
Net income (loss) available to common shareholders (numerator)	$4,183	$561	$1,748	$(817)
BASIC
Basic average common shares outstanding (denominator)	6,970,714	5,897,325	6,985,559	6,493,987
Basic income (loss) per common share	$0.60	$0.09	$0.25	$(0.13)
DILUTED
Average common shares outstanding	6,970,714	5,897,325	6,985,559	6,493,987
Dilutive effect of common stock equivalents	101,475	127,648	91,861	-
Diluted average common shares outstanding (denominator)	7,072,189	6,024,973	7,077,420	6,493,987
Diluted income (loss) per common share	$0.59	$0.09	$0.25	$(0.13)

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	74,911	2,150	74,911	156,270

Note 11: Risk-Based Capital

In July 2013, the Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The Company will become subject to the final rule as administered by the Board of Governors of the Federal Reserve if and when the Company reaches $1 billion in total consolidated assets. The final rule creates a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposes a minimum leverage ratio of 4.0%, and changes the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elects to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

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

Management believes that, as of September 30, 2016 and December 31, 2015, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total capital
(to risk-weighted assets)
Howard Bank	$93,108	11.01%	$67,662	8.00%	$84,578	10.00%
Howard Bancorp	$91,557	10.71%	$68,391	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$87,474	10.34%	$38,060	4.50%	$54,976	6.50%
Howard Bancorp	$82,504	9.65%	$38,470	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$87,474	10.34%	$50,747	6.00%	$67,662	8.00%
Howard Bancorp	$82,504	9.65%	$51,293	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$87,474	9.07%	$38,591	4.00%	$48,239	5.00%
Howard Bancorp	$82,504	8.55%	$38,577	4.00%	N/A
As of December 31, 2015:
Total capital
(to risk-weighted assets)
Howard Bank	$87,860	11.07%	$63,482	8.00%	$79,353	10.00%
Howard Bancorp	$95,737	12.09%	$63,370	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$82,991	10.46%	$35,709	4.50%	$51,579	6.50%
Howard Bancorp	$90,868	11.47%	$35,646	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$47,612	6.00%	$63,482	8.00%
Howard Bancorp	$90,868	11.47%	$47,528	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$82,991	9.04%	$36,703	4.00%	$45,879	5.00%
Howard Bancorp	$90,868	9.90%	$36,710	4.00%	N/A

The decrease in Bancorp’s risk-based capital ratios for September 30, 2016 was directly impacted by the redemption of the preferred stock issued under the SBLF program. This redemption occurred on May 6, 2016. Further information on this redemption can be found in Note 12 below.

Note 12: Preferred Stock

On September 22, 2011, Bancorp entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of Bancorp’s Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders were entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate for future dividend periods was set based upon the percentage change in qualified lending between each dividend period and the baseline QSBL level established at the time the Agreement was entered into. Such dividend rate could vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remained outstanding for more than four-and-one-half years, the dividend rate was fixed at 9%. As of March 22, 2016, the dividend rate was fixed at 9%. Such dividends were not cumulative, but Bancorp could only declare and pay dividends on the Common Stock (or any other equity securities junior to the Series AA Preferred Stock) if it had declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and was subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if Bancorp had not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) could have designated a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp would have been required to give such representative copies of all notices, minutes, consents and other materials that Bancorp provided to its directors in connection with such meetings.

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

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, the fair value of these loans is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was an $83 thousand valuation loss recognized during the nine months ended September 30, 2016 and valuation losses of $736 thousand recognized for the year ended December 31, 2015. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$34,540	$-	$34,540	$-
U.S. Government treasuries	1,513	-	1,513	-
Mortgage-backed securities	29	-	29	-
Other investments	1,636	-	1,636	-
Loans held for sale	46,342	-	46,342	-
Loans held for investment	9,368	-	9,368	-
Rate lock commitments	679	-	679	-

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Investment securities:
U.S. Government agencies	$48,422	$-	$48,422	$-
Mortgage-backed securities	57	-	57	-
Other investments	1,094	-	1,094	-
Loans held for sale	49,677	-	49,677	-
Rate lock commitments	508	-	508	-

Assets under fair value option:

September 30, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$46,342	$45,028	$1,314
Loans held for investment	9,368	8,881	487

December 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$49,677	$48,395	$1,282

There was one loan for $214 thousand that was originally classified as held for sale that was downgraded to non-accrual status in the third quarter of 2016. There were no loans held for sale and held for investment 90 days or more past due and still accruing interest at either September 30, 2016 or December 31, 2015. Net gain from the changes included in earnings in fair value of loans held for sale and held for investment was $519 thousand and $69 thousand during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015. OREO is initially recorded at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

September 30, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,543	$-	$-	$2,543
Impaired loans:
Construction and land	413	-	-	413
Residential - first lien	757	-	-	757
Residential - junior lien	28	-	-	28
Commercial - owner occupied	960	-	-	960
Commercial - non-owner occupied	3,149	-	-	3,149
Commercial loans and leases	3,688	-	-	3,688
Consumer	68	-	-	68

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	994	-	-	994
Residential - junior lien	63	-	-	63
Commercial - owner occupied	232	-	-	232
Commercial - non-owner occupied	2,989	-	-	2,989
Commercial loans and leases	5,606	-	-	5,606
Consumer	75	-	-	75

At September 30, 2016 OREO consisted of initially recorded value of $5.4 million, less a valuation allowance of $2.9 million. At December 31, 2016 OREO initially recorded value was $5.2 million, less a valuation allowance of $2.9 million. The allowance for credit losses on impaired loans was $1.4 million and $1.3 million at September 30, 2016 and December 31, 2015 respectively.

Various techniques are used to valuate OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer loans utilize a liquidation approach to the impairment analysis

The following table presents required information in accordance with ASC Topic 825 “Financial Instruments” at September 30, 2016 and December 31, 2015. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are based on quoted market prices where available or calculated using present value techniques. Since quoted market prices are not available on many of the Bank’s financial instruments, estimates may be based on the present value of estimated future cash flows and estimated discount rates. These financial assets and liabilities have not been recorded at fair value.

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

Loans held for investment: Determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities

Rate lock commitments: Based on estimate loan closing and investor delivery rate based on historical experience.

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

Long-term borrowing: Based on quoted market prices. If quoted market price is not available, discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

	September 30, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$37,718	$37,718	$-	$37,718	$-
Nonmarketable equity securities	4,741	4,741	-	4,741	-
Loans held for sale	46,342	46,342	-	46,342	-
Loans held for investment	9,368	9,368	-	9,368	-
Rate lock commitments	679	679	-	679	-
Loans and leases	801,588	807,168	-	-	807,168
Financial Liabilities
Deposits	803,773	802,797	-	802,797	-
Short-term borrowings	93,263	93,263	-	93,263	-
Long-term borrowings	26,643	26,791	-	26,791	-

	December 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities	$49,573	$49,573	$-	$49,573	$-
Nonmarketable equity securities	4,163	4,163	-	4,163	-
Loans held for sale	49,677	49,677	-	49,677	-
Rate lock commitments	508	508	-	508	-
Loans and leases	755,133	760,562	-	-	760,562
Financial Liabilities
Deposits	747,408	747,938	-	747,938	-
Short-term borrowings	69,121	69,121	-	69,121	-
Long-term borrowings	29,707	29,911	-	29,911	-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at September 30, 2016 and December 31, 2015 and our consolidated results of operations for the periods ended September 30, 2016 and September 30, 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Total assets increased by $68.0 million or 7.2% when comparing September 30, 2016 assets of $1.0 billion to the $946.8 million at December 31, 2015. Total loans and leases outstanding of $816.6 million at the end of September 2016 showed an increase of $56.6 million or 7.5% compared to total loans and leases of $760.0 million on December 31, 2015. Total deposits grew $56.4 million or 7.5% when comparing September 30, 2016 to December 31, 2015.

Net income for the first nine months of 2016 was $4.3 million, which represents an increase of $3.7 million or 563.8% over net income of $655 thousand for the first nine months of 2015. Net interest income for the nine months ended September 30, 2016 was $25.7 million versus $21.2 million for the first nine months of 2015, an increase of approximately $4.4 million or 20.8%. Total noninterest income was $11.8 million for the first nine months of 2016, compared to a total of $9.0 million for the same period in 2015. Total noninterest expenses increased to $29.4 million from $27.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2016 and December 31, 2015 balance sheets is presented below.

Balance Sheet

Total assets increased $68.0 million, or 7.2%, to $1.0 billion at September 30, 2016 compared to $946.8 million at December 31, 2015. This asset growth was primarily a result of an increase in loans and leases of $56.6 million. In addition, the Bank invested approximately $20.0 million in interest bearing certificates of deposit at other financial institutions. Partially offsetting the growth in these categories was a decline in investment securities of $11.9 million. Organic loan growth was funded from increases in customer deposits, which increased by $56.4 million or 7.5% during the first nine months of 2016. Supplementing the deposit growth was an increase in borrowings of $21.1 million as we increased the level of short-term Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. As a result of the redemption of our Series AA Preferred Stock in May 2016, as discussed in Notes 1 and 12 to our consolidated financial statements, preferred shareholders’ equity decreased from $12.6 million on December 31, 2015 to $0 at September 30, 2016. As a result, total shareholders’ equity declined $8.0 million despite the increase in retained earnings.

Securities Available for Sale

We currently hold U.S. agency and treasury securities, mortgage-backed securities, stock in another small financial institution and mutual fund investments in our securities portfolio, all of which are categorized as available for sale. The investment in a mutual fund is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposited funds. At September 30, 2016 and December 31, 2015 we held an investment in stock of the FHLB. of $4.7 million and $4.2 million, respectively. This investment, which is required for continued FHLB membership, is based partially upon the dollar amount of borrowings outstanding from the FHLB. These investments are carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
U.S. Government
Agencies	$34,531	$34,540	$48,467	$48,422
Treasuries	1,513	1,513	-	-
Mortgage-backed	28	29	54	57
Other investments	1,600	1,636	1,100	1,094
	$37,672	$37,718	$49,621	$49,573

We had securities available for sale of $37.7 million and $49.6 million at September 30, 2016 and December 31, 2015, respectively, which were recorded at fair value. This represents a decrease of $11.9 million, or 23.9%, from year end 2015, all of which was a result of scheduled maturities as well as calls of the securities. Nearly $30.0 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities available for use as collateral. We did not record any gains or losses on the sales or calls of securities for the first nine months of 2016.

With respect to our portfolio of securities available for sale, the portfolio contained three securities with unrealized losses of $12 thousand and 19 securities with unrealized losses of $51 thousand at September 30, 2016 and December 31, 2015, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased $56.6 million or 7.5%, to $816.6 million at September 30, 2016 from $760.0 million at December 31, 2015. At September 30, 2016, total loans and leases represented 80.5% of total assets, compared to 80.3% of total assets at December 31, 2015. This organic growth resulted from growth in total real estate loans during the first nine months of 2016, which increased $38.6 million or 6.5% from December 31, 2015 levels. Residential real estate loans grew $23.0 million and commercial real estate loans (including construction and land development) grew $30.4 million comparing September 30, 2016 levels to those at December 31, 2015. Commercial loans and leases remained relatively level increasing just $2.4 million during the first nine months of 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated. In addition to the amounts below, we had loans held for sale of $46.3 million at September 30, 2016 and $49.7 million at December 31, 2015.

(dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$74,125	9.1%	$69,385	9.1%
Residential - first lien	199,119	24.4	182,988	24.1
Residential - junior lien	34,328	4.2	27,477	3.6
Total residential real estate	233,447	28.6	210,465	27.7
Commercial - owner occupied	135,066	16.5	131,114	17.3
Commercial - non-owner occupied	203,075	24.9	181,361	23.9
Total commercial real estate	338,141	41.5	312,475	41.1
Total real estate loans	645,713	79.2	592,325	77.9
Commercial loans and leases	165,821	20.3	163,424	21.4
Consumer loans	5,056	0.6	4,253	0.6
Total loans and leases	$816,590	100.0%	$760,002	100.0%

Deposits

Our deposits increased from $747.4 million at December 31, 2015 to $803.8 million at September 30, 2016, an increase of $56.4 million or 7.5%. Money market accounts had the largest increase - $24.2 million or 10.5%, followed by: certificates of deposit with growth of $20.0 million or 8.5%; noninterest-bearing demand deposits with growth of $9.4 million or 5.4%; and interest-bearing demand deposits, which increased by $4.2 million or 7.7%. The only deposit category that declined was our savings accounts, which decreased $1.5 million or 2.9% during the nine months ended September 30, 2016.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	September 30, 2016		December 31, 2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$183,118	23%	$173,689	23%
Interest-bearing checking	58,197	7	54,014	7
Money market accounts	254,880	32	230,661	31
Savings	50,502	6	51,989	7
Certificates of deposit $250,000 and over	12,687	2	15,749	2
Certificates of deposit under $250,000	244,389	30	221,306	30
Total deposits	$803,773	100%	$747,408	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings have historically consisted of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, and a junior subordinated debenture assumed in the Patapsco Bancorp acquisition. In the second quarter of 2016 a variable rate short-term debt with Raymond James Bank, N.A. was added to our borrowings to help fund the redemption of $12.6 million in preferred stock issued under the SBLF program.

Our borrowings totaled $119.9 million at September 30, 2016 and $98.8 million at December 31, 2015. Short-term borrowings totaled $93.3 million at September 30, 2016 and $69.1 million at December 31, 2015. At September 30, 2016, we had six long-term FHLB advances outstanding totaling $23.0 million and junior subordinated debt totaling $3.6 million.

Shareholders’ Equity

Total shareholders’ equity decreased $8.0 million, or approximately 8.6%, from $92.9 million at December 31, 2015 to $84.9 million at September 30, 2016. Changes in shareholders’ equity were primarily the result of Howard Bancorp redeeming all $12.6 million of our Series AA Preferred Stock, partially offset by the retention of the earnings for the first nine months of 2016. Absent the redemption of the preferred stock, shareholders’ equity would have increased $4.6 million or 5.7% at September 30, 2016 compared to December 31, 2015.

Total shareholders’ equity at September 30, 2016 represents a capital to asset ratio of 8.4%, while total shareholders’ equity at December 31, 2015 represented a capital to asset ratio of 9.8%. The decrease in the capital asset ratio is similarly the result of the redemption of our Series AA Preferred Stock in May 2016, partially offset by the retention of the earnings for the first nine months of 2016.

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

	Nine months ended September 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$162,957	$6,115	5.01%	$140,432	$5,158	4.91%
Commercial real estate	317,631	11,608	4.88	257,428	10,068	5.23
Construction and land	71,909	2,508	4.66	64,216	2,274	4.73
Residential real estate	221,839	7,050	4.25	123,080	4,188	4.55
Consumer	4,421	181	5.46	4,192	181	5.76
Total loans and leases	778,757	27,462	4.71	589,348	21,869	4.96
Loans held for sale	44,109	1,130	3.42	48,690	1,308	3.59
Other earning assets [2]	31,268	98	0.42	23,122	43	0.25
Securities: [3]
U.S. Treasury	630	4	0.83	2,769	12	0.58
U.S Gov agencies	46,835	145	0.41	31,630	77	0.33
Mortgage-backed	41	1	4.42	1,686	3	0.21
Other investments	5,012	149	3.96	3,314	87	3.50
Total securities	52,518	299	0.76	39,399	179	0.61
Total earning assets	906,652	28,989	4.27	700,559	23,399	4.47
Cash and due from banks	7,230			6,984
Bank premises and equipment, net	20,677			14,645
Other assets	30,704			17,755
Less: allowance for credit losses	(5,428)			(4,024)
Total assets	$959,835			$735,919
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$57,032	$97	0.23%	$45,007	$71	0.21%
Money market	249,488	871	0.47	153,695	552	0.48
Savings	52,876	54	0.14	36,295	40	0.15
Time deposits	238,525	1,536	0.86	211,929	1,203	0.76
Total interest-bearing deposits	597,921	2,558	0.57	446,926	1,866	0.56
Short-term borrowings	57,803	380	0.88	47,406	98	0.28
Long-term borrowings	30,889	385	1.66	20,507	188	1.23
Total interest-bearing funds	686,613	3,323	0.65	514,839	2,152	0.56
Noninterest-bearing deposits	180,209			143,239
Other liabilities and accrued expenses	6,253			7,223
Total liabilities	873,075			665,301
Shareholders' equity	86,760			70,618
Total liabilities & shareholders' equity	$959,835			$735,919
Net interest rate spread [4]		$25,666	3.62%		$21,247	3.91%
Effect of noninterest-bearing funds			0.16			0.14
Net interest margin on earning assets [5]			3.78%			4.05%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks
(3)	Available for sale securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2016			2015
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$160,170	$1,929	4.79%	$149,237	$1,798	4.78%
Commercial real estate	327,110	4,096	4.98	271,633	3,563	5.20
Construction and land	72,654	827	4.53	68,284	816	4.74
Residential real estate	228,963	2,389	4.15	146,785	1,611	4.35
Consumer	5,213	70	5.34	4,111	56	5.42
Total loans and leases	794,110	9,311	4.66	640,050	7,844	4.86
Loans held for sale	44,739	373	3.32	62,555	561	3.56
Other earning assets [2]	29,405	34	0.46	25,434	16	0.25
Securities: [3]
U.S. Treasury	1,515	3	0.79	478	10
U.S. Gov agencies	39,353	52	0.53	37,040	26	0.28
Mortgage-backed	33	-	-	4,832	1	0.06
Other investments	4,835	51	4.20	4,002	31	3.05
Total securities	45,736	106	0.92	46,352	68	0.58
Total earning assets	913,990	9,824	4.28	774,391	8,489	4.35
Cash and due from banks	7,421			7,163
Bank premises and equipment, net	20,447			17,260
Other assets	30,821			13,844
Less: allowance for credit losses	(5,896)			(4,334)
Total assets	$966,783			$808,324
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$57,396	33	0.23%	$47,017	$25	0.21%
Money market	257,133	300	0.46	176,851	211	0.47
Savings	51,487	17	0.13	41,236	16	0.15
Time deposits	238,791	541	0.90	222,690	441	0.79
Total interest-bearing deposits	604,807	891	0.59	487,794	693	0.56
Short-term borrowings	57,768	169	1.16	53,554	43	0.32
Long-term borrowings	26,656	116	1.73	23,163	72	1.23
Total interest-bearing funds	689,231	1,176	0.68	564,511	808	0.57
Noninterest-bearing deposits	189,194			151,410
Other liabilities and accrued expenses	6,159			6,792
Total liabilities	884,584			722,713
Shareholders' equity	82,199			85,611
Total liabilities & shareholders' equity	$966,783			$808,324
Net interest rate spread [4]		$8,648	3.60%		$7,681	3.78%
Effect of noninterest-bearing funds			0.17			0.16
Net interest margin on earning assets [5]			3.76%			3.94%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks
(3)	Available for sale securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$957	$107	$850	$131	$4	$127
Commercial real estate	1,540	(669)	2,209	533	(152)	685
Construction and land	234	(37)	271	11	(37)	48
Residential real estate	2,862	(280)	3,142	778	(75)	853
Consumer	-	(9)	9	14	(1)	15
Loans held for sale	(178)	(62)	(116)	(188)	(38)	(150)
Taxable securities	120	45	75	38	40	(2)
Other earning assets	55	29	26	18	13	5
Total interest income	5,590	(876)	6,466	1,335	(246)	1,581

Interest paid on:
Savings deposits	14	(3)	17	1	(2)	3
Interest-bearing demand deposits	26	5	21	8	2	6
Money market accounts	319	(16)	335	89	(4)	93
Time deposits	333	161	172	100	65	35
Short-term borrowings	282	214	68	126	114	12
Long-term borrowings	197	67	130	44	29	15
Total interest expense	1,171	428	743	368	204	164
Net interest earned	$4,419	$(1,304)	$5,723	$967	$(450)	$1,417

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2016 and September 30, 2015 is presented below.

General

Net income available to common shareholders increased $3.6 million, or 645.6%, to $4.2 million for the nine months ended September 30, 2016 compared to $561 thousand for the same period in 2015. The increase in net income available to common shareholders was primarily driven by a $6.9 million increase in revenues (net interest income plus noninterest income) partially offset by a $1.5 million increase in noninterest expense. Much of this revenue growth and the increased operating expenses are attributable the balance sheet growth resulting from our continued strategic and organic growth initiatives.

Interest Income

Interest income increased $5.6 million, or 23.9%, to $29.0 million for the nine months ended September 30, 2016 compared to $23.4 million for the same period in 2015. The increase was almost entirely due to a $5.4 million, or 23.4%, increase in interest and fees on loans and leases (including loans held for sale). The increase in interest and fees on loans and leases, in turn, was due to a $184.8 million or 29.9% increase in the average balance of loans and leases, largely as a result of the Patapsco Bancorp acquisition, partially offset by a 23 basis point decrease in the yield on these assets. Increases in interest and dividends on securities and other interest income, as a result of increased average volumes and average yield on these assets, also contributed to the increase in total interest income.

Interest Expense

Interest expense increased $1.2 million, or 54.4%, to $3.3 million for the nine months ended September 30, 2016, compared to $2.2 million for the same period in 2015. Interest expense on deposits increased $692 thousand or 37.1% period over period as a direct result of the $151.0 million or 33.8% increase in average interest-bearing deposits we experienced, largely attributable to the deposits we acquired in the Patapsco Bancorp acquisition. Overall, the average rate paid on our interest-bearing deposits remained relatively unchanged when comparing the first nine months of 2016 to the same period in 2015. We were able to keep our cost of funds stable despite the 10 basis point increases in the average rates paid on time deposits by attracting and maintaining lower-cost money market accounts. Average money market balances grew 62.3% when comparing the nine months ended September 30, 2016 to the same period last year, while the average rate on these deposits decreased slightly over the same period in 2015.

Interest expense on borrowings increased $479 thousand or 167.5% period over period as a result of increases in both the average volume and average rate of our borrowings. There were two main reasons for these increases. The first was an increase in the average balance of and average rate on our long-term borrowings resulting from the $3.4 million of debt we assumed in the Patapsco Bancorp acquisition. The second was the increase in the average balance of and the average rate paid on our short-term borrowings resulting from the $12.6 million variable rate debt we incurred to fund the redemption of our outstanding preferred stock as discussed above. It is important to note that while our Series AA Preferred Stock was outstanding we were paying a dividend on the stock, which was not a component of interest expense, while the additional $12.6 million in borrowings used to redeem the preferred stock has associated interest payments, which is now a component of interest expense.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $4.4 million, or 20.8%, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. As would be expected, the impact of the additional interest expense on increased borrowing used to redeem our outstanding Series AA Preferred Stock as well as reduction in loan yields resulted in a decrease in our net interest margin from 4.05% for the first nine months of 2015 to 3.78% for the first nine months of 2016.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.3 million for the nine months ended September 30, 2016 compared to $1.0 million for the same period in 2015, an increase of $287 thousand or 28.3%. The provision for 2016 reflects additional general provisions that are required given the continued growth in the size of our loan portfolio, while maintaining specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $11.8 million for the nine months ended September 30, 2016 compared to $9.0 million for the nine months ended September 30, 2015, a $2.8 million or 30.5% increase. Noninterest income levels during 2016 continue to be driven by growth in our mortgage banking activities. Due to higher levels of mortgage loans sold into the secondary market, realized and unrealized gains on the sale of loans produced approximately $7.0 million in noninterest revenues for the first nine months of 2016 compared to $5.4 million for the same period of 2015. Noninterest income also benefited from a $652 thousand one-time gain on the sale of an acquired impaired loan during the second quarter of 2016 partially offset by a $40 thousand loss on a similar credit in the third quarter of 2016. In addition, earnings on bank owned life insurance (“BOLI”) increased $183 thousand comparing the first nine months of 2016 to the first nine months of 2015 as a result of the Bank purchasing an additional $2.2 million in BOLI in January 2016, as well as the addition of the BOLI acquired in the Patapsco Bancorp acquisition. Loan fee income, which is associated with the origination of portfolio and held for sale loans, increased $491 thousand as a direct result of the increase in the number of loans originated period over period.

Noninterest Expenses

Noninterest expenses increased $1.5 million, or 5.5%, to $29.4 million for the nine months ended September 30, 2016 from $27.8 million for the same period of 2015. The primary driver in noninterest expense variances was the impact of the Patapsco Bancorp acquisition. Incremental infrastructure and increased staffing to support growth continue to contribute to rising noninterest expenses, while the lack of merger and restructuring costs associated with the acquisition, which were $3.3 million during the nine months ended September 30, 2015, mitigated the impact of many of the increased non-interest expenses during the 2016 period.

Compensation and benefit expenses, which increased $1.9 million or 15.6% when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, continue to represent the largest percentage of noninterest expense. The increased compensation and benefit costs resulted from the effects of successfully attracting a sizable commercial loan origination team and the larger infrastructure (including acquired branches) resulting from the Patapsco Bancorp acquisition as well as continuing organic growth in both portfolio and mortgage loan originations. In this regard, the number of our full time equivalent (FTE) employees increased from 220 at September 30, 2015 to nearly 270 at September 30, 2016. In addition, occupancy and equipment expense for the 2016 period increased $815 thousand compared to the nine months ended September 30, 2015 due to the increased number of locations we operated during the 2016 period compared to the nine months ended September 30, 2015. Additionally, we incurred approximately $500 thousand in occupancy cost to exit lease agreements on three branch locations that we closed in the second quarter of 2016.

Growth initiatives and the implementation of mobile banking and other electronic banking delivery channels continued to result in increases in many of our noninterest expenses during 2016. Cost increases related to this expansion when comparing the nine months ended September 30, 2016 to the same period last year include: marketing and business development - $382 thousand; professional fees - $612 thousand; data processing - $371 thousand; and FDIC assessment - $289 thousand. In addition, loan production expense, which includes costs related to originating, closing and securitizing loans, including both loans placed in our portfolio and loans held for sale, increased $761 thousand to $2.3 million during the nine months ended September 30, 2016 as a result of the increased number of loans originated during the 2016 period compared to the comparable period of 2015.

Net Income Available to Common Shareholders

Net income available to common shareholders for the nine months ended September 30, 2016 increased $3.6 million to $4.2 million compared to net income available to common shareholders of $561 thousand for the nine months ended September 30, 2015. This increase was due to the increases in net interest income and noninterest income partially offset by an increase in noninterest expenses, as discussed above.

Pretax income increased by $5.4 million from $1.4 million in the first nine months of 2015 to $6.8 million in the first nine months of 2016.

Basic earnings per common share (EPS) for the first nine months of 2016 were $0.60 compared to $0.09 for the same nine month period in 2015, representing an increase of $0.51. This significant EPS growth was achieved even with the 18% increase in the average shares outstanding for 2016 resulting from our common stock offering in June 2015 and shares issued in the Patapsco Bancorp acquisition in the third quarter of 2015.

A comparison between the three months ended September 30, 2016 and September 30, 2015 is presented below.

General

Net income available to common shareholders increased $2.6 million, or over 100%, to $1.7 million for the three months ended September 30, 2016 compared to a loss of $817 thousand for the three months ended September 30, 2015. This resulted in basic earnings per common share of $0.25 for the third quarter 2016 compared to a loss of $0.13 for the same period of 2015.

Interest Income

Interest income increased $1.3 million, or 15.7%, to $9.8 million for the three months ended September 30, 2016 compared to $8.5 million for the same period of 2015. The increase was almost entirely due to a $1.3 million, or 15.2%, increase in interest income and fees on loans and leases (including loans held for sale). This increase, in turn, resulted from a $136.2 million increase in average loan and lease balances, primarily as a result of the Patapsco Bancorp acquisition, partially offset by a 16 basis point decrease in the average yield on these assets when comparing the three months ended September 30, 2016 to the same period of 2015. In addition, the average balance of securities decreased slightly, by $616 thousand, while their average yield increased 34 basis points during the third quarter of 2016 compared to the same period in the prior year, resulting in increased interest and dividends on securities income of $38 thousand or 56.0% quarter over quarter.

Interest Expense

Interest expense increased $368 thousand, or 45.5%, to $1.2 million for the three months ended September 30, 2016, compared to $808 thousand for the same period of 2015. Deposit interest expense increased $198 thousand and interest on borrowings increased $170 thousand quarter over quarter. These increases were the result of increases in both the average balance of and average rates paid on interest-bearing deposits and borrowings. Average interest bearing deposits grew $117.0 million or 24.0% quarter over quarter driven primarily by the deposits acquired in the Patapsco Bancorp acquisition, while the primary reason for the $7.7 million or 10.0% increase in borrowing levels was the $3.4 million of debt we assumed in the Patapsco Bancorp acquisition and the $12.6 million variable rate debt we incurred to fund the redemption of our Series AA Preferred Stock, as discussed above. The average rate paid on our interest-bearing liabilities increased to 0.68% during the three months ended September 30, 2016 from 0.57% during the same period of 2015; the rate paid on our deposits increased three basis points, while the average rate paid on our borrowings increased 74 basis points during the three months ended September 30, 2016 compared to the same period of 2015 as a result of the acquired Patapsco Bancorp debt and the debt used to redeem the preferred stock.

Net Interest Income

As a result of the changes in our interest income and interest expense discussed above, our net interest income increased $967 thousand, or 12.6%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. As is to be expected given the 45.5% increase in interest expense, driven largely by the additional borrowings to fund the preferred stock redemption, while interest income grew only 15.7% during the third quarter of 2016 versus the same period in 2015, our net interest margin decreased from 3.94% for the third quarter of 2015 to 3.76% for the third quarter of 2016.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $402 thousand for the three months ended September 30, 2016 compared to $230 thousand for the same period in 2015, an increase of $172 thousand or 74.8%.

Noninterest Income

Noninterest income was $4.4 million for the three months ended September 30, 2016 compared to $3.3 million for the three months ended September 30, 2015, a $1.1 million or 34.6% increase. This increase was primarily due to increases of $937 thousand in income generated from the mortgage banking activities, $149 thousand in loan fee income and $53 thousand in BOLI income, partially offset by a $40 thousand loss on the sale of an impaired loan during the 2016 period, when comparing the third quarter of 2016 to the third quarter of 2015.

Noninterest Expenses

Noninterest expenses decreased by $1.7 million, or 14.8%, during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The largest contributor to this decrease was the $2.2 million decrease in merger and restructuring costs as a result of incurring no such costs during the 2016 period; such expenses incurred during the 2015 period were related to the NBRS Financial Bank (which we acquired in 2014) systems conversion and the Patapsco Bancorp acquisition. As discussed above with respect to the nine month period comparison, increased costs to support expanding infrastructure, growth initiatives and delivery strategies are the primary reason for the increases in many noninterest expense categories quarter over quarter. In this regard, increases quarter over quarter were compensation and employee benefits of $275 thousand, occupancy of $131 thousand, professional fees of $283 thousand, data processing cost of $176 thousand, and loan production cost of $117 thousand.

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

(in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans:
Real estate loans:
Residential - first lien	$462	$693
Residential - junior lien	28	63
Commercial	1,594	1,148
Commercial and leases	3,738	5,935
Consumer	140	150
Total non-accrual loans	5,962	7,989
Accruing troubled debt restructured loans:
Real estate loans:
Construstion and land	413	-
Residential - first lien	296	301
Commercial	2,514	2,073
Commercial and leases	198	7
Total accruing troubled debt restructured loans	3,421	2,381
Total non-performing loans	9,383	10,370
Other real estate owned:
Land	1,220	964
Commercial	1,323	1,405
Total other real estate owned	2,543	2,369
Total non-performing assets	$11,926	$12,739
Ratios:
Non-performing loans to total gross loans	1.15%	1.36%
Non-performing assets to total assets	1.18%	1.35%

Included in non-accrual loans at September 30, 2016 are three troubled debt restructured loans totaling $810 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were seven troubled debt restructured loans totaling $3.4 million performing subject to their modified terms at September 30, 2016. At September 30, 2016, loans 90 days or more past due and still accruing interest consisted of the following:

•	One construction and land loan in the amount of $2 thousand.
•	Two residential junior liens totaling $9 thousand.
•	Two consumer loans totaling $28 thousand.

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

Nonperforming assets amounted to $11.9 million, or 1.18% of total assets, at September 30, 2016 compared to $12.7 million, or 1.35% of total assets, at December 31, 2015. Total nonperforming assets decreased $813 thousand or 6.4% during the first nine months of 2016. There was an additional valuation allowance of $83 thousand recorded on one property during the first nine months of 2016 as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount.

The composition of our nonperforming loans at September 30, 2016 is further described below:

Non-Accrual Loans:

•	Two residential first lien loans totaling $462 thousand.
•	Two residential junior liens totaling $28 thousand.
•	Two commercial owner occupied loans totaling $519 thousand.

•	Six commercial non-owner occupied loans totaling $1.1 million, four of which represent one relationship.
•	28 commercial loans totaling $3.7 million, seven with a Small Business Administration (“SBA”) guarantee and eight that include a specific reserve totaling $1.3 million.
•	One consumer loan in the amount of $140 thousand with a specific reserve of $72 thousand.

Accruing Troubled Debt Restructured Loans:

•	Two construction and land loans totaling $413 thousand.
•	One residential first lien in the amount of $296 thousand.
•	One owner occupied commercial real estate loan in the amount of $441 thousand
•	One non-owner occupied commercial real estate loan in the amount of $2.1 million.
•	Two commercial loans totaling $198 thousand.

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

At September 30, 2016 and December 31, 2015, nonperforming loans were $9.4 million and $10.4 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.4 million at September 30, 2016 and $1.3 million at December 31, 2015. The amount of impaired loans not in need of a specific valuation allowance totaled $7.8 million and $10.0 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Nine months ended	Twelve months ended
(in thousands)	September 30, 2016	December 31, 2015
Balance at beginning of year	$4,869	$3,602
Charge-offs:
Real estate
Construction and land loans	(216)	-
Residential first lien loans	-	(23)
Residential junior lien loans	-	(12)
Commercial owner occupied loans	(191)	-
Commercial non-owner occupied loans	-	(82)
Commercial loans and leases	(233)	(825)
Consumer loans	(15)	(5)
	(655)	(947)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	3
Residential junior lien loans	-	1
Commercial owner occupied loans	40	-
Commercial non-owner occupied loans	4	318
Commercial loans and leases	45	52
Consumer loans	29	4
	118	378
Net charge-offs	(537)	(569)
Provision for credit losses	1,302	1,836
Balance at end of year	$5,634	$4,869

Net charge-offs to average loans and leases	0.069%	0.090%

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

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1
Real estate
Construction and land loans	$580	9.1%	$265	9.1%
Residential first lien loans	450	24.4	300	24.1
Residential junior lien loans	87	4.2	47	3.6
Commercial owner occupied loans	333	16.5	309	17.3
Commercial non-owner occupied loans	1,105	24.9	728	23.9
Commercial loans and leases	2,924	20.3	3,094	21.5
Consumer loans	155	0.6	126	0.6
Total	$5,634	100.0%	$4,869	100.0%

(1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2016 and December 31, 2015. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016 and December 31, 2015, cash and cash equivalents totaled $43.9 million and $38.3 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2016 and December 31, 2015, we had $130.8 million and $167.7 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $55.2 million and $95.0 million at September 30, 2016 and December 31, 2015, respectively, and $75.6 million and $72.7 million in unused lines of credit to borrowers at September 30, 2016 and December 31, 2015, respectively. In addition to commitments to originate loans and unused lines of credit we had $6.9 million and $7.8 million in letters of credit at September 30, 2016 and December 31, 2015, respectively. Certificates of deposit due within one year of September 30, 2016 totaled $164.7 million, or 20.5% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first nine months of 2016 cash was utilized to increase our portfolio of loans by $56.8 million. For the same period of 2015, cash used to fund our loan portfolio totaled $47.5 million. During the first nine months of 2016 we utilized cash to purchase additional securities totaling $65.6 million while receiving $77.5 million as a result of securities maturing. For the same period in 2015 we purchased additional securities totaling $13.9 million and we received $42.5 million in security maturities. During the first nine months of 2016, we invested $19.5 million in short term certificates of deposit at other financial institutions.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $56.4 million during the nine months ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $91.5 million at September 30, 2016 compared to $78.5 million at December 31, 2015. At September 30, 2016, we had the ability to borrow up to a total of $217.0 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016 and December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2016 and December 31, 2015 are as follows:

(in thousands)	September 30, 2016	December 31, 2015

Unfunded loan commitments	$55,182	$95,009
Unused lines of credit	75,643	72,664
Letters of credit	6,861	7,848

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at September 30, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q Bancorp’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bancorp’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bancorp’s Chief Executive Officer and Chief Financial Officer concluded that Bancorp’s disclosure controls and procedures are effective as of September 30, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Bancorp’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

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

HOWARD BANCORP, INC.
(Registrant)

November 14, 2016	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 14, 2016	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO