Form 10-K
period 2016-12-31
Howard Bancorp Inc
filed 2017-03-16
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐      Accelerated filer ☒       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2016, was approximately $78.1 million. At March 15, 2017, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 9,763,318.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including the expected opening of our new Columbia, Maryland branch, opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share and asset growth, revenue and profit growth and expanding client relationships;
•	impact of recent branch closures and the opening of our anticipated new branch on expenses;
•	possible entry into new markets;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	expected continued focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels and future sources of liquidity;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit;
•	repayment on a particular troubled debt restructured loan; and
•	the impact of interest rate changes on our net interest income.

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

Part I

Item 1. Business

Howard Bancorp, Inc.

Howard Bancorp, Inc., the parent company of Howard Bank, was incorporated in April 2005 under the laws of the State of Maryland to serve as the bank holding company of Howard Bank.

Howard Bank

Howard Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. The Bank was formed in March 2004 and commenced banking operations on August 9, 2004. Howard Bank has chosen, for the time being, not to seek and exercise trust powers, and our business, powers and regulatory structure are the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has four operating subsidiaries, three of which hold foreclosed real estate and the other of which owns and manages real estate that we use for one of our branch locations and that also contains office and retail space.

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. The Bank has branches in Howard County as well as in Anne Arundel County, Baltimore County, Baltimore City, Cecil County and Harford County in Maryland. We engage in a general commercial banking business, making various types of loans and accepting deposits. We have traditionally marketed our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”), and have recently expanded to meet the financial needs of consumers generally.

Our core business strategy involves driving organic growth by delivering advice and superior customer service to clients through local decision makers. We combine the Bank’s specialized focus on both local markets and small and medium-sized business related market segments with a broad array of products, new technology and seasoned banking professionals to position the Bank differently from most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. To develop this strategy, we have established long-standing relationships with key customers in the community and with local business leaders who can create business opportunities. It is this philosophy toward the business that has afforded the Company great success in attracting and retaining top-tier, high quality lending teams from other institutions.

Our primary source of revenue is net interest income, with fees generated by lending, mortgage banking and depository service charges constituting a smaller, but growing, percentage of revenues. We have positioned the balance sheet to hold a high percentage of earning assets and, in turn, to have those earning assets dominated by loans rather than investment securities. Generally speaking, our loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Our superior underwriting and lending teams have allowed us to be successful in gaining market share, while continuing to maintain solid asset quality ratios, an approach which is fundamental to our culture. In our efforts to drive revenue growth, we continue to invest in our infrastructure and talent with the long-term view of building the dominant Greater Baltimore bank. At all times, our revenue-generating activities and expenditures are viewed with an eye towards investor returns while not exceeding risk tolerance thresholds set forth by management and our board of directors.

Our leadership team is deep and experienced both as it relates to tenure with the Company as well as industry experience. Chairman and CEO, Mary Ann Scully, founded the Company and has over 35 years of banking experience, mainly in senior executive roles with larger financial institutions. In addition, the Company employs a strong stable of next level senior leadership, which it believes is critical for successful implementation of our strategic initiatives. It is this leadership experience that has driven the Company’s growth since its founding. In addition to organic growth, the Company has completed and integrated one whole bank acquisition, one FDIC-assisted transaction and two branch acquisition transactions. We consider this to be a critical component of furthering future growth and will continue to cultivate and pursue strategic initiatives provided they generate meaningful long-term stockholder returns.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. We continue to expand our branch locations both through opening new branches and acquiring branch offices via acquisition. In 2015 we added four branches when we acquired Patapsco Bancorp, Inc., the parent Company of the Patapsco Bank, three in Baltimore County and one in Baltimore City. We plan to open additional branches in the counties where we now operate and contiguous counties over the next several years, however, other than a planned new location in Columbia, Maryland, and the relocation of a branch in Baltimore City, Maryland during 2017, we currently have no definitive plans or agreements in place with respect to any other additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending and deposit gathering (especially non-interest bearing transactional deposits), our demonstrated ability to attract additional investment and capital, and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit.

Recent Developments

On May 6, 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt matured one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

On February 1, 2017, we issued 2,760,000 shares of our common stock in a fully underwritten offering pursuant to an underwriting agreement with Raymond James & Associates, Inc., as representative of the underwriters named therein. The shares were sold at a public offering price of $15.00 per share. The net proceeds of the offering, after underwriting discounts of $0.90 per share and estimated expenses, were approximately $38.4 million. We used a portion of the proceeds of the offering to pay off the loan to Raymond James Bank, N.A. We intend to use the balance of the proceeds for general corporate purposes, including contributing to the capital of Howard Bank to support its lending and investing activities and to support or fund acquisitions of other institutions or branches as and if opportunities for such transactions become available.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We also have loans in our loan portfolio that are outside our market area, although to grow our loan portfolio we do not actively solicit business outside our primary market.

We have 13 full services branches, located throughout Maryland:

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

BALTIMORE CITY
Hampden
821 W. 36th St.
Baltimore, MD 21211

HARFORD COUNTY
Aberdeen	Havre de Grace	Dublin
3 West Bel Air Ave.	800 Revolution St.	3535 Conowingo Rd.
Aberdeen, MD 21001	Havre de Grace, MD 21078	Street, MD 21154

CECIL COUNTY
Rising Sun	Elkton
6 Pearl St.	305 Augustine Herman Hwy.
Rising Sun, MD 21911	Elkton, MD 21921

Competitive Position

We believe that our position as a community bank with over $1 billion in assets positions us well to navigate the ongoing market consolidation and heightened regulatory environment. We continue to have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some banks that, we believe, are locked into legacy systems and are finding the onslaught of new regulations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We further believe the current economic and regulatory environment will continue to result in greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

We believe that our “Hands On” approach to delivering small and medium-sized businesses a very broad and deep array of competitive credit and cash management services through a team of experienced advisors and providing them with access to local policy and decision makers fills a “white space” between the sophisticated but distracted large banks whose best personnel work with the largest companies and the small banks who are very responsive but less capable of being proactive in providing advice. Our relationship managers, team leaders and executive management generally have decades of banking experiences and are well established in the communities that they serve. They are able to interface with clients directly to share that experience and to provide connections with their own network of other specialized advisors. We believe we also benefit from our committed leadership at both the executive management and board level who bring a broad array of skills and experiences to our company and are able to position the Bank for consistent profitable growth.

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

Credit Policies and Administration

We have adopted a comprehensive lending policy that includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, only small lending authority is given to individual loan officers. Most loan officers can approve loans of up to $100,000.  The Chief Lending Officer, the Chief Credit Officer and a select number of senior managers can approve loans up to $750,000, or any two together can approve loans up to $1,500,000.  Our Chief Executive Officer can approve loans of up to $2,000,000.  Loans above these amounts must be reviewed and approved by an officers’ loan committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial conditions of our borrowers and the concentration of loans in our portfolio.

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

Howard Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the Asset Quality Committee of the board and the full board of directors and are available to and used by regulatory examiners when they review the Bank’s asset quality. We currently use the firm of CliftonLarsenAllen to perform this review.

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

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures. Our construction loans generally bear a variable rate of interest and have terms of one to two years. Funds are advanced on a percentage-of-completion basis. These loans are generally repaid at the end of the development or construction phase, although loans for both residential and commercial construction will often convert into a permanent mortgage loan at the end of the term of the loan. Loan to value parameters range from 65% of the value of land to 75% for developed land, 80% for commercial or multifamily construction and 85% for residential construction. These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy. Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan. Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or completed construction. The borrower must have solid experience in this type of construction and personal guarantees are usually required.

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

Our residential mortgage loans are generally for owner-occupied single family homes. These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has extremely strong credit. We originate adjustable rate residential mortgage loans with initial fixed-rate terms of five to seven years, as well as fixed rate residential mortgage loans with primarily 15 or 30 year terms.

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

Home equity loans and lines of credit generally have greater risk than one- to four-family residential mortgage loans. In these cases, we face the risk that collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. In particular, because home equity loans are secured by second mortgages, decreases in real estate values could adversely affect the value of the property serving as collateral for these loans. Thus, the recovery of such property could be insufficient to repay us for the value of these loans.

Loans secured by second mortgages have greater risk than owner-occupied residential loans secured by first mortgages. When customers default on their loans we attempt to foreclose on the property. However, the value of the collateral may not be sufficient to repay the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from these customers. In addition, decreases in property values could adversely affect the value of properties used as collateral for the loans. These second lien loans represent a smaller portion of our portfolio than our first lien residential mortgage loans.

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

We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal limits. More rarely, we purchase loan participations from correspondent banks in the local market as well. Those loans are underwritten in-house with the same care of loans directly originated.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors, current income, credit history including the Bank’s prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regards to the equity/net worth of the borrower and collateral available to the Bank to secure the loan.

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by the board of directors annually.

Mortgage Banking

Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Second mortgage and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to 30 years.

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

The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, at times it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by investor but can be up to approximately 12 months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, follow investor guidelines, and will carry private mortgage insurance, where applicable.

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

Other Banking Products

We offer our customers wire transfer services, ATM and check cards, automated teller machines at all of our branch locations, safe deposit boxes at most branches and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers and merchant card services for our business customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments including an option for same day payment. Our commercial account services include an overnight sweep service and remote deposit capture service.

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

Employees

Howard Bank has 293 full-time and seven part-time employees as of December 31, 2016. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was approximately $14.2 million as of December 31, 2016. We further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $10.0 million, which in-house limit can be exceeded on a limited basis. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. We also compete with Internet-based banks. Competition for loans to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals is intense, and pricing is important. We believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last several years have enhanced the Bank’s position as a locally headquartered and managed community bank, but many of these competitors now have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever. Moreover, larger institutions operating in our primary market area may have access to borrowed funds at a lower rate than is available to us. Deposit competition is also strong among institutions in our primary market area.

However, recent mergers of other area banks into large regional and national financial institutions have created opportunities for community-focused and prudently managed community banks. While our board of directors is aware of the competition that these larger institutions and alternative providers of financial services offer, we believe that local independent banks play and will continue to play a significant role in our primary market area. Our board of directors believes it is a significant and distinct advantage to be a locally owned and operated state bank interested in serving the needs of small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals.

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

The BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of a bank, as defined in the BHC Act. The determination whether an investor “controls” bank is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a bank or other company if the party (i) owns or controls 25% or more of any class of voting securities of the bank or other company; (ii) can elect or appoint a majority of the board of directors, or similar body, of the bank or other company; or (iii) exercises a "controlling influence" over the bank or other company. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 and (ii) no other person owns, controls or has the power to vote a greater percentage of that class of voting securities. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Howard Bancorp were to exceed certain thresholds, the investor could be deemed to “control” Howard Bancorp for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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

Howard Bank

Howard Bank is a Maryland chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation and the FDIC. The regulations of these agencies govern most aspects of Howard Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Howard Bank generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), and not for the purpose of protecting Howard Bancorp, Inc. or its stockholders.

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

Capital Requirements

The federal bank regulatory agencies have adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements could cause regulators to initiate certain discretionary, and under certain circumstances, mandatory, actions by regulators that could have a direct material adverse effect on the Bank’s financial condition.

The capital adequacy guidelines include a minimum leverage ratio (tier 1 capital to average total assets) for banks and bank holding companies of not less than 4%. In addition to the minimum leverage capital requirements, banks must maintain certain ratios of capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by dividing common equity Tier 1, Tier 1 and total risk-based capital, respectively, by risk-weighted assets.

There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. Accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital.

In addition to the minimum leverage requirements, banks and bank holding companies are expected to maintain minimum ratios of capital to risk-weighted assets, or “risk-based capital ratios.” Under the capital rules, risk-based capital ratios are calculated by dividing common equity Tier 1, Tier 1 and total risk-based capital, respectively, by risk-weighted assets. In July 2013, the federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. Among other things, the rule established a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6.0%, a minimum total risk-based capital ratio requirement of 8.0% and a minimum leverage ratio requirement of 4.0%. The capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment. Howard Bank has elected to permanently opt out of this treatment in our capital calculations, as permitted by the final rule.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 ratio of 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2016, Howard Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Howard Bank has been ‘‘well capitalized’’ since it commenced its business operations.

The bank regulatory agencies may impose higher capital requirements on certain banks, and future regulatory change could impose higher capital standards as a routine matter. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

Deposit Insurance Assessments

Howard Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Maryland Office of the Commissioner of Financial Regulation annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. During 2016, amounts in transaction accounts above $15.2 million and up to $110.2 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $110.2 million required reserves of $2,850,000 plus 10% of the amount in excess of $110.2 million. The FRB changes its reserve requirements on an annual basis and Howard Bank is subject to new requirements for 2017. Howard Bank was in compliance with its reserve requirements at December 31, 2016 and is in compliance with its current reserve requirements.

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

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Howard Bank has a CRA rating of “Satisfactory.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function; and enhanced due diligence of certain customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

The small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A continued sluggish economy or another economic slowdown may have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

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

The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our residential lending department.

The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately 12 months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal noncompliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact the market price of our common stock.

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

Non-Compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions.

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

A worsening of economic conditions could adversely affect our results of operations and financial condition.

We continue to operate in a challenging and uncertain economic environment. Economic growth continues to be slow and uneven. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels, potential tariffs on imports into the United States and cuts in government spending, may negatively impact economic conditions going forward. In addition, an increase in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Furthermore, the FRB, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the FRB continues to increase the federal funds rate in the near term, as is expected, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our commercial borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

Requirements to hold more capital could have a material adverse effect on our financial condition and operations.

In July 2013, the bank regulators adopted a final rule for the Basel III capital framework. These rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies and substantially amend the regulatory risk-based capital rules applicable to us. The rules apply to Howard Bank and Howard Bancorp. The rules include a capital conservation buffer that phases in over a period of years that began in 2016 and will become fully effective in 2019. Failure to satisfy any of the capital requirements, including with the applicable “buffer” amount, will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that could be utilized for such actions if the capital requirements of the buffer are not fully satisfied. Beginning January 1, 2017, Howard Bancorp and the Bank’s risk-based capital requirements, with the applicable buffer, are (i) a common equity Tier 1 ratio of 5.75%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 7.25% and (iii) a total capital ratio of 9.25%. The capital conservation buffer does not apply to our leverage ratio requirement, which will remain at 4%. Once the capital conservation buffer is fully phased in, the resulting requirements will be a common equity Tier 1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. These increased capital requirements may have a material adverse impact on our liquidity and results of operations, or the failure to satisfy such requirements may result in our inability to pay dividends on or repurchase shares of our common stock, which could also negatively impact the market price of our stock, and may negatively impact our ability to retain personnel if our ability to pay retention bonuses is compromised.

Our business may be adversely affected by increasing prevalence of fraud and other financial crimes.

As a financial institution, we are subject to risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We believe we have controls in place to detect and prevent such losses, but in some cases multi-party collusion or other sophisticated methods of hiding fraud may not be readily detected or detectable, and could result in losses that affect our financial condition and results of operations.

Financial crime is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a loss, potentially a loss that could have a material adverse effect on our financial condition, reputation and results of operations.

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

The Dodd Frank Act required the CFPB and other federal agencies to issue many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd Frank Act that have not yet been fully adopted and implemented and we will not know the full impact of the Dodd Frank Act on our business until such regulations are fully implemented. As a result, we cannot predict the full extent to which the Dodd Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and may result in additional costs and a diversion of management’s time from other business activities, any of which could adversely impact our results of operations, liquidity or financial condition.

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

Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. In particular, due to the proximity of our primary and secondary market areas to Washington, D.C., decreases in spending by the Federal government or cuts to Federal government employment could impact us to a greater degree than banks that serve a larger or a different geographical area. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.

The small to medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair their ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on its business and its ability to repay a loan. As a result, economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

We depend heavily on six key employees, Mary Ann Scully, Robert A. Altieri, George C. Coffman, Dennis E. Finnegan, Charles E. Schwabe and James D. Witty, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our President and Chief Executive Officer, Mr. Altieri is an Executive Vice President, President of our Mortgage Banking Division and our Chief Specialty Lending Officer, Mr. Coffman is an Executive Vice President and our Chief Financial Officer, Mr. Finnegan is an Executive Vice President and our Chief Deposit Officer, Mr. Schwabe is an Executive Vice President and our Secretary, Chief Administrative Officer, and Chief Risk Officer and Mr. Witty is an Executive Vice President and our Chief Lending Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully, Mr. Altieri, Mr. Coffman, Mr. Finnegan, Mr. Schwabe and Mr. Witty and acquired key-person life insurance on each such executive officer, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully, Mr. Altieri, Mr. Coffman, Mr. Finnegan, Mr. Schwabe or Mr. Witty could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

State and federal banking agencies, including the FRB, the FDIC and the Maryland Office of the Commissioner of Financial Regulation, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a state or federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. Our capital requirements for the foreseeable future are currently satisfied. We may at some point, however, need to raise additional capital to support our continued growth or if our liquidity is adversely affected by external factors such as worsening economic conditions or continued slow economic growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired, or the failure to raise additional capital could have a material adverse effect on our liquidity, financial condition or results of operations. In addition, if we decide to raise additional equity capital, your interest in Howard Bancorp could be diluted. Furthermore, if we raise additional capital through the issuance of debt securities, there can be no assurance that sufficient revenues or cash flow will exist to service such debt.

The market value of our investments could negatively impact stockholders’ equity.

Most of our securities investment portfolio as of December 31, 2016 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments.” ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in shareholders’ equity.

Our lending limit may limit our growth.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. Based upon our current capital levels, such amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available.

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

Our articles of incorporation currently authorize an aggregate of 20 million shares of common stock, 9,763,318 of which are outstanding as of the date of this report. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our headquarters are located in Ellicott City, Maryland. The Bank owns nine full-service branches and leases its remaining branches. See Note 9 to the Consolidated Financial Statements, “Premises and Equipment,” for additional information.

We own the following properties, which had a book value of $16.3 million at December 31, 2016:

Branch Location	Address	Description

Maple Lawn [1]	10985 Johns Hopkins Road	Full service branch with drive-thru
Laurel, MD 20723

Centennial	10161 Baltimore National Pike	Full service branch with drive-thru
Ellicott City, MD 21042

Aberdeen	3 West Bel Air Avenue	Full service branch with drive-thru
Aberdeen, MD 21001

Rising Sun	6 Pearl Street	Full service branch with drive-thru
Rising Sun, MD 21911

Elkton [1]	305 Augustine Herman Highway	Full service branch with drive-thru
Elkton, MD 21921

Dublin	3535 Conowingo Road	Full service branch with drive-thru
Street, MD 21154

Dundalk	1301 Merritt Boulevard	Full service branch with drive-thru
Dundalk, MD 21222

Parkville [1]	2028 East Joppa Road	Full service branch with drive-thru
Parkville, MD 21235

Hampden	821 West 36th Street	Full service branch
Baltimore, MD 21211

Office Location	Address	Description

Innovation Center	10161 Baltimore National Pike	Information technology and other
	Ellicott City, MD 21042	support functions

(1)	The premises are owned, but are subject to a ground lease.

We lease the following branches:

Branch Location	Address	Description

Snowden River	6011 University Boulevard, Suite 150	Full service branch with drive-thru
Ellicott City, MD 21043

Defense Highway	116 Defense Highway	Full service branch with drive-thru
Annapolis, MD 21401

Towson	22 West Pennsylvania Avenue	Full service branch with drive-thru
Baltimore, MD 21204

Havre de Grace	800 Revolution Street	Full service branch with drive-thru
Havre de Grace, MD 21078

We lease the following facilities unless otherwise noted:

Office Location	Address	Description

Corporate Office	6011 University Boulevard, Suite 370	Corporate headquarters
Ellicott City, MD 21043

Towson Office	22 West Pennsylvania Avenue, Suite 102	Regional headquarters
Baltimore, MD 21204

Annapolis Office	1997 Annapolis Exchange Parkway, Suite 140	Regional banking office and regional
	Annapolis, MD 21401	mortgage banking office

Columbia Mortgage Office	8820 Columbia 100 Parkway	Regional mortgage banking office
Columbia, MD 21045

Timonium Mortgage Office	1954 Greenspring Drive, Suite 165	Regional mortgage banking office
Timonium, MD 21093

Rockville Mortgage Office	1572 Crabb Branch Way, Suite 2D	Regional mortgage banking office
Rockville, MD 20855

Reisterstown Mortgage Office	118 Westminster Pike, Suite 106	Regional mortgage banking office
Reisterstown, MD 21136

Dundalk	1301 Merritt Boulevard	Deposit operation services
Dundalk, MD 21222

Parkville [1]	2028 East Joppa Road	Loan operation services
Parkville, MD 21235

(1)	The premises are owned, but are subject to a ground lease.

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

	2016		2015
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$13.33	$11.65	$14.90	$10.75
Second	13.27	12.01	14.75	12.01
Third	13.75	12.24	15.15	13.03
Fourth	15.25	12.85	14.90	12.51

At March 15, 2017, we had 453 stockholders of record.

Dividends

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future; however, our board of directors may decide to declare dividends in the future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, tax considerations, general economic conditions and any legal or contractual limitations on our ability to pay dividends. We are not obligated to pay dividends on our common stock.

As a bank holding company, our ability to declare and pay cash dividends is dependent upon, among other things, restrictions imposed by the reserve and capital requirements of Maryland and federal law and regulations, our income and financial condition, tax considerations and general business conditions. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2016	2015	2014	2013	2012
Statements of operations data:
Interest income	$38,741	$33,349	$23,360	$17,711	$15,537
Interest expense	4,562	3,072	2,402	1,901	2,005
Provision for credit losses	2,037	1,836	3,255	950	718
Noninterest income	14,782	11,927	23,256	1,324	768
Noninterest expense	38,685	38,253	23,694	13,239	10,823
Federal and state income tax expense	2,936	973	6,853	984	1,138
Net income	5,303	1,142	10,412	1,961	1,621
Dividends	166	126	126	165	616
Net income available to common shareholders	5,137	1,016	10,286	1,796	1,005

Per share data and shares outstanding:
Net income per common share, basic	$0.74	$0.16	$2.53	$0.44	$0.31
Net income per common share, diluted	$0.73	$0.16	$2.48	$0.44	$0.31
Book value per common share at period end	$12.27	$11.54	$11.36	$8.80	$8.45
Average common shares outstanding	6,975,662	6,160,005	4,073,077	4,036,291	3,269,835
Diluted average common shares outstanding	6,998,982	6,223,496	4,143,101	4,076,470	3,269,835
Shares outstanding at period end	6,991,072	6,962,139	4,145,547	4,095,650	4,040,471

Financial Condition data:
Total assets	$1,026,957	$946,759	$691,416	$499,918	$401,675
Loans receivable (gross)	821,524	757,002	552,917	403,875	322,218
Allowance for credit losses	6,428	4,869	3,602	2,506	2,764
Other interest-earning assets	152,075	138,137	99,261	60,481	38,972
Total deposits	808,734	747,408	554,039	388,949	314,858
Borrowings	127,574	98,828	67,628	61,658	38,987
Total stockholders' equity	85,790	92,899	59,643	48,624	46,721
Common equity	85,790	80,337	47,081	36,062	34,159

Average assets	970,710	782,441	557,602	428,961	356,355
Average stockholders' equity	86,221	76,143	50,674	47,717	41,338
Average common stockholders' equity	81,896	63,581	38,112	35,155	28,776

Selected performance ratios:
Return on average assets	0.55%	0.15%	1.87%	0.46%	0.45%
Return on average common equity	6.48%	1.80%	27.32%	5.58%	5.63%
Net interest margin(1)	3.73%	4.08%	3.97%	3.93%	3.98%
Efficiency ratio(2)	79.01%	90.64%	53.59%	77.27%	75.69%

Asset quality ratios:
Nonperforming loans to gross loans	1.13%	1.37%	0.77%	0.79%	0.75%
Allowance for credit losses to loans	0.78%	0.64%	0.65%	0.62%	0.86%
Allowance for credit losses to nonperforming loans	69.24%	46.95%	84.69%	78.76%	115.12%
Nonperforming assets to loans and other real estate	1.41%	1.68%	1.21%	1.37%	1.63%
Nonperforming assets to total assets	1.13%	1.35%	0.97%	1.11%	1.32%

Capital ratios:
Leverage ratio	8.36%	9.90%	8.60%	9.93%	12.34%
Tier I risk-based capital ratio	9.71%	11.47%	10.11%	11.45%	14.18%
Total risk-based capital ratio	10.83%	12.09%	10.73%	12.05%	15.02%
Average equity to average assets	8.88%	9.73%	9.09%	11.12%	11.60%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help current and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2016 and 2015 and our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

Overview

Howard Bancorp, Inc. is the holding company for Howard Bank. Howard Bank was formed in 2004. Howard Bank’s business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to four-family residential loans. Although we plan to continue to focus on commercial customers, we intend to continue our origination of one- to four-family residential mortgage loans, maintaining our portfolio of mortgage lending and also selling select loans into the secondary markets.

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

In August 2015, we completed our acquisition of Patapsco Bancorp, the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into the Company, immediately followed by the merger of Patapsco Bank with and into the Bank. The merger was consummated pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp.

On May 6, 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to the Treasury under its SBLF program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A.

Financial highlights in 2016 are as follows:

•	We reached $1.0 billion in assets.
•	Total assets increased by $80.2 million or 8.5%.
•	Portfolio loans grew by $64.5 million or 8.5%.
•	Deposits increased by $61.3 million or 8.2%.
•	$4.2 million or over 350% increase in net income for 2016 compared to 2015.

On February 1, 2017, we sold 2,760,000 shares of our common stock resulting in aggregate net proceeds of approximately $38.4 million. We used the proceeds of the offering to pay off the loan to Raymond James Bank, N.A. and retained the remainder. This will positively impact our liquidity and capital position in 2017 and provide funds that will allow us to grow our loans and investments.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America (“GAAP”) and general practice within the banking industry. Accordingly, preparation of the financial statements require management to exercise significant judgment or discretion and make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, income taxes and share based compensation.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The goodwill impairment analysis estimates the fair value of equity using discounted cash flow analyses. The inputs and assumptions specific to each reporting unit are incorporated in the valuations, including projections of future cash flows, discount rates, and an estimated long-term growth rate. We assess the reasonableness of the estimated fair value of the reporting units by comparing implied valuation multiples with valuation multiples from guideline companies and by comparing the aggregate estimated fair value of the reporting units to our market capitalization over a reasonable period of time. Significant and sustained declines in our market capitalization could be an indication of potential goodwill impairment. The estimated fair values of the reporting units are highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value. Ultimately, potential future changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. We have determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible for 2016.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2016 and December 31, 2015 balance sheets is presented below.

Assets

Total assets increased $80.2 million, or 8.5%, to $1.0 billion at December 31, 2016 compared to $946.8 million at December 31, 2015. This increase in assets includes organic loan growth of $64.5 million and the Bank’s $19.5 million investment in interest bearing deposits at other financial institutions during 2016. Partially offsetting these increases was a $10.8 million decrease in securities available for sale. The primary source of funding for the asset growth was an increase in deposit levels. Customer deposits increased from $747.4 million at December 31, 2015 to $808.7 million at December 31, 2016, an increase of $61.3 million or 8.2%. Supplementing the deposit growth, the level of short-term Federal Home Loan Bank of Atlanta (“FHLB”) borrowings increased by $37.9 million during 2016. As a result of the redemption of our Series AA Preferred Stock in May 2016, as discussed above and in Notes 1 and 20 to our consolidated financial statements, total shareholders’ equity decreased from $92.9 million on December 31, 2015 to $85.8 million on December 31, 2016, despite an increase in retained earnings of $5.1 million.

Investment Securities

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency and treasury securities, mortgage backed securities, and mutual fund investments in our securities portfolio, which are categorized as available for sale. The investment in mutual funds is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer repurchase agreements as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. At December 31, 2016 and December 31, 2015 we held an investment in stock of the FHLB of $5.1 million and $4.2 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2016		2015		2014
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale U.S. Government Agencies	$34,584	$34,463	$48,467	$48,422	$37,010	$36,981
Treasuries	1,512	1,504	-	-	4,000	3,997
Mortgage-backed	1,366	1,298	54	57	95	101
Other investments	1,500	1,463	1,100	1,094	-	-
	$38,962	$38,728	$49,621	$49,573	$41,105	$41,079
Held to maturity Corporate debentures	$6,250	$6,584	$3,000	$3,328	$-	$-

We had available for sale securities of $38.7 million and $49.6 million at December 31, 2016 and December 31, 2015, respectively, which were recorded at fair value. This represents a decrease of $10.8 million, or 21.9%, for the year ended December 31, 2016 from the prior year end. This decrease was a result of scheduled maturities and calls of these securities, except for the sale of an equity security with a carrying value of $100 thousand issued by a local small financial institution that resulted in a gain of $96 thousand in 2016. In 2015, we sold the entire investment portfolio acquired in the Patapsco Bancorp acquisition within days of the closing, recording no gain or loss on the sale of this investment portfolio.

With respect to our portfolio of securities available for sale, the portfolio contained 12 securities with unrealized losses of $240 thousand and 19 securities with an unrealized losses of $51 thousand at December 31, 2016 and 2015, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. The held to maturity securities were all in a gain position at December 31, 2016 and 2015.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2016 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2016
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government Agencies	$16,988	0.70%	$17,596	1.16%	$-	-%	$-	-%	$34,584	0.93%

Treasury	-	-	1,512	0.83	-	-	-	-	1,512	0.83
Mortgage-backed	-	-	12	4.58	12	4.97	1,342	2.57	1,366	2.61
	$16,988	0.70%	$19,120	1.14%	$12	4.97%	$1,342	2.57%	$37,462	0.99%
Held to maturity Corporate debentures	$-	-	$-	-	$6,250	6.12	$-	-	$6,250	6.12%

Loan and Lease Portfolio

Total loans and leases increased $64.5 million, or 8.52%, to $821.5 million at December 31, 2016 from $757.0 million at December 31, 2015. This organic growth during 2016 was primarily due to growth in total real estate loans, which increased $61.7 million or 10.4% from 2015 levels. Residential real estate loans grew $19.6 million and commercial real estate loans (including construction and land development) grew $42.1 million comparing 2016 levels to those at the end of 2015. Commercial loans and leases grew slightly, by $2.3 million, while the consumer loan portfolio increased $548 thousand, during 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
(dollars in thousands)	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$72,973	8.9%	$69,385	9.1%	$64,158	11.6%	$50,884	12.6%	$37,963	11.8%
Residential - first lien	195,032	23.7	182,988	24.1	88,293	16.0	39,249	9.7	29,826	9.3
Residential - junior lien	35,009	4.3	27,477	3.6	19,301	3.5	8,266	2.0	7,983	2.5
Total residential real estate	230,041	28.0	210,465	27.7	107,594	19.5	47,515	11.7	37,809	11.7
Commercial - owner occupied	134,213	16.3	131,114	17.3	112,826	20.4	90,333	22.4	61,119	19.0
Commercial - non-owner occupied	216,781	26.4	181,361	23.9	123,958	22.4	113,559	28.1	96,223	29.9
Total commercial real estate	350,994	42.7	312,475	41.2	236,784	42.8	203,892	50.5	157,342	48.8
Total real estate loans	654,008	79.6	592,325	78.0	408,536	73.9	302,291	74.8	233,114	72.3
Commercial loans and leases	162,715	19.8	160,424	21.4	139,669	25.2	100,410	24.9	87,844	27.3
Consumer loans	4,801	0.6	4,253	0.6	4,712	0.9	1,174	0.3	1,260	0.4
Total loans and leases	$821,524	100.0%	$757,002	100.0%	$552,917	100.0%	$403,875	100.0%	$322,218	100.0%

We have historically focused primarily on lending to businesses for commercial financing as well as commercial real estate lending. Our business model has always been to focus on the needs of small to mid-sized businesses and their owners. While this focus continues, since the commencement of our mortgage banking activities in 2014 we have seen continued growth in our residential real estate lending portfolio.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2016.

	As of December 31, 2016
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$38,741	$25,400	$8,832	$72,973
Residential - first lien	183	3,624	191,225	195,032
Residential - junior lien	176	1,413	33,420	35,009
Total residential real estate	359	5,037	224,645	230,041
Commercial - owner occupied	16,148	41,514	76,551	134,213
Commercial - non-owner occupied	29,320	87,790	99,671	216,781
Total commercial real estate	45,468	129,304	176,222	350,994
Total real estate loans	84,568	159,741	409,699	654,008
Commercial loans and leases	24,501	59,940	78,274	162,715
Consumer loans	335	710	3,756	4,801
Total	$109,404	$220,391	$491,729	$821,524
Rate terms:
Fixed rate	$63,216	$159,923	$253,899	$477,038
Adjustable rate	46,188	60,468	237,830	344,486
Total	$109,404	$220,391	$491,729	$821,524

Deposits

We accept deposits primarily from the areas in which our branches and offices are located. We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits. We also rely on our customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Customer deposits have historically provided us with a sizeable source of relatively stable and low-cost funds to support asset growth. Our deposit accounts consist of commercial and retail checking accounts, savings accounts, certificates of deposit, money market accounts, and individual retirement accounts. We do not currently accept brokered deposits other than those obtained under Promontory Interfinancial Network’s certificate of deposit account registry service program.

We review and update interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, anticipated short term loan demand and our deposit growth goals.

Our deposits increased from $747.4 million at December 31, 2015 to $808.7 million at December 31, 2016, an increase of $61.3 million or 8.2% for 2016, all of which is attributable to organic activities. Total demand deposits grew $17.7 million or 7.8%, comprised of noninterest-bearing demand deposits growth of $9.2 million and interest-bearing demand deposits growth of $8.5 million. Money market accounts increased $17.2 million or 7.5%. Certificates of deposit increased $27.9 million or 11.8% which was the largest individual category of deposits growth. The only deposit category that declined was our savings accounts, which decreased $1.5 million or 2.9% during the year ended December 31, 2016.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated

	December 31,
(dollars in thousands)	2016			2015			2014
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$182,880	23%	-%	$173,689	23%	-%	$142,727	26%	-%
Interest-bearing checking	62,538	8	0.23	54,014	7	0.21	49,988	9	0.24
Money market accounts	247,858	31	0.46	230,661	31	0.47	140,426	25	0.47
Savings	50,495	6	0.14	51,989	7	0.18	31,354	6	0.19
Certificates of deposit	264,963	32	0.87	237,055	32	0.75	189,544	34	0.82
Total deposits	$808,734	100%	0.57%	$747,408	100%	0.56%	$554,039	100%	0.60%

The following table sets forth the maturity of certificates of deposit $100,000 and over at December 31, 2016

(in thousands)
Three months or less	$62,865
Over three to six months	42,162
Over six to twelve months	27,654
Over twelve months	50,277
$182,958

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase (“repurchase agreements”), FHLB advances, a junior subordinated debenture assumed in the Patapsco Bancorp acquisition and, during 2016, $12.6 million of variable rate short-term debt with Raymond James Bank, N.A, which we used to fund the redemption of the preferred stock issued under the SBLF program. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from non-interest bearing deposit accounts to an interest bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

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

Our borrowings totaled $127.6 million at December 31, 2016 and $98.8 million at December 31, 2015. Short-term borrowings are summarized in the following table:

	December 31,
	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$11,390	0.13%	$16,621	0.12%	$24,628	0.12%
Average for the year	13,626	0.13	19,434	0.12	17,142	0.12
Maximum month-end balance	21,764		23,694		24,628
Federal Funds Purchased and Short-term Borrowed Funds
At period end	$95,666	1.26%	$52,500	0.55%	$24,000	0.26%
Average for the year	49,831	1.16	27,459	0.47	22,184	0.38
Maximum month-end balance	95,666		52,500		31,000

Short-term borrowing totaled $107.1 million at December 31, 2016 and $69.1 million at December 31, 2015. Short-term borrowings at December 31, 2016 consisted of repurchase agreements of $10.6 million, master notes totaling $800 thousand, ten short-term FHLB advances totaling $83.0 million, and the $12.6 million loan from Raymond James Bank, N.A. At December 31, 2015 we had repurchase agreements of $15.7 million, master notes totaling $900 thousand and nine advances outstanding totaling $52.5 million, of which $17.0 million were federal funds purchased. The increased levels of short term borrowings were used to fund our asset growth during 2016.

Long-term borrowing totaled $20.5 million at December 31, 2016, consisting of five long-term FHLB advances outstanding totaling $17.0 million and junior subordinated debt, assumed in the Patapsco Bancorp acquisition, totaling $3.5 million.

Total Shareholders’ Equity

Total shareholders’ equity decreased $7.1 million, or approximately 7.7%, from $92.9 million at December 31, 2015 to $85.8 million at December 31, 2016. Changes in shareholders’ equity were primarily the result of Howard Bancorp redeeming all $12.6 million of our Series AA Preferred Stock, partially offset by the retention of the earnings in 2016. Absent the redemption of the preferred stock, shareholders’ equity would have increased $5.5 million or 5.9% comparing 2016 to 2015.

Total shareholders’ equity at December 31, 2016 represents a capital to asset ratio of 8.4%, while total shareholders’ equity at December 31, 2015 represented a capital to asset ratio of 9.8%. The decrease in the capital asset ratio is similarly the result of our continued asset growth and the redemption of our Series AA Preferred Stock in May 2016, partially offset by the retention of the earnings in 2016.

Average Balance and Yields

The following tables set forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	December 31,
	2016			2015			2014
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$159,230	$7,738	4.86%	$142,697	$6,948	4.89%	$108,151	$5,173	4.78
Commercial real estate	323,868	15,506	4.79	269,412	14,422	5.35	211,674	10,773	5.09
Construction and land	72,061	3,369	4.68	65,508	3,121	4.76	58,889	2,947	5.00
Residential real estate	225,054	9,536	4.24	144,743	6,382	4.41	70,025	3,141	4.49
Consumer	4,561	249	5.45	4,257	258	6.07	1,778	142	7.97
Total loans and leases	784,774	36,398	4.64	626,617	31,131	4.97	450,517	22,175	4.92
Loans held for sale	43,206	1,467	3.40	47,691	1,706	3.58	23,711	880	3.71
Other earning assets [2]	36,918	185	0.50	24,365	63	0.26	25,914	54	0.21
Securities: [3]
U.S. Treasury	851	7	0.83	2,071	12	0.58	1,074	-	-
U.S Gov agencies	41,899	194	0.46	33,989	117	0.34	20,198	20	0.10
Mortgage-backed	213	6	2.86	1,275	3	0.26	4,408	133	3.02
Corporate debentures	4,386	288	6.57	3,000	180	6.00	-	-	-
Other investments	5,162	196	3.79	3,534	137	3.89	2,499	97	3.88
Total securities	52,511	691	1.32	43,869	449	1.02	28,179	251	0.41
Total earning assets	917,409	38,741	4.22	742,542	33,349	4.49	528,322	23,360	4.42
Cash and due from banks	7,529			7,342			6,231
Bank premises and equipment, net	20,569			16,145			11,466
Other assets	30,704			20,329			16,391
Less: allowance for credit losses	(5,501)			(3,917)			(4,807)
Total assets	$970,710			$782,441			$557,603
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$57,846	132	0.23%	$48,465	$101	0.21%	$35,065	$83	0.24
Money market	250,118	1,149	0.46	172,492	807	0.47	116,010	550	0.47
Savings	52,351	71	0.14	40,369	73	0.18	16,535	31	0.19
Time deposits	243,376	2,118	0.87	215,846	1,630	0.75	172,436	1,415	0.82
Total interest-bearing deposits	603,691	3,470	0.57	477,172	2,611	0.55	340,046	2,079	0.61
Short-term borrowings	63,457	595	0.94	47,893	154	0.32	39,326	106	0.27
Long-term borrowings	28,285	497	1.76	22,881	307	1.34	19,927	217	1.09
Total interest-bearing funds	695,433	4,562	0.66	547,946	3,072	0.56	399,299	2,402	0.60
Noninterest-bearing deposits	182,909			150,848			105,361
Other liabilities and accrued expenses	6,147			7,505			2,268
Total liabilities	884,489			706,299			506,928
Shareholders' equity	86,221			76,142			50,674
Total liabilities & shareholders' equity	$970,710			$782,441			$557,602
Net interest rate spread [4]		$34,179	3.57%		$30,277	3.93%		$20,958	3.82%
Effect of noninterest-bearing funds			0.16			0.15			0.15
Net interest margin on earning assets [5]			3.73%			4.08%			3.97%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$790	$(47)	$837	1,955	$118	$1,837
Commercial real estate	1,084	(1,528)	2,612	3,649	558	3,091
Construction and land	248	(58)	306	174	(142)	316
Residential real estate	3,154	(249)	3,403	3,241	(53)	3,294
Consumer	(9)	(26)	17	116	(34)	150
Loans held for sale	(239)	(87)	(152)	826	(32)	858
Taxable securities	242	129	113	19	(64)	83
Other earning assets	122	59	63	9	12	(3)
Total interest income	5,392	(1,807)	7,199	9,989	363	9,626

Interest paid on:
Savings deposits	(2)	(18)	16	42	(1)	43
Interest bearing checking	31	10	21	18	(10)	28
Money market accounts	342	(15)	357	257	(7)	264
Time deposits	488	249	239	215	(113)	328
Short-term borrowings	441	296	145	48	20	28
Long-term borrowings	190	95	95	90	51	39
Total interest expense	1,490	617	873	670	(60)	730
Net interest earned	$3,902	$(2,424)	$6,326	$9,319	$423	$8,896

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison of the results of operations for the years ended December 31, 2016 and December 31, 2015 is presented below.

General

Net income available to common shareholders increased $4.1 million, to $5.1 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. The increase in net income available to common shareholders was driven by increases of $5.3 million in interest income and $2.9 million in noninterest income, partially offset by increases of $1.5 million in interest expense, $201 thousand in the provision for credit losses and $432 thousand in noninterest expense. Much of this revenue growth and the increased expenses are attributable to balance sheet growth resulting from our continued strategic and organic growth initiatives. For 2016, the dividends paid on preferred stock totaled $166 thousand compared to $126 thousand for 2015. With the redemption our Series AA Preferred Stock, previously discussed, these dividends paid will not continue in 2017.

Interest Income

Interest income increased $5.4 million, or 16.2%, to $38.7 million for the year ended December 31, 2016 compared to $33.3 million during the year ended December 31, 2015. The increase was almost entirely due to a $5.0 million, or 15.3%, increase in interest and fees on loans and leases (including loans held for sale). The increase in interest and fees on loans and leases was a result of an increase of $158.2 million in average loans outstanding for 2016 versus 2015, largely attributable to the loans we acquired in the Patapsco Bancorp acquisition, partially offset by a decrease in the average yield on such loans. The average yield on loans and leases decreased to 4.64% from 4.97% year over year and the average yield on loans held for sale decreased to 3.40% from 3.58%, reflective of competitive conditions with respect to loan pricing that required us to lower our interest rates on loans. Commercial real estate loans reflected the largest decline in yield and was impacted by our large growth in this category with much of the growth recorded at reduced interest rates given the highly competitive pricing in our marketplace. In addition, interest income earned on investment securities increased $242 thousand as the average yield on investment securities increased to 1.32% from 1.02%, primarily as a result of changes in the portfolio mix. In addition, other interest income increased $122 thousand to $185 thousand during the year ended December 31, 2016 compared to $63 thousand during the prior year. This increase was a result of increases in both the average balance and average yield on other earning assets, which increased $12.6 million and 24 basis points, respectively, year over year. The average balance increase was a result of the Bank’s $19.5 million investment in interest bearing certificates of deposit at other financial institutions.

Interest Expense

Interest expense increased $1.5 million, or 48.5%, to $4.6 million during the year ended December 31, 2016 from $3.1 million during the prior year. Interest expense on deposits increased $859 thousand or 32.9% as a result of the $126.5 million or 26.5% increase in average interest-bearing deposits we experienced, largely attributable to the deposits we acquired in the Patapsco Bancorp acquisition. Overall, the average rate paid on our interest-bearing deposits remained relatively unchanged year over year. Average money market balances grew 45.0%, while the average rate on these deposits decreased slightly in 2016.

Interest expense on borrowings increased $631 thousand comparing 2016 to 2015, as a result of increases in both the average volume of and average rate on our borrowings. There were two main reasons for these increases. The first was an increase in the average balance of and average rate on our long-term borrowings resulting from the $3.4 million of debt we assumed in the Patapsco Bancorp acquisition and increases in FHLB advances. The second was the increase in the average balance of and the average rate paid on our short-term borrowings resulting from the $12.6 million variable rate debt we incurred to fund the redemption of our outstanding preferred stock as discussed above. It is important to note that while our Series AA Preferred Stock was outstanding we were paying a dividend on the stock, which was not a component of interest expense, while the additional $12.6 million in borrowings used to redeem the preferred stock has associated interest payments, and therefore was a component of interest expense during 2016.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $3.9 million, or 12.9%, during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in net interest income was primarily due to an increase in interest income driven by our continued balance sheet growth, while controlling interest expense even with the sizable growth in deposits and borrowings.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $2.0 million for 2016 compared to $1.8 million during 2015, an increase of $201 thousand or 11%. The increased provision for credit losses during 2016 resulted primarily from the 9% growth of our loan portfolio and also included the migration of acquired loans from previous years into our allowance for credit loss measurements. The provision for 2016 reflects general provisions on loans that are collectively evaluated given the continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and other real estate owned (“OREO”) as a percentage of total assets. This asset quality measure at December 31, 2016 was 1.16% compared to 1.35% at December 31, 2015, and decreased primarily as a result of a decrease of $1.1 million in non-performing assets.

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

Noninterest Income

Noninterest income was $14.8 million for the year ended December 31, 2016 compared to $11.9 million for the year ended December 31, 2015. The primary reason for the increase in noninterest income is driven by our mortgage banking activity. As a result of the origination and subsequent sales of residential mortgage loans, realized and unrealized gains on the sale of loans produced approximately $8.1 million in noninterest revenues for 2016 compared to $7.0 million in 2015. Complementing the realized and unrealized gains on sale of mortgage loans was loan fee income derived from mortgage banking processing and underwriting as well as other portfolio loan fees. The loan fees realized in 2016 were $3.9 million compared to $2.9 million for 2015 given both the increase in the number of loans originated and a higher fee structure for 2016 versus 2015.

In addition, the Bank benefited from a $652 thousand gain on the sale of an acquired impaired loan during the second quarter of 2016, partially offset by a $120 thousand loss on residential loans sold in the fourth quarter of 2016 that were classified as held for investment. Howard Bancorp originally held stock in a small financial institution that we sold, resulting in a gain of $96 thousand in 2016. In the second quarter the Bank closed three branch locations, two of which were previously acquired in acquisitions. Related to these closings the Bank recorded a $70 thousand loss on the disposal of furniture and equipment. In the fourth quarter of 2016 the Bank recorded a loss of $14 thousand on the sale of one property that was held in other real estate owned (“OREO”) compared to a loss of $8 thousand in 2015. Net gain on sales of loans other than loans held for sale totaled $623 thousand in 2016; there were no sales of loans other than loans held for sale in 2015.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, decreased $79 thousand during 2016. This decrease was partially a result of lower overdraft fee income.

Further, earnings on bank owned life insurance (“BOLI”) increased $215 thousand during 2016 compared to 2015 as a result of the Bank purchasing an additional $2.2 million in BOLI in January 2016 and the full year of earnings on the BOLI acquired in the Patapsco Bancorp acquisition.

Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $116 thousand in 2016 compared to the same period of 2015 due to increased transaction volumes resulting from our larger customer base.

Noninterest Expenses

Controlling costs and maintaining operational efficiencies remains a primary focus for us. A key performance measure is the overall efficiency ratio. The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income and noninterest income. The efficiency ratio was 79.01% for the year ended December 31, 2016 compared with 90.64% for the year ended December 31, 2015, which decrease was primarily the result of the 2015 figure including costs related to the Patapsco Bancorp acquisition. Noninterest expenses remained relatively stable, increasing $432 thousand, or 1.1%, to $38.7 million for the year ended December 31, 2016 compared to $38.3 million for the year ended December 31, 2015. While the Patapsco Bancorp merger costs accounted for $4.3 million of 2015 expenses, the integration and operation of the acquired business was the primary driver of increased operating expenses for 2016. We have increased staffing in areas related to business development, customer service and infrastructure to ensure appropriate support levels, risk oversight, and information technology platforms to support our continued balance sheet growth and expanding geographic footprint.

Compensation and benefits expenses remain the largest component of noninterest expenses. Compensation and benefits expenses grew by $1.8 million or 10.7% for 2016 versus 2015. The increased compensation and benefit costs are attributed to a full year of operation with the branches and staff acquired in the Patapsco Bancorp acquisition, compared to four months of 2015, signing incentives and onboarding costs related to our successfully attracting a sizable commercial loan origination team, as well as a higher level of expenses associated with our mortgage banking activities throughout 2016. We had 297 full time equivalent employees at December 31, 2016 compared to 257 at the end of 2015, representing an increase of 40 full time equivalent employees or 15.6%.

Occupancy and equipment related costs increased by $806 thousand during 2016 compared to 2015. The Bank reevaluated its retail branch network and late in the second quarter of 2016 closed three locations, as digital banking use continues to increase, and bank branch transaction levels at these locations were decreasing. In early 2016, we incurred approximately $500 thousand in costs to exit lease agreements related to the three closed locations, which increased occupancy costs for 2016 but will result in lower costs and more efficient delivery going forward. We plan to open our Columbia branch in Howard County, Maryland and relocate to a new Remington branch location in Baltimore City, Maryland during the third quarter of 2017. We expect the net increase of one branch location to have a moderate impact on occupancy and equipment going forward.

Continued growth initiatives and the implementation of new products continued to result in increases in many of our noninterest expenses during 2016. Cost increases related to this expansion year over year include: marketing and business development - $514 thousand; professional fees - $633 thousand; data processing - $370 thousand; and FDIC assessment - $327 thousand.

Loan production expense, which includes costs related to originating, closing and securitizing loans, including both loans placed in our portfolio and loans held for sale, increased $793 thousand to $3.0 million during 2016 as a result of the increased number of loans originated during 2016 compared to 2015.

We recorded a valuation write-down of $83 thousand on one OREO property in 2016 while in 2015 we had $736 thousand in similar write-downs related to three OREO properties.

Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses decreased slightly, by $45 thousand, year over year. Supporting our expanding infrastructure increased insurance cost by $135 thousand, customer service expenses by $191 thousand and other operating expenses by $13 thousand. These increases were offset by decreases in other operating expenses resulting from our eliminating redundancies and controlling costs during 2016, which reduced materials and supplies by $169 thousand, postage by $48 thousand, phone and data lines by $8 thousand, bank security and armor carrier by $43 thousand and software licenses and maintenance by $56 thousand.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, and our noninterest income and noninterest expense levels, pretax income increased by $6.1 million from $2.1 million in 2015 to $8.2 million in 2016.

Income tax expense amounted to $2.9 million for year ended December 31, 2016 and $973 thousand for the year ended December 31, 2015, resulting in effective tax rates of 35.6% and 46.0%, respectively. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which resulted in the high effective tax rate for 2015.

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

Interest Income

Interest income increased $10.0 million, or 42.8%, to $33.3 million for the year ended December 31, 2015 compared to $23.4 million during the year ended December 31, 2014. The increase was due almost entirely to a $9.8 million, or 42.4%, increase in interest income and fees on loans. The increase in interest income and fees was for the most part a result of an increase in interest income on loans, which was mainly due to a $200.0 million increase in average loans outstanding for 2015 versus 2014. Included is this average loan growth is a $24.0 million increase in the average balance of loans held for sale. The average yield on loans and leases increased to 4.97% from 4.92% year over year, while the average yield on loans held for sale decreased to 3.58% from 3.71% reflective of current residential loan market conditions. In addition, interest income earned on investment securities and other interest earning assets increased $207 thousand primarily as a result of growth in their average balances and an increase in the average yield on our investment securities.

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

Provision for Credit Losses

Based on management’s evaluation, we had a provision for credit losses of $1.8 million for 2015 compared to $3.3 million during 2014, a decrease of $1.43 million. The substantial provision for credit losses during the 2014 period resulted primarily from one large commercial customer that closed its business during the third quarter of 2014 and did not fulfill its commitments under existing contracts. The provision for the 2015 period reflects general provisions on loans that are collectively evaluated given the continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired. One of the Bank’s primary measures of asset quality is the ratio of non-accrual loans, troubled debt restructured loans and other real estate owned (“OREO”) as a percentage of total assets. This asset quality measure for 2015 was 1.35% at December 31, 2015 compared to 0.97% at the end of 2014, primarily as a result of an increase of $6.1 million in non-performing loans.

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

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $176 thousand or 29.5% during 2015. This increase was due mainly to a $100 thousand increase in overdraft or non-sufficient fees as well as a $37 thousand increase in account activity fees due to the growth in deposit accounts.

Noninterest income for 2014 was negatively impacted by a $228 thousand loss on the sale of investment securities. As a part of the acquisition of NBRS in the fourth quarter of 2014, we acquired their investment portfolio, and after a review of the composition of the acquired portfolio, it was determined that the longer term securities held exposed the Company to increased interest rate risk and were not a good fit with the legacy approach toward maintaining a shorter duration portfolio, and we liquidated the portfolio at a $228 thousand loss. Similarly in 2015, we evaluated the Patapsco Bancorp investment portfolio and chose to liquidate the entire portfolio but did not recognize a gain or loss on the sale of this portfolio in 2015 because we sold the securities we acquired in the Patapsco Bancorp acquisition within days of the closing of the transaction.

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

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. When in the best interests of Howard Bank and the customer, we will do a troubled debt restructuring with respect to a particular loan. When not possible, we seek to aggressively move loans through the legal and foreclosure process within applicable legal constraints.

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

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Real estate loans:
Construction and land	$-	$-	$1,144	$-	$432
Residential - first lien	491	693	719	331	442
Residential - junior lien	37	63	57	-	-
Commercial	1,584	1,148	-	258	384
Commercial and leases	4,624	5,935	2,015	2,593	1,143
Consumer	167	150	92	-	-
Total non-accrual loans	6,903	7,989	4,027	3,182	2,401
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	-	-	-	-
Residential - first lien	294	301	-	-	-
Commercial	2,073	2,073	226	-	-
Commercial and leases	183	7	-	-	-
Total accruing troubled debt restructured loans	2,675	2,381	226	-	-
Total non-performing loans	9,578	10,370	4,253	3,182	2,401
Other real estate owned:
Land	1,220	964	595	595	595
Commercial	1,130	1,405	1,877	1,782	2,130
Residential	-	-	-	-	178
Total other real estate owned	2,350	2,369	2,472	2,377	2,903
Total non-performing assets	$11,928	$12,739	$6,725	$5,559	$5,304
Ratios:
Non-performing loans to total gross loans	1.17%	1.37%	0.77%	0.79%	0.75%
Non-performing assets to total assets	1.16%	1.35%	0.97%	1.11%	1.32%

Included in total non-accrual loans at December 31, 2016 shown above are four troubled debt restructured loans (“TDRs”) totaling $1.9 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Two of these loans were added to the non-accruing TDRs in 2016, a residential real estate loan in the amount of $214 thousand and a commercial loan in the amount of $914 thousand. Further, there were four TDRs totaling $2.7 million performing subject to their modified terms at December 31, 2016, two of which were restructured as TDRs in 2016. Loans 90 days or more past due and still accruing interest at December 31, 2016 totaled $3.0 million consisted of the following:

•	One construction and land loan in the amount of $1 thousand.
•	Three residential first lien loans totaling $298 thousand.
•	Three commercial real estate loans totaling $2.7 million.
•	One consumer loan in the amount of $1 thousand.

Interest income that would have been recorded during the years ended December 31, 2016, 2015 and 2014 if the non-accrual loans had been current and in accordance with their original terms was $317 thousand, $198 thousand and $126 thousand, respectively. No interest income was recorded on such loans during these periods.

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

Nonperforming assets amounted to $11.9 million or 1.16% of total assets at December 31, 2016 compared to $12.7 million or 1.35% of total assets at December 31, 2015 and $6.7 million or 0.97% of total assets at December 31, 2014. Total nonperforming assets decreased $811 thousand during 2016 due to a $792 thousand decrease in non-accrual loans and a decrease in OREO of $19 thousand.

The composition of our nonperforming loans is further described below:

Non-Accrual Loans:

•	Three residential first lien loans totaling $491 thousand, one with a specific reserve totaling $7 thousand.
•	Four residential junior lien loans totaling $37 thousand.
•	Two commercial owner occupied loans totaling $509 thousand.
•	Six commercial non-owner occupied loans totaling $1.1 million, four of which represent one relationship.
•	28 commercial loans totaling $4.6 million, seven with a Small Business Administration (“SBA”) guarantee and nine that include a specific reserve totaling $2.1 million.
•	Two consumer loans totaling $167 thousand with aggregate specific reserves of $72 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $294 thousand.
•	One non-owner occupied commercial real estate loan in the amount of $2.1 million.
•	One commercial loan in the amount of $183 thousand.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When a property is acquired it is recorded at fair value less the anticipated cost to sell at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period.

OREO at December 31, 2016 consisted of:

•	One office condominium in Prince George’s County, Maryland
•	Several parcels of unimproved land in Baltimore County, Maryland
•	One commercial building in Carroll County, Maryland
•	One commercial building in Sussex County, Delaware
•	Several lots of non-residential property in Anne Arundel County, Maryland.

We had OREO of $2.4 million at December 31, 2016, $2.4 million at December 31, 2015 and $2.5 million at December 31, 2014. Cost relating to OREO recorded in noninterest expenses were $94 thousand, $75 thousand and $59 thousand for 2016, 2015 and 2014, respectively.

Classification of Loans

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as Substandard, Doubtful, or Loss assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. Assets (or portions of assets) classified as Loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as Special Mention.

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

	December 31,
(in thousands)	2016	2015	2014
Classified loans:
Substandard	$3,734	$3,009	$7,037
Doubtful	6,903	6,496	966
Total classified loans	10,637	9,505	8,003
Special mention	524	614	-
Total criticized loans	$11,161	$10,119	$8,003

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

As of December 31, 2016 and 2015, nonperforming loans amounted to $9.6 million and $10.4 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $3.8 million and $1.3 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $5.8 million and $9.1 million, respectively, at December 31, 2016 and December 31, 2015.

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

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$4,869	$3,602	$2,506	$2,764	$3,433
Charge-offs:
Real estate
Construction and land loans	(216)	-	-	-	-
Residential first lien loans	-	(23)	-	(183)	(79)
Residential junior lien loans	-	(12)	-	-	(44)
Commercial owner occupied loans	(191)	-	-	-	-
Commercial non-owner occupied loans	-	(82)	(160)	(375)	(268)
Commercial loans and leases	(234)	(825)	(2,054)	(759)	(1,129)
Consumer loans	(20)	(5)	(5)	-	(15)
	(661)	(947)	(2,219)	(1,317)	(1,535)
Recoveries:
Real estate
Construction and land loans	-	-	-	-	-
Residential first lien loans	-	3	1	-	-
Residential junior lien loans	-	1	-	-	-
Commercial owner occupied loans	40	-	-	-	-
Commercial non-owner occupied loans	5	318	4	29	63
Commercial loans and leases	101	52	55	80	80
Consumer loans	37	4	-	-	5
	183	378	60	109	148
Net charge-offs	(478)	(569)	(2,159)	(1,208)	(1,387)
Provision for credit losses	2,037	1,836	3,255	950	718
Balance at end of year	$6,428	$4,869	$3,602	$2,506	$2,764

Net charge-offs to average loans and leases	0.06%	0.09%	0.48%	0.34%	0.48%

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

	December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$511	8.9%	$265	9.1%	$174	11.6%	$122	12.6%	$127	11.8%
Residential first lien loans	454	23.7	300	24.1	272	16.0	200	9.7	204	9.2
Residential junior lien loans	89	4.3	47	3.6	55	3.5	34	2.0	22	2.5
Commercial owner occupied loans	327	16.3	309	17.3	160	20.4	131	22.4	650	19.0
Commercial non-owner occupied loans	1,120	26.4	728	23.9	562	22.4	541	28.1	505	29.8
Commercial loans and leases	3,800	19.8	3,094	21.5	2,366	25.2	1,464	24.9	1,227	27.3
Consumer loans	127	0.6	126	0.6	13	0.9	14	0.3	29	0.4
Total	$6,428	100.0%	$4,869	100.0%	$3,602	100.0%	$2,506	100.0%	$2,764	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2016 and December 31, 2015.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016 and 2015, cash and cash equivalents totaled $39.4 million and $38.3 million, respectively. The increase for 2016 primarily resulted from growth in our deposits and other funding sources. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2016 and 2015, we had $127.1 million and $167.7 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $46.2 million and $95.0 million at December 31, 2016 and 2015, respectively, and $80.9 million and $72.7 million in unused lines of credit to borrowers at December 31, 2016 and 2015, respectively. In addition to commitments to originate loans and unused lines of credit we had $9.7 million and $7.8 million in letters of credit at December 31, 2016 and 2015, respectively. Certificates of deposit due within one year totaled $178.3 million, or 22.0% of total deposits, and $157.2 million, or $21.0% of total deposits, at December 31, 2016 and 2015, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2016.

Our primary investing activity is originating loans. During the years ended December 31, 2016 and December 31, 2015, cash used to fund net loan growth was $65.3 million and $50.7 million, respectively. During these periods, we purchased $85.0 million and $42.8 million of securities, respectively, and invested $19.5 million in interest bearing deposits with banks in 2016. Additionally, in 2016 and 2015 we purchased an additional $2.2 million and $1.8 million of BOLI, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $61.3 million and $18.0 million, respectively, during the years ended December 31, 2016 and 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $100.0 million at December 31, 2016 compared to $78.5 million at December 31, 2015. At December 31, 2016, we had the ability to borrow up to a total of $232.4 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016 and 2015, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See— “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2016 and December 31, 2015 are as follows:

	December 31,
(in thousands)	2016	2015

Unfunded loan commitments	$46,194	$95,009
Unused lines of credit	80,876	72,664
Letters of credit	9,660	7,848

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2016, December 31, 2015 or December 31, 2014 as a liability for credit loss related to these commitments.

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

Not applicable.

Part II

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheet of Howard Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated balance sheet of Howard Bancorp, Inc., (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Howard Bancorp, Inc. as of December 31, 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 29, 2016

Suite 200, 809 Glen Eagles Court      Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman.com

Members of

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$29,675	$31,818
Federal funds sold	9,691	6,522
Total cash and cash equivalents	39,366	38,340
Interest bearing deposits with banks	19,513	-
Securities available-for-sale, at fair value	38,728	49,573
Investments held-to-maturity, at amortized cost	6,250	3,000
Nonmarketable equity securities	5,103	4,163
Loans held for sale, at fair value	51,054	49,677
Loans and leases, net of unearned income	821,524	757,002
Allowance for credit losses	(6,428)	(4,869)
Net loans and leases	815,096	752,133
Bank premises and equipment, net	20,080	20,765
Goodwill	603	603
Core deposit intangible	2,248	2,903
Bank owned life insurance	21,371	18,548
Other real estate owned	2,350	2,369
Interest receivable and other assets	5,195	4,685
Total assets	$1,026,957	$946,759
LIABILITIES
Noninterest-bearing deposits	$182,880	$173,689
Interest-bearing deposits	625,854	573,719
Total deposits	808,734	747,408
Short-term borrowings	107,056	69,121
Long-term borrowings	20,517	29,707
Deferred tax liability	360	1,667
Accrued expenses and other liabilities	4,500	5,957
Total liabilities	941,167	853,860
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015	-	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,991,072 shares at December 31, 2016 and 6,962,139 at December 31, 2015	70	70
Capital surplus	71,021	70,587
Retained earnings	14,849	9,712
Accumulated other comprehensive loss	(150)	(32)
Total shareholders’ equity	85,790	92,899
Total liabilities and shareholders’ equity	$1,026,957	$946,759

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands, except share data)	2016	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$37,865	$32,837	$23,056
Interest and dividends on securities	691	449	250
Other interest income	185	63	54
Total interest income	38,741	33,349	23,360
INTEREST EXPENSE
Deposits	3,470	2,611	2,079
Short-term borrowings	595	154	106
Long-term borrowings	497	307	217
Total interest expense	4,562	3,072	2,402
NET INTEREST INCOME	34,179	30,277	20,958
Provision for credit losses	2,037	1,836	3,255
Net interest income after provision for credit losses	32,142	28,441	17,703
NONINTEREST INCOME
Service charges on deposit accounts	694	773	597
Realized and unrealized gains on mortgage banking activity	8,098	6,971	4,341
Bargain purchase gain	-	-	16,090
Gain (loss) on the sale of securities	96	-	(228)
Loss on the sale of other real estate owned	(14)	(8)	-
Gain on the sale of loans	532	-	-
Loss on the disposal of furniture, fixtures & equipment	(70)	-	-
Income from bank owned life insurance	623	408	377
Loan fee income	3,903	2,979	1,601
Other operating income	920	804	478
Total noninterest income	14,782	11,927	23,256
NONINTEREST EXPENSE
Compensation and benefits	19,034	17,196	13,434
Occupancy and equipment	4,622	3,816	2,462
Amortization of core deposit intangible	655	462	111
Marketing and business development	3,375	2,861	1,674
Professional fees	2,111	1,478	1,046
Data processing fees	1,723	1,353	866
Merger and restructuring	-	4,344	455
FDIC Assessment	780	453	442
Provision for other real estate owned	83	736	-
Loan production expense	3,016	2,223	1,170
Other operating expense	3,286	3,331	2,034
Total noninterest expense	38,685	38,253	23,694
INCOME BEFORE INCOME TAXES	8,239	2,115	17,265
Income tax expense	2,936	973	6,853
NET INCOME	$5,303	$1,142	$10,412
Preferred stock dividends	166	126	126
Net income available to common shareholders	$5,137	$1,016	$10,286
NET INCOME PER COMMON SHARE
Basic	$0.74	$0.16	$2.53
Diluted	$0.73	$0.16	$2.48

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2016	2015	2014
Net Income	$5,303	$1,142	$10,412
Other comprehensive income
Investments available-for-sale:
Reclassification adjustment for (gains) losses	(96)	-	228
Related income tax benefit (expense)	38	-	(90)
Unrealized holding losses	(90)	(22)	(262)
Related income tax benefit	30	6	104
Comprehensive income	$5,185	$1,126	$10,392

Consolidated Statements of Changes in Shareholders’ Equity

					Retained	Accumulated
					Earnings /	other
	Preferred	Number of	Common	Capital	(Accumulated	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	deficit)	income/(loss)	Total

Balances at January 1, 2014	$12,562	4,095,650	$41	$37,607	$(1,590)	$4	$48,624
Net income	-	-	-	-	10,412	-	10,412
Net unrealized loss on securities	-	-	-	-	-	(20)	(20)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited restricted shares	-	(6,668)	-	(34)	-	-	(34)
Issuance of common stock:
Director stock awards	-	5,358	-	54	-	-	54
Exercise of options and warrants	-	51,207	-	507	-	-	507
Stock-based compensation	-	-	-	226	-	-	226
Balances at December 31, 2014	12,562	4,145,547	41	38,360	8,696	(16)	59,643
Net income	-	-	-	-	1,142	-	1,142
Net unrealized loss on securities	-	-	-	-	-	(16)	(16)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited restricted shares	-	(6,664)	-	(34)	-	-	(34)
Issuance of common stock:
Stock offering	-	2,173,913	22	23,096	-	-	23,118
Director stock awards	-	7,163	-	95	-	-	95
Exercise of options	-	62,287	1	652	-	-	653
Acquisition of Patapsco Bancorp	-	560,891	6	8,043			8,049
Stock-based compensation	-	19,002	-	375	-	-	375
Balances at December 31, 2015	12,562	6,962,139	70	70,587	9,712	(32)	92,899
Net income	-	-	-	-	5,303	-	5,303
Net unrealized loss on securities	-	-	-	-	-	(118)	(118)
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Issuance of common stock:
Director stock awards	-	7,241	-	160	-	-	160
Exercise of options	-	3,020	-	35	-	-	35
Stock-based compensation	-	18,672	-	239	-	-	239
Balances at December 31, 2016	$-	6,991,072	$70	$71,021	$14,849	$(150)	$85,790

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,303	$1,142	$10,412
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	2,037	1,836	3,255
Deferred income (benefit) tax	(1,229)	(3,019)	5,825
Provision for other real estate owned	83	736	-
Depreciation	1,241	1,008	734
Stock-based compensation	399	436	246
Net (amortization) accretion of investment securities	(3)	(13)	7
Net amortization of discount on purchased loans	(714)	(1,633)	(231)
Bargain purchase gain	-	-	(16,090)
(Gain) loss on sales of securities	(96)	-	228
Loss on disposal of furniture, fixtures & equipment	70	-	-
Net amortization of intangible asset	655	462	111
Loans originated for sale	(599,299)	(591,422)	(309,404)
Proceeds from sale of loans originated for sale	606,020	591,597	274,162
Realized and unrealized gains on mortgage banking activity	(8,098)	(6,971)	(4,341)
Loss on sales of other real estate owned, net	14	8	-
Cash surrender value of BOLI	(623)	(408)	(377)
Increase in interest receivable	(649)	(356)	(542)
Increase in interest payable	5	90	56
(Increase) decrease in other assets	(817)	(368)	159
(Decrease) increase in other liabilities	(1,460)	(2,190)	4,447
Net cash provided by (used in) operating activities	2,839	(9,065)	(31,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Interest bearing deposits with banks	(19,513)	-	-
Purchases of investment securities available-for-sale	(84,969)	(42,880)	(26,544)
Purchases of investment securities held-to-maturity	(3,250)	(3,000)	-
Proceeds from sale/maturities of investment securities available-for-sale	95,731	61,043	48,810
Net increase in loans and leases outstanding	(64,542)	(49,116)	(48,534)
Purchase of bank owned life insurance	(2,200)	(1,800)	-
Proceeds from the sale of other real estate owned	178	12	-
Purchase of premises and equipment	(627)	(5,273)	(2,010)
Acquisition activity, net of cash received	-	8,884	39,922
Net cash (used in) provided by investing activities	(79,192)	(32,130)	11,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,327	17,966	2,128
Net increase in short-term borrowings	37,935	15,493	2,971
Proceeds from issuance of long-term debt	2,810	6,914	12,000
Repayment of long-term debt	(12,000)	(9,000)	(9,000)
Net proceeds from issuance of common stock, net of cost	35	23,771	507
Redemption of preferred stock	(12,562)	-	-
Cash dividends on preferred stock	(166)	(126)	(126)
Net cash provided by financing activities	77,379	55,018	8,480

Net increase (decrease) in cash and cash equivalents	1,026	13,823	(11,219)
Cash and cash equivalents at beginning of period	38,340	24,517	35,736
Cash and cash equivalents at end of period	$39,366	$38,340	$24,517
SUPPLEMENTAL INFORMATION
Cash payments for interest	$4,557	$2,982	$2,345
Cash payments for income taxes	3,145	2,890	495
Transferred from loans to other real estate owned	256	625	95
Assets acquired in business combination (net of cash received)	-	194,828	122,922
Liabilities assumed in business combination	-	204,414	143,990

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

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp, Inc. (“Patapsco Bancorp”), the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into Bancorp pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between Bancorp and Patapsco Bancorp (the “Merger Agreement”). As a result of the merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Bancorp common stock, provided that (i) cash was paid in lieu of any fractional shares of Bancorp common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Bancorp common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter The Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

On May 6, 2016, Bancorp redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt matured one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

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

Investment Securities

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Investments held-to-maturity represents securities that the Company has both intent and ability to hold until maturity. Securities available-for-sale are acquired as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at estimated fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income (loss), net of deferred taxes, a separate component of shareholders’ equity, when appropriate. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Held-to-maturity investments premiums and discounts are amortized to interest income using the effective interest method. Declines in the fair value of individual securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value or that management would be required to sell the security before recovery in fair value.

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements such as Federal Home Loan Bank stock. These securities are accounted for at cost. As of December 31, 2016 and 2015 none of the non-marketable equity securities were considered impaired.

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. The Company elected to measure loans held for sale at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing. Interest on loans held for sale is credited to income based on the principal amounts outstanding.

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

For purposes of calculating fair value of rate lock commitments, the Bank estimates loan closing and investor delivery rate based on historical experience. The measurement of the estimated fair value of the rate lock commitments is presented as realized and unrealized gains from mortgage banking activities with the corresponding balance sheet amount presented as part of other assets.

The Company elected to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet. Loans held for sale that were not ultimately sold, but instead were placed into the Bank’s portfolio, are reclassified to loans held for investment and continue to be recorded at fair value.

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

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans. The credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The specific component of the allowance for credit losses also includes management’s determination of the amounts necessary given concentrations and changes in portfolio mix and volume.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the FDIC, are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses also incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience, the other factors that are measured and monitored in the overall determination of the allowance include:

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment analysis is performed annually as of October 31st each year.

Management has determined that Bancorp has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible for 2016.

Business Combinations

Accounting principles generally accepted in the United States (“U.S. GAAP”) requires that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from 3 to 10 years for furniture, fixtures and equipment and 3 to 5 years for computer software and hardware. Bank owned premises are depreciated over a range of 20 to 30 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

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

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination by federal and state taxing authorities for income tax returns for the years ending after December 31, 2013.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive income/loss is unrealized gains/losses on available for sale securities.

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

Reclassifications

Certain reclassifications to 2015 and 2014 financial presentation were made to conform to the 2016 presentation. These reclassifications did not affect previously reported net income or total shareholders’ equity.

New Accounting Pronouncements

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplifies the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment changes should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the financial position, result of operations.

The FASB has issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provides clarification on the definition of a business and provides criteria to aid in the assessment of whether transaction should be accounted for as acquisition or disposal of assets or business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the financial position, result of operations.

The FASB has issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents in the statement of cash flows. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not believe it will have a material impact on its consolidated statement of cash flows.

The FASB has issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is evaluating the guidance in this update but does not believe it will have a material impact on its consolidated financial statements.

Note 2: Business Combinations

Patapsco Acquisition

On August 28, 2015, Bancorp completed its acquisition of Patapsco Bancorp through the merger of Patapsco Bancorp, the parent company of The Patapsco Bank, with and into Bancorp pursuant to the Merger Agreement. As a result of the merger, each share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of Bancorp common stock, provided that (i) cash was paid in lieu of any fractional shares of Bancorp common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for 560,891 shares of Bancorp common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter The Patapsco Bank was merged with and into the Bank, with the Bank the surviving bank.

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

NBRS Acquisition

On October 17, 2014, the Bank acquired certain assets and assumed substantially all deposits and certain other liabilities of NBRS Financial Bank (“NBRS”), which was closed on October 17, 2014 by the Maryland Office of the Commissioner of Financial Regulation. The acquired assets and assumed liabilities of NBRS were measured at estimated fair value, and the Bank received cash consideration from the FDIC of $24.5 million which resulted in a pre-tax bargain purchase gain of $16.1 million recognized on the transaction during 2014.

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2016 and 2015, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.

Note 4: Investments Securities

The Bank holds securities classified as available-for-sale and held-to-maturity.

The amortized cost and estimated fair values of investments are as follows:

	December 31, 2016
(in thousands)	2016				2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$34,584	$5	$126	$34,463	$48,467	$-	$45	$48,422
Treasuries	1,512	-	8	1,504	-	-	-	-
Mortgage-backed	1,366	1	69	1,298	54	3	-	57
Other investments	1,500	-	37	1,463	1,100	-	6	1,094
	$38,962	$6	$240	$38,728	$49,621	$3	$51	$49,573
Held to maturity
Corporate debentures	$6,250	$334	$-	$6,584	$3,000	$328	$-	$3,328

There have not been any individual securities with an unrealized loss position for a period greater than one year as of either December 31, 2016 or December 31, 2015.

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 is as follows:

December 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$17,492	$126	$-	$-	$17,492	$126
Treasuries	1,501	8	-	-	1,501	8
Mortgage-backed	1,273	69	-	-	1,273	69
Other investments	1,463	37	-	-	1,463	37
	$21,729	$240	$-	$-	$21,729	$240

December 31, 2015
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government
Agencies	$39,431	$45	$-	$-	$39,431	$45
Other investments	1,000	6	-	-	1,000	6
	$40,431	$51	$-	$-	$40,431	$51

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 12 securities with unrealized losses and 19 securities with unrealized losses at December 31, 2016 and 2015, respectively.

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

The amortized cost and estimated fair values of investments by contractual maturity are shown below:

	December 31,
(in thousands)	2016		2015
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$16,988	$16,993	$43,465	$43,425
After one through five years	19,120	18,985	5,002	4,997
After five through ten years	6,262	6,596	3,054	3,328
After ten years	2,842	2,738	1,100	1,094
	$45,212	$45,312	$52,621	$52,844

Because of the composition of the securities portfolios acquired in the Patapsco Bancorp acquisition, management deemed it prudent for interest rate risk management purposes to liquidate both of the acquired portfolios. Thus, in the third quarter of 2015, the Bank both acquired and sold nearly $26.3 million in securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the Patapsco Bancorp acquisition.

At December 31, 2016 and December 31, 2015, $26.8 million and $22.8 million fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity at December 31, 2016.

Note 5: Nonmarketable Equity Securities

At December 31, 2016 and December 31, 2015, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank of Atlanta (“FHLB”) stock, which is required for continued membership, of $5.1 million and $4.2 million, respectively. These investments are carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2016 and December 31, 2015 are presented in the following table:

	December 31,
	2016			2015
(in thousands)	Legacy	Acquired	Total	Legacy	Acquired	Total
Real estate
Construction and land	$67,205	$5,768	$72,973	$63,085	$6,300	$69,385
Residential - first lien	113,284	81,748	195,032	89,649	93,339	182,988
Residential - junior lien	24,380	10,629	35,009	15,098	12,379	27,477
Total residential real estate	137,664	92,377	230,041	104,747	105,718	210,465
Commercial - owner occupied	103,710	30,503	134,213	94,392	36,722	131,114
Commercial - non-owner occupied	165,331	51,450	216,781	122,304	59,057	181,361
Total commercial real estate	269,041	81,953	350,994	216,696	95,779	312,475
Total real estate loans	473,910	180,098	654,008	384,528	207,797	592,325
Commercial loans and leases	133,708	29,007	162,715	121,981	38,443	160,424
Consumer	2,780	2,021	4,801	1,302	2,951	4,253
Total loans	$610,398	$211,126	$821,524	$507,811	$249,191	$757,002

Net loan origination fees, which are included in the amounts above, totaled $122 thousand and $281 thousand at December 31, 2016 and 2015, respectively.

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

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the years ended December 31, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	December 31, 2015
(in thousands)	2016	2015
Balance at beginning of period	$335	$264
Impaired loans acquired	-	372
Accretion of fair value discounts	(275)	(301)
Balance at end of period	$60	$335

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At December 31, 2016	$1,695	$1,023
At December 31, 2015	3,105	1,708
At December 31, 2014	2,466	1,077

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

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2016 and 2015:

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	(216)	-	-	(191)	-	(234)	(20)	(661)
Recoveries	-	-	-	40	5	101	37	183
Provision for credit losses	462	154	42	169	387	839	(16)	2,037
Ending balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$-	$7	$-	$-	$-	$1,877	$-	$1,884
collectively evaluated for impairment	466	305	66	259	912	1,520	34	3,562
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	199	72	271
collectively evaluated for impairment	45	142	23	68	208	204	21	711
Loans:
Legacy Loans:
Ending balance	$67,205	$113,284	$24,380	$103,710	$165,331	$133,708	$2,780	$610,398
individually evaluated for impairment	-	508	-	464	2,667	3,565	-	7,204
collectively evaluated for impairment	67,205	112,776	24,380	103,246	162,664	130,143	2,780	603,194
Acquired Loans:
Ending balance	5,768	81,748	10,629	30,503	51,450	29,007	2,021	211,126
individually evaluated for impairment	125	277	37	45	481	1,577	167	2,709
collectively evaluated for impairment	5,643	81,471	10,592	30,458	50,969	27,430	1,854	208,417

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	(23)	(12)	-	(82)	(825)	(5)	(947)
Recoveries	-	3	1	-	318	52	4	378
Provision for credit losses	91	48	3	149	(70)	1,501	114	1,836
Ending balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Allowance for credit losses:
Legacy Loans:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,160	$-	$1,160
collectively evaluated for impairment	257	289	40	262	621	1,799	30	3,298
Acquired Loans:
individually evaluated for impairment	-	-	-	-	-	48	75	123
collectively evaluated for impairment	8	11	7	47	107	87	21	288
Loans:
Legacy Loans:
Ending balance	$63,085	$89,649	$15,098	$94,393	$122,304	$121,981	$1,302	$507,811
individually evaluated for impairment	-	631	63	-	2,838	5,086	-	8,618
collectively evaluated for impairment	63,085	89,018	15,035	94,393	119,466	116,895	1,302	499,193
Acquired Loans:
Ending balance	6,300	93,339	12,379	36,722	59,057	38,443	2,951	249,191
individually evaluated for impairment	-	363	-	232	151	1,728	150	2,624
collectively evaluated for impairment	6,300	92,976	12,379	36,490	58,906	36,715	2,801	246,567

	December 31, 2014
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$122	$200	$34	$131	$541	$1,464	$14	$2,506
Charge-offs	-	-	-	-	(160)	(2,054)	(5)	(2,219)
Recoveries	-	1	-	-	4	55	-	60
Provision for credit losses	52	71	21	29	177	2,901	4	3,255
Ending balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Allowance allocated to:
Legacy Loans:
individually evaluated for impairment	$60	$-	$-	$-	$-	$483	$-	$543
collectively evaluated for impairment	108	271	25	142	502	1,745	13	2,806
Acquired Loans:
individually evaluated for impairment	-	-	30	-	-	55	-	85
collectively evaluated for impairment	6	1	-	18	60	83	-	168
Loans:
Legacy Loans:
Ending balance	$56,490	$58,904	$11,006	$85,824	$100,589	$113,176	$1,485	$427,474
individually evaluated for impairment	1,144	308	-	-	2,700	2,073	-	6,225
collectively evaluated for impairment	55,346	58,596	11,006	85,824	97,889	111,103	1,485	421,249
Acquired Loans:
Ending balance	6,260	19,525	7,539	37,519	33,021	18,745	2,834	125,443
individually evaluated for impairment	-	411	57	-	-	405	92	965
collectively evaluated for impairment	6,260	19,114	7,482	37,519	33,021	18,340	2,742	124,478

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired credit is warranted.  At such time an action plan is agreed upon for the particular loan, an appraisal will be ordered (for real estate based collateral) depending on the time elapsed since the prior appraisal, the loan balance and/or the result of the internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 45 day turnaround is requested from the appraiser, who is selected from an approved appraiser list. After receipt of the updated appraisal, the Company’s Watch Committee will determine whether a specific reserve or a charge-off should be taken based upon an impairment analysis. When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by the independent third party appraisal.  Any further collateral deterioration may result in either further specific reserves being established or additional charge-offs.  The President and the Chief Lending Officer have the authority to approve a specific reserve or charge-off between Watch Committee meetings to ensure that there are no significant time lapses during this process.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$67,205	$113,070	$24,380	$103,246	$162,336	$130,137	$2,780	$603,154
Special mention	-	-	-	-	-	524	-	524
Substandard	-	-	-	-	2,401	-	-	2,401
Doubtful	-	214	-	464	594	3,047	-	4,319
Total	$67,205	$113,284	$24,380	$103,710	$165,331	$133,708	$2,780	$610,398

Acquired Loans:
Not classified	$5,768	$80,678	$10,592	$30,458	$50,429	$27,430	$1,854	$207,209
Special mention	-	-	-	-	-	-	-	-
Substandard	-	793	-	-	540	-	-	1,333
Doubtful	-	277	37	45	481	1,577	167	2,584
Total	$5,768	$81,748	$10,629	$30,503	$51,450	$29,007	$2,021	$211,126

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$63,085	$89,081	$15,035	$94,392	$119,637	$118,288	$1,302	$500,819
Special mention	-	-	-	-	-	614	-	614
Substandard	-	410	-	-	2,073	7	-	2,490
Doubtful	-	158	63	-	594	3,072	-	3,887
Total	$63,085	$89,649	$15,098	$94,392	$122,304	$121,981	$1,302	$507,810

Acquired Loans:
Not classified	$6,300	$92,975	$12,379	$36,484	$58,393	$36,731	$2,801	$246,063
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	-	-	519
Doubtful	-	364	-	238	145	1,712	150	2,609
Total	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$67,007	$112,562	$24,090	$103,246	$162,034	$130,621	$2,780	$602,340
Accruing loans past due:
31-59 days past due	-	394	290	-	-	6	-	690
60-89 days past due	197	-	-	-	-	34	-	231
Greater than 90 days past due	1	114	-	-	2,703	-	-	2,818
Total past due	198	508	290	-	2,703	40	-	3,739

Non-accrual loans	-	214	-	464	594	3,047	-	4,319

Total loans	$67,205	$113,284	$24,380	$103,710	$165,331	$133,708	$2,780	$610,398

Acquired Loans:
Accruing loans current	$5,768	$78,654	$10,544	$30,392	$50,503	$26,843	$1,851	$204,555
Accruing loans past due:
31-59 days past due	-	2,259	44	66	466	587	1	3,423
60-89 days past due	-	374	4	-	-	-	1	379
Greater than 90 days past due	-	184	-	-	-	-	1	185
Total past due	-	2,817	48	66	466	587	3	3,987
Non-accrual loans	-	277	37	45	481	1,577	167	2,584
Total loans	$5,768	$81,748	$10,629	$30,503	$51,450	$29,007	$2,021	$211,126

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$63,070	$89,319	$15,034	$94,141	$121,094	$117,025	$1,301	$500,983
Accruing loans past due:
31-59 days past due	-	-	1	252	-	24	1	278
60-89 days past due	-	-	-	-	-	725	-	725
Greater than 90 days past due	15	-	-	-	445	-	-	460
Total past due	15	-	1	252	445	749	1	1,463

Non-accrual loans	-	330	63	-	765	4,207	-	5,365

Total loans	$63,085	$89,649	$15,098	$94,393	$122,304	$121,981	$1,302	$507,811

Acquired Loans:
Accruing loans current	$5,924	$91,936	$12,290	$35,574	$58,369	$36,568	$2,765	$243,426
Accruing loans past due:
31-59 days past due	67	89	59	73	337	-	11	636
60-89 days past due	309	10	-	607	200	-	23	1,149
Greater than 90 days past due	-	941	30	236	-	147	2	1,356
Total past due	376	1,040	89	916	537	147	36	3,141
Non-accrual loans	-	363	-	232	151	1,728	150	2,624
Total loans	$6,300	$93,339	$12,379	$36,722	$59,057	$38,443	$2,951	$249,191

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $9.9 million or 1.2% of total loans outstanding at December 31, 2016, an increase from the total of $9.8 million or 1.3% of total loans outstanding at December 31, 2015.

The impaired loans for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$508	$-	$464	$2,667	$3,565	$-	$7,204
With an allowance recorded	-	214	-	-	-	2,627	-	2,841
With no related allowance recorded	-	294	-	464	2,667	938	-	4,363
Related allowance	-	7	-	-	-	1,877	-	1,884
Unpaid principal	-	508	-	464	2,667	3,565	-	7,204
Average balance of impaired loans	-	541	-	491	2,667	4,127	-	7,826
Interest income recognized	-	25	-	24	30	131	-	210
Acquired Loans:
Recorded investment	$125	$277	$37	$45	$481	$1,577	$167	$2,709
With an allowance recorded	-	-	-	-	-	850	140	990
With no related allowance recorded	125	277	37	45	481	727	27	1,719
Related allowance	-	-	-	-	-	199	72	271
Unpaid principal	125	815	38	45	619	2,129	174	3,945
Average balance of impaired loans	378	294	38	45	785	2,328	176	4,044
Interest income recognized	4	4	-	-	17	103	1	129

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$-	$631	$63	$-	$2,838	$5,086	$-	$8,618
With an allowance recorded	-	-	-	-	-	1,160	-	1,160
With no related allowance recorded	-	631	63	-	2,838	3,926	-	7,458
Related allowance	-	-	-	-	-	1,160	-	1,160
Unpaid principal	-	631	63	-	2,838	5,086	-	8,618
Average balance of impaired loans	-	622	74	-	3,417	7,198	-	11,311
Interest income recognized	-	29	-	-	119	284	-	432
Acquired Loans:
Recorded investment	$-	$363	$-	$232	$151	$1,728	$150	$2,624
With an allowance recorded	-	-	-	-	-	48	75	123
With no related allowance recorded	-	363	-	232	151	1,680	75	2,501
Related allowance	-	-	-	-	-	48	75	123
Unpaid principal	-	426	-	402	302	2,742	150	4,022
Average balance of impaired loans	-	444	-	197	63	901	106	1,711
Interest income recognized	-	8	-	8	-	3	6	25

Included in the total impaired loans above were non-accrual loans of $6.9 million and $8.0 million at December 31, 2016 and 2015, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $673 thousand, $345 thousand and $187 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table outlines the acquired impaired loans at December 31, 2016 and December 31, 2015:

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$466	$-	$-	$466
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	-	466	-	-	466
Accretable yield	-	-	-	-	18	-	-	18
Loan receivable	$-	$-	$-	$-	$448	$-	$-	$448

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$619	$1,777	$-	$2,396
Non-Accretable adjustment	-	-	-	-	125	486	-	611
Cash flow expected	-	-	-	-	494	1,291	-	1,785
Accretable yield	-	-	-	-	13	65	-	78
Loan receivable	$-	$-	$-	$-	$481	$1,226	$-	$1,707

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$539	$-	$-	$539
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	-	539	-	-	539
Accretable yield	-	-	-	-	20	-	-	20
Loan receivable	$-	$-	$-	$-	$519	$-	$-	$519

Doubtful
Contractual payment receivable	$-	$426	$-	$403	$302	$2,742	$-	$3,873
Non-Accretable adjustment	-	18	-	125	125	793	-	1,061
Cash flow expected	-	408	-	278	177	1,949	-	2,812
Accretable yield	-	44	-	40	32	237	-	353
Loan receivable	$-	$364	$-	$238	$145	$1,712	$-	$2,459

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

The troubled debt restructured loans (“TDRs”) at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	214	1	294	508
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	913	1	183	1,096
Consumer	1	140	-	-	140
	4	$1,861	4	$2,675	$4,536

	December 31, 2015
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	-	$-	1	$301	$301
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	-	-	1	7	7
Consumer	1	150	-	-	150
	2	$744	3	$2,381	$3,125

A summary of TDR modifications outstanding and performance under modified terms is as follows:

	December 31, 2016
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	214	294	508
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Forbearance	913	913	183	1,096
Consumer
Extension or other modification	72	140	-	140
Total troubled debt restructure loans	$992	$1,861	$2,675	$4,536

	December 31, 2015
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Forbearance	$-	$-	$301	$301
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Extension or other modification	-	-	7	7
Consumer
Extension or other modification	75	150	-	150
Total troubled debt restructure loans	$75	$744	$2,381	$3,125

There were four loans totaling $1.4 million restructured in 2016 consisting of the following:

•	One commercial loan in the amount of $183 thousand for which the Bank extended the maturity and allowed for a principal and interest payment over time.
•	One land development loan in the amount of $125 thousand that included a paydown from the guarantor, partial debt forgiveness by the Bank and a reduction of the interest rate on the remaining balance of the loan, which the Bank anticipates will be fully repaid.
•	One residential first lien mortgage in the amount of $214 thousand that was restructured with an extension of the original term.
•	The restructuring of a $913 thousand loan through a forbearance agreement that deferred payments.

There were three loans totaling $2.8 million restructured in 2015 consisting of the following:

•	Two commercial real estate loans totaling $2.7 million
•	One consumer loan in the amount of $150 thousand.

As a part of the modification of the land development loan restructured during 2016, the Bank agreed to forgive $215 thousand in debt, and recorded this amount as a loss. The pre-modification principal amount on this loan was $340 thousand, while the post -modification principal amount was reduced to $125 thousand. The other modifications have been only interest rate concessions and payment term extensions, not principal reductions that resulted in the recordation of a loss. Thus, the pre-modification and post-modification recorded investment amounts are the same.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the years ended December 31, 2016, 2015, and 2014, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

In 2016 the Company transferred one loan in the amount of $256 thousand net of reserves to other real estate owned (“OREO”) while for 2015 one loan totaling $625 thousand was transferred to OREO. Management routinely evaluates OREO based upon periodic appraisals. The Company recorded an expense related to a valuation allowance of $83 thousand in 2016 and $736 thousand in 2015 for properties whose current appraised value was less than the carrying amount. The Company did not record any such valuation allowance in 2014. There were no residential real estate properties held in OREO at December 31, 2016 or 2015. Additionally there were no residential properties in the process of foreclosure at December 31, 2016 or 2015.

Note 8: Goodwill and Other Intangible Assets

In 2015 the Company recorded $603 thousand in goodwill relating to the Patapsco Bancorp acquisition. Since goodwill has an indefinite useful life it is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at December 31, 2016 and December 31, 2015.

(in thousands)
Goodwill
Banking	$603

Core deposit intangible is premiums paid for the acquisitions of core deposits, and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,292	$2,248	6.61

	December 31, 2015			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$637	$2,903	7.61

In 2015 the Bank recorded an additional $2.0 million in additional core deposit intangible associated with the Patapsco Bancorp acquisition. There were no intangible assets added in 2016.

Estimated future amortization expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2017	$506
2018	396
2019	314
2020	269
2021	258
Thereafter	505
Total amortizing intangible assets	$2,248

Based upon an annual impairment analysis performed in 2016, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible.

Note 9: Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2016	2015
Land	$4,524	$4,516
Building and leasehold improvements	16,361	15,664
Furniture and equipment	4,721	5,065
Software	307	227
	25,913	25,472
Less: accumulated depreciation and amortization	5,833	4,707
Net premises and equipment	$20,080	$20,765

Depreciation and amortization expense for premises and equipment were $1.2 million, $814 thousand and $734 thousand for the years ended December 31, 2016, 2015 and 2014, respectively

The Company occupies banking and office space in 18 locations, 13 of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 20 years and provide for one or more renewal options. Rent expense applicable to operating leases amounted to $2.3 million, $2.0 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rental income from owned properties and subleases totaled $290 thousand, $309 thousand and $307 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2017	$1,873
2018	1,922
2019	1,681
2020	1,264
2021	968
Thereafter	3,350
Total minimum lease payments	$11,058

Note 10: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2016		2015
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$182,880	23%	$173,689	23%
Interest-bearing checking	62,538	8	54,014	7
Money market accounts	247,858	31	230,661	31
Savings	50,495	6	51,989	7
Certificates of deposit $250,000 and over	12,495	1	15,749	2
Certificates of deposit under $250,000	252,468	31	221,306	30
Total deposits	$808,734	100%	$747,408	100%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2017	$178,255
2018	45,111
2019	16,309
2020	14,573
2021	10,715
Total time deposits	$264,963

Interest expense on deposits for the twelve months ended December 31, 2016, December 31, 2015 and December 31, 2014 was as follows

	December 31,
(in thousands)	2016	2015	2014
Interest-bearing checking	$132	$101	$83
Savings and money market	1,220	880	581
Certificates of deposit	2,118	1,630	1,415
Total	$3,470	$2,611	$2,079

Note 11: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and fixed term borrowings with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2016 and December 31, 2015 is presented below:

	December 31,
	2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	$107,056	1.14%	$69,121	0.44%
Average for the year	63,457	0.94	46,893	0.33
Maximum month-end balance	107,056		69,121

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2016 and 2015 there were $26.8 million and $15.8 million, respectively, in investment securities pledged under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $232.4 million on a line of credit arrangement with the FHLB. At December 31, 2016 and 2015 there were $100.0 million and $78.5 million, respectively, in advances outstanding under this arrangement. Total loans pledged as collateral towards short and long term borrowing was $288.9 million and $248.6 million at December 31, 2016 and 2015, respectively.

Note 12: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

			December 31,
(in thousands)			2016	2015
Federal Home Loan Bank Advances
1.46%	Due 2017	[1]	$-	$2,500
1.12%	Due 2017	[1]	-	2,500
0.87%	Due 2017	[1]	-	3,000
0.84%	Due 2017	[1]	-	4,000
3.25%	Due 2017	[2]	-	6,236
1.88%	Due 2018	[1]	2,500	2,500
1.62%	Due 2018	[1]	2,500	2,500
2.59%	Due 2018	[3]	3,064	3,100
0.85%	Due 2018	[1]	5,000	-
0.91%	Due 2018	[1]	4,000	-
Junior subordinated debentures
2.48%	Due 2035	[4]	3,453	3,371
	Total long-term borrowings		$20,517	$29,707

(1)	Fixed rate advances
(2)	Fixed rate hybrid advances
(3)	Convertible to three-month LIBOR at the option of the FHLB. It is convertible on a quarterly basis upon written notice from the FHLB.
(4)	Junior subordinated debt. Interest adjusts quarterly at the rate of three month LIBOR plus 1.48%

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

Note 13: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2016	2015	2014

Current federal income tax	$4,171	$3,998	$1,001
Current state income tax	(6)	(15)	27
Deferred federal income tax	(1,153)	(2,832)	5,513
Deferred state income tax	(76)	(178)	312
Total income tax expense	$2,936	$973	$6,853

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2016	2015	2014
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax expense	6.2	5.9	5.3
Bank owned life insurance	(2.6)	(6.5)	(0.7)
Acquisition related costs	-	10.7	-
Other, net	(2.0)	1.9	1.1
Effective tax rate	35.6%	46.0%	39.7%

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss	$1,115	$1,227
Allowance for credit losses	2,180	1,298
Valuation on foreclosed real estate	1,053	1,126
Supplemental executive benefit plans	519	547
Stock-based compensation	32	34
Deferred loan fees and costs, net	48	111
Unrealized loss on securities	84	19
Other assets	467	282
Total deferred tax assets	5,498	4,644
Deferred tax liabilities:
Acquisition activity	4,327	5,344
Fair value	1,264	741
Depreciation and amortization	267	226
Total deferred tax liabilities	5,858	6,311
Net deferred tax liabilities	$(360)	$(1,667)

Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at either December 31, 2016 or 2015. At December 31, 2016 and 2015, the Company had Federal tax net operating loss carryforwards, related to acquisitions, of approximately $2.8 million and $3.1 million, respectively. The loss carryforwards can be deducted annually from future taxable income through 2030, subject to an annual limitation of approximately $284 thousand. Currently, tax years from 2013 to present are considered as open for examination by Federal taxing authorities.

Note 14: Related Party Loans and Deposits

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests are presented below.

	December 31,
(in thousands)	2016	2015
Balance January 1	$14,329	$13,873
Additions	15,378	6,034
Change in director status	168	(3,035)
Repayments	(9,615)	(2,543)
Balance December 31	$20,260	$14,329

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2016 and December 31, 2015 were $7.9 million and $1.2 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties and totaled $15.9 million at December 31, 2016.

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2016	2015

Unfunded loan commitments	$46,194	$95,009
Unused lines of credit	80,876	72,664
Letters of credit	9,660	7,848

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

Note 16: Stock Options and Other Equity Awards

The Company’s equity incentive plan provide for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of December 31, 2016, 603,507 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2016 and 2015, the Company issued 7,241 and 7,163 shares of stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted in 2016, 2015 or 2014. The valuation of the Company’s restricted stock and RSUs is the closing price per share of the Company’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the years ended:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at January 1,	137,463	$12.30	264,652	$11.75	387,101	$11.19
Granted	-	-	-	-	-	-
Exercised	(3,020)	11.64	(62,287)	10.48	(4,139)	8.79
Forfeited	(10,850)	11.77	(64,902)	11.83	(118,310)	10.02
Balance at period end	123,593	$12.36	137,463	$12.30	264,652	$11.75
Exercisable at period end	123,593	$12.36	137,463	$12.30	264,652	$11.75
Weighted average fair value of options granted during the year		$-		$-		$-

The cash received from the exercise of stock options during 2016, 2015 and 2014 was $35 thousand, $653 thousand and $36 thousand, respectively. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.10 on December 31, 2016 the options outstanding had an aggregate intrinsic value of $338 thousand.

Restricted Stock

In the second quarter of 2013, 50,000 shares of restricted stock were granted, with 30,000 of the shares subject to a three year vesting schedule with one-third of the shares vesting each year on the grant date anniversary. The remaining 20,000 awarded shares also were subject to a three year vesting schedule, however, they only vested if certain annual performance measures were satisfactorily achieved.

A summary of the activity for the Company’s restricted stock for the period indicated is presented in the following table:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	8,330	$6.92	33,330	$6.89	50,000	$6.89
Granted	-	-	-	-	-	-
Vested	(8,330)	6.92	(18,336)	6.89	(10,002)	6.91
Forfeited	-	-	(6,664)	6.85	(6,668)	6.85
Balance at period end	-	$-	8,330	$6.92	33,330	$6.89

At December 31, 2016 there were no restricted stock awards outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

Restricted Stock Units

Restricted stock units (“RSUs”) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of Bancorp common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 27,000 RSUs during 2016, all of which are subject to a three-year vesting schedule. During 2015, 73,500 RSUs were granted, with 43,500 of the RSUs subject to a three year vesting schedule with one-third of the RSUs vesting each year on the grant date anniversary. The remaining 30,000 RSUs awarded in 2015 also are subject to a three-year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	74,828	$13.21	44,500	$11.21	-	$-
Granted	27,000	12.91	73,500	14.00	44,500	11.21
Vested	(17,838)	12.95	(19,836)	11.64	-	-
Forfeited	(18,499)	12.96	(23,336)	12.84	-	-
Balance at period ended	65,491	$13.23	74,828	$13.21	44,500	$11.21

At December 31, 2016, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $649 thousand. This expense is expected to be recognized through 2019.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The amount that the Company recognized in stock-based compensation expense related to the issuance of restricted stock and RSUs and for director compensation paid in stock is presented in the following table (in thousands):

	For the year ended December 31,
	2016	2015	2014
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$239	$375	$226

Director compensation paid in stock	$160	$95	$54

Note 17: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $575 thousand, $520 thousand and $301 thousand, respectively, for the years ended December 31, 2016, 2015 and 2014. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $243 thousand, $90 thousand and $625 thousand for 2016, 2015 and 2014, respectively. The accrued liability recorded for this SERP was $959 thousand and $716 thousand as of December 31, 2016 and December 31, 2015, respectively.

Note 18: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2016	2015	2014
Net income	$5,303	$1,142	$10,412
Preferred stock dividends	(166)	(126)	(126)
Net income available to common shareholders (numerator)	$5,137	$1,016	$10,286
BASIC
Basic average common shares outstanding (denominator)	6,975,662	6,160,005	4,073,077
Basic income per common share	$0.74	$0.16	$2.53
DILUTED
Average common shares outstanding	6,975,662	6,160,005	4,073,077
Dilutive effect of common stock equivalents	23,320	63,491	70,025
Diluted average common shares outstanding (denominator)	6,998,982	6,223,496	4,143,101
Diluted income per common share	$0.73	$0.16	$2.48

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	74,051	78,001	202,884

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

In July 2013, the Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The final rule created a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposed a minimum leverage ratio of 4.0%, and changed the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elects to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

The final rule limits Bancorp’s and the Bank’s capital distributions and certain discretionary bonus payments if they do not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

In addition, under revised prompt corrective action requirements, in order to be considered “well-capitalized,” Bancorp and the Bank must have a CET1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk-based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater.

There are two main categories of capital under the regulatory capital guidelines. Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations set by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of December 31, 2016 and December 31, 2015, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects the Bancorp and the Bank capital as of December 31, 2016 and December 31, 2015:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital
(to risk-weighted assets)
Howard Bank	$94,696	11.02%	$68,722	8.00%	$85,902	10.00%
Howard Bancorp	$93,278	10.83%	$68,903	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$88,267	10.28%	$38,656	4.50%	$55,836	6.50%
Howard Bancorp	$83,643	9.71%	$38,758	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$51,541	6.00%	$68,722	8.00%
Howard Bancorp	$83,643	9.71%	$51,677	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$88,267	8.82%	$40,022	4.00%	$50,027	5.00%
Howard Bancorp	$83,643	8.36%	$40,030	4.00%	N/A
As of December 31, 2015:
Total capital
(to risk-weighted assets)
Howard Bank	$87,860	11.07%	$63,482	8.00%	$79,353	10.00%
Howard Bancorp	$95,737	12.09%	$63,370	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$82,991	10.46%	$35,709	4.50%	$51,579	6.50%
Howard Bancorp	$90,868	11.47%	$35,646	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$82,991	10.46%	$47,612	6.00%	$63,482	8.00%
Howard Bancorp	$90,868	11.47%	$47,528	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$82,991	9.04%	$36,703	4.00%	$45,879	5.00%
Howard Bancorp	$90,868	9.90%	$36,710	4.00%	N/A

On February 1, 2017, Bancorp issued 2,760,000 shares of its common stock at a public offering price of $15.00 per share. The net proceeds of the offering, after underwriting discounts and estimated expenses, were approximately $38.4 million. Please see note 24 for additional information relating to this offering.

Management believes the additional capital will enhance the capital levels and ratios that are presented in the above table.

Note 20: Preferred Stock

On September 22, 2011, Bancorp entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders were entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate was initially set at 5% per annum and thereafter was set based upon the percentage change in qualified lending between each dividend period and the baseline “Qualified Small Business Lending” level established at the time the agreement was entered into. Such dividend rate could vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2016 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remained outstanding for more than four-and-one-half years, the dividend rate was fixed at 9%. As of March 22, 2016, the dividend rate was fixed at 9%. Such dividends were not cumulative, but Bancorp could only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it had declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and was subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if Bancorp had not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) could have designated a representative to attend all meetings of Bancorp’s Board of Directors in a nonvoting observer capacity and Bancorp would have been required to give such representative copies of all notices, minutes, consents and other materials that Bancorp provided to its directors in connection with such meetings.

On May 6, 2016, after receiving all required regulatory approvals, Bancorp redeemed the 12,562 shares of Series AA Preferred Stock for $12,562,000 in accordance with its terms. Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock. This debt matured one year from commencement, with interest only payments based upon 30 day LIBOR plus 300 basis points.

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

Recurring Fair Value Measurements

All classes of investment securities available for sale are recorded at fair value using an industry wide valuation service and therefore fall into a Level 2 of the fair value hierarchy. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, propriety models, descriptive terms and conditions databases, and quality control programs.

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

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock comments to borrowers, the Company enters in best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 3 of the fair value hierarchy. During 2016, management re-evaluated process utilized in the measurement of the fair value of rate lock commitments and felt these are better reflected as a Level 3 inputs and have reclassified the 2015 presentation of these assets from a level 2 inputs as previously reported. The rate lock commitments are deemed as Level 3 inputs because the Company applies an estimated pull-through rate, which is deemed an unobservable measure. The pull through rate utilized is based upon historic pull through rates and for 2016 the pull-through rate ranged from 70 percent to 80 percent.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2016 and December 31, 2015.

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$34,463	$-	$34,463	$-
U.S. Government treasuries	1,504	-	1,504	-
Mortgage-backed securities	1,298	-	1,298	-
Other investments	1,463	-	1,463	-
Loans held for sale	51,054	-	51,054	-
Loans held for investment	6,580	-	6,580	-
Rate lock commitments	528	-	-	528

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$48,422	$-	$48,422	$-
Mortgage-backed securities	57	-	57	-
Other investments	1,094	-	1,094	-
Loans held for sale	49,677	-	49,677	-
Rate lock commitments	508	-	-	508

Assets under fair value option:

December 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,054	$49,709	$1,345
Loans held for investment	6,580	6,794	(214)

December 31, 2015	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$49,677	$48,395	$1,282

The Company elected to measure the loans held for sale and the loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.

The following table presents a reconciliation of the rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	December 31
	2016	2015

Balance, beginning of year	$508	$342

Net gains included in realized and unrealized gains on mortgage banking activity in noninterest income	20	166

Balance, end of year	$528	$508

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. Valuation losses due to reductions in appraised values on OREO of $83 thousand, $736 thousand, and $0 were recognized for years ended December 31, 2016, 2015 and 2014, respectively. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

There was one loan for $214 thousand that was originally classified as held for sale that was downgraded to non-accrual status in 2016 and no loans held for sale or held for investment 90 days or more past due. There were no loans held for sale or held for investment that were nonaccrual or 90 days or more past due and still accruing interest at December 31, 2015. Net gain from the changes included in earnings in fair value of loans held for sale was $62 thousand, $69 thousand and $1.2 million at December 31, 2016, 2015 and 2014 respectively. Net loss from the changes included in earnings in fair value of loans held for investment was $214 thousand at December 31, 2016, there were no loans held for investment in 2015 or 2014.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair of collateral, if applicable.

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	778	-	-	778
Residential - junior lien	37	-	-	37
Commercial - owner occupied	509	-	-	509
Commercial - non-owner occupied	3,148	-	-	3,148
Commercial loans and leases	3,066	-	-	3,066
Consumer	95	-	-	95

December 31, 2015		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,369	$-	$-	$2,369
Impaired loans:
Construction and land	-	-	-	-
Residential - first lien	994	-	-	994
Residential - junior lien	63	-	-	63
Commercial - owner occupied	232	-	-	232
Commercial - non-owner occupied	2,989	-	-	2,989
Commercial loans and leases	5,606	-	-	5,606
Consumer	75	-	-	75

At December 31, 2016 OREO consisted of an outstanding balance of $5.0 million, less valuation allowance of $2.7 million. At December 31, 2015 OREO consisted of an outstanding balance of $5.2 million, less valuation allowance of $2.9 million. Related allowance on impaired loans for the years ended December 31, 2016 and 2015 were $2.2 million and $1.3 million, respectively.

Various techniques are used to value OREO and impaired loans.  All loans where the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer loans utilize a liquidation approach to the impairment analysis.

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

Securities held-to-maturity: The fair value of debt securities is based upon quoted prices for similar assets or externally developed models that use significant observable inputs.

Nonmarketable equity securities: Because these securities are not marketable, the carrying amount approximates the fair value.

Loans held for sale: Loans held for sale are carried at fair value based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements on third party models.

Loans held for investment: Determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities

Rate lock commitments: Based on estimated loan closing and investor delivery rate based on historical experience.

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

Short-term borrowing: The carrying amounts approximate the fair values at the reporting date.

Long-term borrowing: Based on quoted market prices or, if quoted market price is not available, discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	December 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$38,728	$38,728	$-	$38,728	$-
Held to maturity securities	6,250	6,584	-	-	6,584
Nonmarketable equity securities	5,103	5,103	-	5,103	-
Loans held for sale	51,054	51,054	-	51,054	-
Loans held for investment	6,580	6,580	-	6,580	-
Rate lock commitments	528	528	-	-	528
Loans and leases	808,516	813,981	-	-	813,981
Financial Liabilities
Deposits	808,734	809,703	-	809,703	-
Short-term borrowings	107,056	107,056	-	107,056	-
Long-term borrowings	20,517	20,554	-	20,554	-

	December 31, 2015
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$49,573	$49,573	$-	$49,573	$-
Held to maturity securities	3,000	3,328	-	-	3,328
Nonmarketable equity securities	4,163	4,163	-	4,163	-
Loans held for sale	49,677	49,677	-	49,677	-
Rate lock commitments	508	508	-	-	508
Loans and leases	752,133	757,234	-	-	757,234
Financial Liabilities
Deposits	747,408	747,938	-	747,938	-
Short-term borrowings	69,121	69,121	-	69,121	-
Long-term borrowings	29,707	29,911	-	29,911	-

Note 22: Parent Company Financial Information

The condensed financial statement for Bancorp (Parent Only) is presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2016	2015
ASSETS
Cash and cash equivalents	$12,235	$12,432
Securities available-for-sale, at fair value	-	100
Investment in subsidiaries	90,826	85,049
Other assets	40	141
Total assets	$103,101	$97,722
LIABILITIES
Short-term borrowings	$13,359	$890
Long-term borrowings	3,453	3,371
Other Liabilities	499	562
Total liabilities	17,311	4,823
SHAREHOLDERS' EQUITY
Preferred stock—par value $0.01 (liquidation preference of $1,000 per share) authorized 5,000,000; shares issued and outstanding 12,562 series AA at December 31, 2015	-	12,562
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 6,991,072 shares at December 31, 2016 and 6,962,139 at December 31, 2015	70	70
Capital surplus	71,021	70,587
Retained earnings	14,849	9,712
Accumulated other comprehensive loss	(150)	(32)
Total shareholders’ equity	85,790	92,899
Total liabilities and shareholders’equity	$103,101	$97,722

Statements of Operations

	December 31,
(in thousands)	2016	2015	2014
INTEREST INCOME
Interest on securities	$1	$-	$-
Other interest income	-	4	-
INTEREST EXPENSE
Short-term borrowings	300	6	6
Long-term borrowings	196	46	-
NET INTEREST EXPENSE	(495)	(48)	(6)
NONINTEREST INCOME
Gain on the sale of securities	96	-	-
NONINTEREST EXPENSE
Compensation and benefits	306	339	192
Other operating expense	192	119	228
Total noninterest expense	498	458	420
Loss before income tax and equity in undistributed income of subsidiary	(897)	(506)	(426)
Income tax benefit	(305)	(172)	(145)
Loss before equity in undistributed income of subsidiary	(592)	(334)	(281)
Equity in undistributed income of subsidiary	5,895	1,476	10,693
Net income	$5,303	$1,142	$10,412
Preferred stock dividends	166	126	126
Net income available to common shareholders	$5,137	$1,016	$10,286

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,303	$1,142	$10,412
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes (benefits)	(60)	519	1
Share-based compensation	399	436	246
Gain on sales of securities	(96)	-	-
Equity in undistributed income of subsidiary	(5,895)	(1,476)	(10,693)
Decrease (increase) in other assets	101	(86)	(3)
(Decrease) increase in other liabilities	(2)	(33)	4
Net cash (used in) provided by operating activities	(250)	502	(33)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	-	(100)	-
Proceeds from sale of investment securities available-for-sale	196	-	-
Cash and cash equivalents of acquisition	-	10,064	-
Cash paid for acquisition	-	(2,015)	-
Investment in subsidiary	-	(24,407)	(750)
Net cash provided by (used in) investing activities	196	(16,458)	(750)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) increase in short-term borrowings	12,468	16	(107)
Proceeds from issuance of long-tern debt	82	3,371	-
Net proceeds from issuance of common stock, net of cost	35	23,771	507
Redemption of preferred stock	(12,562)	-	-
Cash dividends on preferred stock	(166)	(126)	(126)
Net cash (used in) provided by financing activities	(143)	27,032	274
Net (decrease) increase in cash and cash equivalents	(197)	11,076	(509)
Cash and cash equivalents at beginning of period	12,432	1,356	1,865
Cash and cash equivalents at end of period	$12,235	$12,432	$1,356

Note 23: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2016 and December 31, 2015:

	2016
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$9,752	$9,824	$9,553	$9,612
Interest expense	1,239	1,176	1,178	969
Net interest income	8,513	8,648	8,375	8,643
Provision for loan losses	735	402	515	385
Noninterest income	2,976	4,384	4,570	2,852
Noninterest expense	9,268	9,880	9,861	9,676
Net income before income taxes	1,486	2,750	2,569	1,434
Income tax expenses	532	1,002	928	474
Net income	954	1,748	1,641	960
Preferred stock dividends	-	-	109	57
Net income available to common shareholders	$954	$1,748	$1,532	$903

Net income per common share, basic	$0.14	$0.25	$0.22	$0.13
Net income per common share, diluted	$0.14	$0.25	$0.22	$0.13

Average common shares outstanding	6,990,390	6,985,559	6,970,876	6,955,462
Diluted average common shares outstanding	7,020,733	7,077,420	7,061,867	7,047,987

	2015
	Fourth	Third	Second	First
(in thousands, except per share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$9,950	$8,489	$7,484	$7,426
Interest expense	920	808	685	659
Net interest income	9,030	7,681	6,799	6,767
Provision for loan losses	821	230	535	250
Noninterest income	2,883	3,257	3,438	2,349
Noninterest expense	10,378	11,600	8,440	7,835
Net income (loss) before income taxes	714	(892)	1,262	1,031
Income tax expenses	226	(106)	471	382
Net income (loss)	488	(786)	791	649
Preferred stock dividends	32	31	31	32
Net income (loss) available to common shareholders	$456	$(817)	$760	$617

Net income per common share, basic	$0.07	$(0.13)	$0.16	$0.15
Net income per common share, diluted	$0.06	$(0.13)	$0.15	$0.15

Average common shares outstanding	6,935,493	6,493,987	4,841,538	4,073,077
Diluted average common shares outstanding	7,051,660	6,648,107	4,960,457	4,154,280

Note 24: Subsequent Events

On January 23, 2017, Bancorp filed with the Maryland State Department of Assessments and Taxation, Articles of Amendment ("Articles of Amendment") increasing the aggregate number of shares of common stock it is authorized to issue from 10,000,000 shares to 20,000,000 shares. The Articles of Amendment increase the total authorized capital stock of Bancorp from 15 million shares, consisting of ten million shares of common stock, with a par value of $0.01 per share, and five million shares of preferred stock, with a par value of $0.01 per share, to 25 million shares, consisting of 20 million shares of common stock, with a par value of $0.01 per share, and five million shares of preferred stock, with a par value of $0.01 per share.

On February 1, 2017, Bancorp issued 2,760,000 shares of our common stock in a fully underwritten offering pursuant to an underwriting agreement with Raymond James & Associates, Inc., as representative of the underwriters named therein. The shares were sold at a public offering price of $15.00 per share. The net proceeds of the offering, after underwriting discounts of $0.90 per share and estimated expenses, were approximately $38.4 million. Bancorp used $12.6 million of the proceeds of the offering to repay the loan to Raymond James Bank, N.A. Bancorp intends to use the balance of the proceeds for general corporate purposes, including contributing to the capital of Howard Bank to support its lending and investing activities and to support or fund acquisitions of other institutions or branches as and if opportunities for such transactions become available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics (conduct) that applies to all of its employees and a separate code of ethics (conduct) that applies to its non-employee directors. These codes of conduct are available on the Company’s Internet Web site at www.howardbank.com. There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company's Board of Directors.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors,” “Committees and Meetings of the Board of Directors; Corporate Governance,” “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 24, 2017 (the “Proxy Statement”).

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

Item 14. Principal Accounting Fees and Services

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

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed March 4, 2015
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Form of Certificate for the Series AA Preferred Stock	Exhibit 4.2 of the Company's Form S-1 filed November 28, 2011
10.1*	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.3*	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4*	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.9	Securities Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. pursuant to Howard Bancorp’s participation in SBLF	Exhibit 10.9 of the Company's Form S-1 filed November 28, 2011
10.10	Letter Purchase Agreement dated September 22, 2011 between the Secretary of the Treasury and Howard Bancorp, Inc. with respect to Howard Bancorp’s repurchase of outstanding Series A and Series B Stock issued pursuant to TARP	Exhibit 10.10 of the Company's Form S-1 filed November 28, 2011
10.11*	Employment Agreement between Howard Bank and Dennis E. Finnegan Dated December 16, 2014	Exhibit 10.11 to the Company’s Form 10-K filed March 27, 2015
10.12	Form of Investment Agreement, dated March 2, 2015, between Howard Bancorp, Inc. and certain investors	Exhibit 10.12 of the Company's Form 8-K filed on March 3, 2015
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.21*	Employment Agreement between Howard Bank and Robert A. Altieri dated April 30, 2013	Exhibit 10.21 to the Company’s Form 10-Q filed August 14, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.26	Branch Purchase and Assumption Agreement between NBRS Financial Bank and Howard Bank dated April 24, 2014	Exhibit 10.26 of the Company’s Form 8-K filed on April 29, 2014
10.27*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
10.28*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 amended January 19, 2016	Exhibit 10.28 of the Company’s Form 10-K filed March 30, 2016
10.29*	Employment Agreement between Howard Bank and Robert A. Altieri dated September 30, 2014	Exhibit 10.29 of the Company’s Form 10-K filed March 30, 2016

Exhibit No.	Description	Filed herewith:

10.30*	Employment Agreement between Howard Bank and James D. Witty dated April 29, 2016
21	Subsidiaries of the Registrant
23.1	Consent of Stegman & Company
23.2	Consent of Dixon Hughes Goodman LLP
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
101.INS XBRL Instance File
101.SCH XBRL Schema File
101.CAL XBRL Calculation File
101.DEF XBRL Definition File
101.LAB XBRL Label File
101.PRE XBRL Presentation File

* Management compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.
Date: March 16, 2017	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 16, 2017
Mary Ann Scully	Officer, Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 16, 2017
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 16, 2017
Richard G. Arnold

/s/ Nasser Basir	Director	March 16, 2017
Nasser Basir

/s/ Gary R. Bozel	Director	March 16, 2017
Gary R. Bozel

/s/ Andrew E. Clark	Director	March 16, 2017
Andrew E. Clark

/s/ Robert J. Hartson	Director	March 16, 2017
Robert J. Hartson

/s/ John J. Keenan	Director	March 16, 2017
John J. Keenan

/s/ Paul I. Latta, Jr.	Director	March 16, 2017
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 16, 2017
Kenneth C. Lundeen

/s/ Karen D. McGraw	Director	March 16, 2017
Karen D. McGraw

/s/ Richard J. Morgan	Director	March 16, 2017
Richard J. Morgan

/s/ Thomas P. O’Neill	Director	March 16, 2017
Thomas P. O’Neill

/s/ Robert W. Smith, Jr.	Director	March 16, 2017
Robert W. Smith, Jr.

/s/ Donna Hill Staton	Director	March 16, 2017
Donna Hill Staton

