Form 10-Q
period 2017-03-31
Howard Bancorp Inc
filed 2017-05-10
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if an accelerated filer)	Small reporting company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of outstanding shares of common stock outstanding as of April 30, 2017.

Common Stock, $0.01 par value – 9,766,708 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers as well to originate residential real estate loans and maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	statement regarding our anticipation that a restricted land development loan will be fully repaid;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statement regarding our anticipated decline in noninterest-bearing demand deposits as a result of one customer depositing the proceeds of the sale of its business in the Bank;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	future cash requirements relating to commitments to extend credit;

•	the expected impact of recent accounting pronouncements; and

•	the impact of interest rate changes on our net interest income

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (“SEC”) and the Public Company Accounting Oversight Board;
•	loss of key personnel; and
•	other risks discussed in this report, in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and in other reports we may file.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.      Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$48,170	$29,675
Federal funds sold	314	9,691
Total cash and cash equivalents	48,484	39,366
Interest bearing deposits with banks	14,326	19,513
Securities available-for-sale, at fair value	46,059	38,728
Investments held-to-maturity, at amortized cost	8,750	6,250
Nonmarketable equity securities	2,943	5,103
Loans held for sale, at fair value	35,666	51,054
Loans and leases, net of unearned income	845,945	821,524
Allowance for credit losses	(5,360)	(6,428)
Net loans and leases	840,585	815,096
Bank premises and equipment, net	19,864	20,080
Goodwill	603	603
Core deposit intangible	2,113	2,248
Bank owned life insurance	21,517	21,371
Other real estate owned	2,350	2,350
Interest receivable and other assets	5,492	5,195
Total assets	$1,048,752	$1,026,957
LIABILITIES
Noninterest-bearing deposits	$244,408	$182,880
Interest-bearing deposits	607,564	625,854
Total deposits	851,972	808,734
Short-term borrowings	55,299	107,056
Long-term borrowings	9,029	20,517
Deferred tax liability	643	360
Accrued expenses and other liabilities	5,798	4,500
Total liabilities	922,741	941,167
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 10,000,000 shares; issued and outstanding 9,763,318 shares at March 31, 2017 and 6,991,072 at December 31, 2016	98	70
Capital surplus	109,647	71,021
Retained earnings	16,415	14,849
Accumulated other comprehensive loss	(149)	(150)
Total shareholders’ equity	126,011	85,790
Total liabilities and shareholders’ equity	$1,048,752	$1,026,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands, except share data)	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$9,461	$9,453
Interest and dividends on securities	286	126
Other interest income	121	33
Total interest income	9,868	9,612
INTEREST EXPENSE
Deposits	884	775
Short-term borrowings	141	65
Long-term borrowings	92	129
Total interest expense	1,117	969
NET INTEREST INCOME	8,751	8,643
Provision for credit losses	200	385
Net interest income after provision for credit losses	8,551	8,258
NONINTEREST INCOME
Service charges on deposit accounts	208	160
Realized and unrealized gains on mortgage banking activity	2,801	1,550
Loss on the sale of loans	(184)	-
Income from bank owned life insurance	145	151
Loan fee income	1,261	776
Other operating income	228	215
Total noninterest income	4,459	2,852
NONINTEREST EXPENSE
Compensation and benefits	5,557	4,584
Occupancy and equipment	1,062	1,614
Amortization of core deposit intangible	135	177
Marketing and business development	941	723
Professional fees	423	358
Data processing fees	476	367
FDIC Assessment	217	208
Loan production expense	930	823
Other operating expense	759	822
Total noninterest expense	10,500	9,676
INCOME BEFORE INCOME TAXES	2,510	1,434
Income tax expense	944	474
NET INCOME	$1,566	$960
Preferred stock dividends	-	57
Net income available to common shareholders	$1,566	$903
NET INCOME PER COMMON SHARE
Basic	$0.18	$0.13
Diluted	$0.18	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2017	2016
Net Income
Other comprehensive income Investments available-for-sale:	$1,566	$960
Unrealized holding gains	1	55
Related income tax expense	-	(22)
Comprehensive income	$1,567	$993

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/(loss)	Total

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	960	-	960
Net unrealized gain on securities	-	-	-	-	-	33	33
Dividends paid on preferred stock	-	-	-	-	(57)	-	(57)
Issuance of common stock:
Director stock awards	-	2,779	-	33	-	-	33
Stock-based compensation	-	-	-	78	-	-	78
Balances at March 31, 2016	$12,562	6,964,918	$70	$70,698	$10,615	$1	$93,946

Balances at January 1, 2017	$-	6,991,072	$70	$71,021	$14,849	$(150)	$85,790
Net income	-	-	-	-	1,566	-	1,566
Net unrealized gain on securities	-	-	-	-	-	1	1
Issuance of common stock:
Common stock offering	-	2,760,000	28	38,355	-	-	38,383
Director stock awards	-	6,604	-	110	-	-	110
Exercise of options	-	5,642	-	74	-	-	74
Stock-based compensation	-	-	-	87	-	-	87
Balances at March 31, 2017	$-	9,763,318	$98	$109,647	$16,415	$(149)	$126,011

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,566	$960
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	200	385
Deferred income tax	283	(145)
Depreciation	317	305
Stock-based compensation	197	111
Net accretion (amortization) of investment securities	13	(11)
Net amortization of discount on purchased loans	(60)	(169)
Net amortization of intangible asset	136	177
Loans originated for sale	(147,163)	(110,325)
Proceeds from sale of loans originated for sale	165,351	121,526
Realized and unrealized gains on mortgage banking activity	(2,801)	(1,550)
Loss on sales of loans, net	184	-
Cash surrender value of BOLI	(145)	(151)
Decrease (increase) in interest receivable	3	(216)
Increase in interest payable	8	39
Decrease in other assets	1,858	80
Increase (decrease) in other liabilities	1,291	(534)
Net cash provided by operating activities	21,238	10,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	5,187	-
Purchases of investment securities available-for-sale	(17,854)	(40,528)
Purchases of investment securities held-to-maturity	(2,500)	-
Proceeds from sale/maturities of investment securities available-for-sale	10,510	20,014
Net increase in loans and leases outstanding	(29,566)	(14,056)
Purchase of bank owned life insurance	-	(2,200)
Proceeds from the sale of loans	3,754	-
Purchase of premises and equipment	(101)	(297)
Net cash used in investing activities	(30,570)	(37,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	43,238	55,767
Net decrease in short-term borrowings	(51,757)	(18,972)
Proceeds from issuance of long-term debt	-	8,978
Repayment of long-term debt	(11,488)	(2,500)
Net proceeds from issuance of common stock, net of cost	38,457	-
Cash dividends on preferred stock	-	(57)
Net cash provided by financing activities	18,450	43,216

Net increase in cash and cash equivalents	9,118	16,631
Cash and cash equivalents at beginning of period	39,366	38,340
Cash and cash equivalents at end of period	$48,484	$54,971
SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,109	$930
Cash payments for income taxes	-	-
Transferred from loans to other real estate owned	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has seven subsidiaries, six of which are intended to hold foreclosed real estate (three of which are inactive) and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

On May 6, 2016, Bancorp redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A., which was for a one year period, with interest only payments based upon 30 day LIBOR plus 300 basis points. This debt was repaid on February 1, 2017 from a portion of the proceeds of the underwritten public offering described below.

On February 1, 2017, Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by Bancorp to 2,760,000 shares and increased the amount of gross proceeds raised in the offering, before underwriting discounts and estimated expenses of the offering, to approximately $41.4 million.

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

Loans Held-For-Sale

The Company engages in sales of residential mortgage loans originated by the Bank. The Company has elected to measure loans held for sale at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing. Interest on loans held for sale is credited to income based on the principal amounts outstanding.

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

The Company has elected to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet. Loans held for sale that were not ultimately sold, but instead were placed into the Bank’s portfolio, are reclassified as loans held for investment and continue to be recorded at fair value.

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standard Update (“ASU”) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on its financial position or result of operations.

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment changes should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on its financial position or result of operations.

The FASB has issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide clarification on the definition of a business and provides criteria to aid in the assessment of whether a transaction should be accounted for as an acquisition or a disposal of assets or business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on its financial position or result of operations.

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

The FASB has issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The purpose of this guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences of these transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits and deficiencies impact shareholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provision of this update becomes effective for interim and annual periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017 and elected to apply this adoption prospectively. The recognition of excess tax benefits is in the provision for income taxes within the Consolidated Statements of Operations rather than paid-in capital where it had previously been recorded. Additionally, the Consolidated Statement of Cash Flows now present excess tax benefits in operating activity. The Company has elected to account for forfeitures when they occur. As allowed by the ASU the Company’s adoption was prospective, therefore, prior periods have not been adjusted.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt retrospective for all periods presented, or modified retrospective where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company is evaluating the impact of guidance in this update, including method of implementation, but does not believe it will have a material impact on its consolidated financial statements.

Note 2: Investment Securities

The Bank holds securities classified as available-for-sale and held-to-maturity.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$41,358	$4	$137	$41,225	$34,584	$5	$126	$34,463
Treasuries	1,510	-	9	1,501	1,512	-	8	1,504
Mortgage-backed	1,357	1	59	1,299	1,366	1	69	1,298
Other investments	2,068	-	34	2,034	1,500	-	37	1,463
	$46,293	$5	$239	$46,059	$38,962	$6	$240	$38,728
Held to maturity
Corporate debentures	$8,750	$60	$-	$8,810	$6,250	$334	$-	$6,584

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 are presented below:

March 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$34,726	$137	$-	$-	$34,726	$137
Treasuries	1,501	9	-	-	1,501	9
Mortgage-backed	1,276	59	-	-	1,276	59
Other investments	2,034	34	-	-	2,034	34
	$39,537	$239	$-	$-	$39,537	$239

December 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$17,492	$126	$-	$-	$17,492	$126
Treasuries	1,501	8	-	-	1,501	8
Mortgage-backed	1,273	69	-	-	1,273	69
Other investments	1,463	37	-	-	1,463	37
	$21,729	$240	$-	$-	$21,729	$240

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 22 securities with unrealized losses and 12 securities with unrealized losses at March 31, 2017 and December 31, 2016, respectively.

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

The amortized cost and estimated fair values of investments securities by contractual maturity are shown below:

(in thousands)	March 31, 2017		December 31, 2016
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$6,492	$6,491	$16,988	$16,993
After one through five years	36,387	36,247	19,120	18,985
After five through ten years	8,761	8,821	6,262	6,596
After ten years	3,403	3,310	2,842	2,738
	$55,043	$54,869	$45,212	$45,312

At March 31, 2017 and December 31, 2016, $26.3 million and $26.8 million in fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity at March 31, 2017.

Note 3: Loans and Leases

The Company originates loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2017 and December 31, 2016 are presented in the following table:

(in thousands)	March 31, 2017	% of Total	December 31, 2016	% of Total
Real estate
Construction and land	$79,051	9.4%	$72,973	8.9%
Residential - first lien	191,997	22.7	195,032	23.7
Residential - junior lien	37,236	4.4	35,009	4.3
Total residential real estate	229,233	27.1	230,041	28.0
Commercial - owner occupied	149,871	17.7	134,213	16.3
Commercial - non-owner occupied	212,516	25.1	216,781	26.4
Total commercial real estate	362,387	42.8	350,994	42.7
Total real estate loans	670,671	79.3	654,008	79.6
Commercial loans and leases	170,855	20.2	162,715	19.8
Consumer	4,419	0.5	4,801	0.6
Total loans	$845,945	100.0%	$821,524	100.0%

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the three months ended March 31, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

(in thousands)	March 31, 2017	March 31, 2016
Balance at beginning of period	$60	$335
Impaired loans acquired	-	-
Accretion of fair value discounts	(25)	(73)
Balance at end of period	$35	$262

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At March 31, 2017	$1,662	$1,023
At December 31, 2016	1,695	1,023
At March 31, 2016	3,018	1,719
At December 31, 2015	3,105	1,708

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2017 and 2016:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(50)	(23)	-	-	(1,112)	(108)	(1,293)
Recoveries	-	-	-	-	1	12	12	25
Provision for credit losses	23	100	33	68	(23)	(39)	38	200
Ending balance	$534	$504	$99	$395	$1,098	$2,661	$69	$5,360

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	-	-	-	-	-	(7)	(11)	(18)
Recoveries	-	-	-	-	2	9	9	20
Provision for credit losses	97	49	9	234	108	(53)	(59)	385
Ending balance	$362	$349	$56	$543	$838	$3,043	$65	$5,256

The following table provides additional information on the allowance for credit losses at March 31, 2017 and December 31, 2016:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$7	$-	$-	$-	$633	$-	$640
collectively evaluated for impairment	534	497	99	395	1,098	2,028	69	4,720
Loans:
Ending balance	$79,051	$191,997	$37,236	$149,871	$212,516	$170,855	$4,419	$845,945
individually evaluated for impairment	125	1,551	14	739	3,473	3,838	-	9,740
collectively evaluated for impairment	78,926	190,446	37,222	149,132	209,043	167,017	4,419	836,205

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$7	$-	$-	$-	$2,076	$72	$2,155
collectively evaluated for impairment	511	447	89	327	1,120	1,724	55	4,273
Loans:
Ending balance	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524
individually evaluated for impairment	125	785	37	509	3,148	5,142	167	9,913
collectively evaluated for impairment	72,848	194,247	34,972	133,704	213,633	157,573	4,634	811,611

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$79,051	$190,161	$37,222	$149,132	$208,283	$166,314	$4,419	$834,582
Special mention	-	-	-	-	-	-	-	-
Substandard	-	1,596	14	739	4,233	2,749	-	9,331
Doubtful	-	240	-	-	-	1,792	-	2,032
Total	$79,051	$191,997	$37,236	$149,871	$212,516	$170,855	$4,419	$845,945

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$72,973	$193,748	$34,972	$133,704	$212,765	$157,567	$4,634	$810,363
Special mention	-	-	-	-	-	524	-	524
Substandard	-	793	-	-	2,941	-	-	3,734
Doubtful	-	491	37	509	1,075	4,624	167	6,903
Total	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$79,051	$187,906	$36,947	$148,856	$208,054	$166,827	$4,388	$832,029
Accruing loans past due:
31-59 days past due	-	2,663	275	-	2,759	105	31	5,833
60-89 days past due	-	169	-	-	-	575	-	744
Greater than 90 days past due	-	-	-	276	302	5	-	583
Total past due	-	2,832	275	276	3,061	685	31	7,160

Non-accrual loans	-	1,259	14	739	1,401	3,343	-	6,756

Total loans	$79,051	$191,997	$37,236	$149,871	$212,516	$170,855	$4,419	$845,945

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$72,775	$191,216	$34,634	$133,638	$212,537	$157,464	$4,631	$806,895
Accruing loans past due:
31-59 days past due	-	2,653	334	66	466	593	1	4,113
60-89 days past due	197	374	4	-	-	34	1	610
Greater than 90 days past due	1	298	-	-	2,703	-	1	3,003
Total past due	198	3,325	338	66	3,169	627	3	7,726

Non-accrual loans	-	491	37	509	1,075	4,624	167	6,903

Total loans	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $7.3 million or 0.9% of total loans outstanding at March 31, 2017, which represents a decrease from $9.9 million or 1.2% at December 31, 2016.

The impaired loans at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$1,551	$14	$739	$3,473	$3,838	$-	$9,740
With an allowance recorded	-	212	-	-	-	1,594	-	1,806
With no related allowance recorded	125	1,339	14	739	3,473	2,244	-	7,934
Related allowance	-	7	-	-	-	633	-	640
Unpaid principal	125	1,591	15	740	3,606	5,475	-	11,552
Average balance of impaired loans	125	1,621	15	750	3,770	6,004	-	12,285
Interest income recognized	1	7	-	-	38	28	-	74

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$785	$37	$509	$3,148	$5,142	$167	$9,913
With an allowance recorded	-	214	-	-	-	3,477	140	3,831
With no related allowance recorded	125	571	37	509	3,148	1,665	27	6,082
Related allowance	-	7	-	-	-	2,076	72	2,155
Unpaid principal	125	1,323	38	509	3,286	5,694	174	11,149
Average balance of impaired loans	378	835	38	536	3,452	6,455	176	11,870
Interest income recognized	4	29	-	24	47	234	1	339

	March 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Average balance of impaired loans	-	325	-	-	2,667	4,244	-	7,236
Interest income recognized	-	5	-	-	-	34	-	39

Included in the total impaired loans above were non-accrual loans of $6.8 million and $6.9 million at March 31, 2017 and December 31, 2016, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $213 thousand and $60 thousand for the first three months of 2017 and 2016, respectively.

The following table outlines the acquired impaired loans at March 31, 2017 and December 31, 2016:

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$464	$-	$-	$464
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	-	464	-	-	464
Accretable yield	-	-	-	-	18	-	-	18
Loan receivable	$-	$-	$-	$-	$446	$-	$-	$446

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$611	$1,051	$-	$1,662
Non-Accretable adjustment	-	-	-	-	125	479	-	604
Cash flow expected	-	-	-	-	486	572	-	1,058
Accretable yield	-	-	-	-	7	28	-	35
Loan receivable	$-	$-	$-	$-	$479	$544	$-	$1,023

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$466	$-	$-	$466
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	-	466	-	-	466
Accretable yield	-	-	-	-	18	-	-	18
Loan receivable	$-	$-	$-	$-	$448	$-	$-	$448

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$619	$1,777	$-	$2,396
Non-Accretable adjustment	-	-	-	-	125	486	-	611
Cash flow expected	-	-	-	-	494	1,291	-	1,785
Accretable yield	-	-	-	-	13	65	-	78
Loan receivable	$-	$-	$-	$-	$481	$1,226	$-	$1,707

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

TDRs at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	212	1	292	504
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	514	1	169	683
	3	$1,320	4	$2,659	$3,979

	December 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	214	1	294	508
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	913	1	183	1,096
Consumer	1	140	-	-	140
	4	$1,861	4	$2,675	$4,536

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	March 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	212	292	504
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Forbearance	-	514	169	683
Total troubled debt restructure loans	$7	$1,320	$2,659	$3,979

	December 31, 2016
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and Land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	214	294	508
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Extension or other modification	913	913	183	1,096
Consumer
Extension or other modification	72	140	-	140
Total troubled debt restructure loans	$992	$1,861	$2,675	$4,536

There were no new loans restructured during the three months ended March 31, 2017, however, there were four loans totaling $1.4 million restructured in 2016 consisting of the following:

•	One commercial loan in the amount of $183 thousand for which the Bank extended the maturity and allowed for a principal and interest payment over time.
•	One land development loan in the amount of $125 thousand that included a paydown from the guarantor, partial debt forgiveness by the Bank and a reduction of the interest rate on the remaining balance of the loan, which the Bank anticipates will be fully repaid.
•	One residential first lien mortgage in the amount of $214 thousand that was restructured with an extension of the original term.
•	The restructuring of a $913 thousand commercial loan through a forbearance agreement that deferred payments.

As a part of the modification of the land development loan restructured during 2016, the Bank agreed to forgive $215 thousand in debt, and recorded this amount as a loss. The pre-modification principal amount on this loan was $340 thousand, while the post-modification principal amount was reduced to $125 thousand. The other modifications have been only interest rate concessions and payment term extensions, not principal reductions that resulted in the recordation of a loss. Thus, the pre-modification and post-modification recorded investment amounts are the same for these TDRs.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended March 31, 2017 there were no TDRs that subsequently defaulted within twelve months of their modification dates. There was one consumer loan restructured in 2015 in the amount of $150 thousand that defaulted during the first three months of 2017.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2017 and 2016 there were no additional valuation allowances recorded as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2017 and 2016 there were no new loans transferred from loans to OREO. The Company did not sell any properties held as OREO during the first three months of 2017 or 2016.

Note 5: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at March 31, 2017 and December 31, 2016.

(in thousands)
Goodwill
Banking	$603

Core deposit intangible consists of premiums paid for the acquisitions of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	March 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,427	$2,113	6.36

	December 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,292	$2,248	6.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2017	$371
2018	396
2019	314
2020	269
2021	258
Thereafter	505
Total amortizing intangible assets	$2,113

Based upon an annual impairment analysis performed in the fourth quarter of 2016, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible. As of the three months ended March 31, 2017, no additional conditions warranted further evaluation of impairment.

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	March 31, 2017		December 31, 2016

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$244,408	29%	$182,880	23%
Interest-bearing checking	68,955	8	62,538	8
Money market accounts	248,667	29	247,858	31
Savings	51,752	6	50,495	6
Certificates of deposit	238,189	28	264,963	32
Total deposits	$851,972	100%	$808,734	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2017 and 2016, Bancorp issued 6,604 and 2,779 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first three months of 2017 or the year ended December 31, 2016. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	123,593	$12.36	137,463	$12.30
Granted	-	-	-	-
Exercised	(5,642)	13.15	(3,020)	11.64
Forfeited	(65,039)	13.95	(10,850)	11.77
Balance at period end	52,912	$10.33	123,593	$12.36
Exercisable at period end	52,912	$10.33	123,593	$12.36
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the three months ended March 31, 2017 was $74 thousand, while there were no stock option exercises during the first quarter of 2016. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $18.70 at March 31, 2017, the options outstanding had an aggregate intrinsic value of $443 thousand. At December 31, 2016, based upon fair market value of $15.10, the outstanding options outstanding had an aggregate intrinsic value of $338 thousand.

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

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

	December 31, 2016
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at January 1,	8,330	$6.92
Granted	-	-
Vested	(8,330)	6.92
Forfeited	-	-
Balance at period end	-	$-

During the quarter ended March 31, 2017 there were no restricted stock awards granted or outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

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

No RSUs were granted during the first quarter of 2017. The Company granted 27,000 RSUs during 2016, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	65,491	$13.23	74,828	$13.21
Granted	-	-	27,000	12.91
Vested	-	-	(17,838)	12.95
Forfeited	-	-	(18,499)	12.96
Balance at period end	65,491	$13.23	65,491	$13.23

At March 31, 2017, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $616 thousand. This expense is expected to be recognized through 2019.

Stock-Based Compensation Expense:   Stock-based compensation is recognized as compensation cost in the statement of operations based on their fair values on the measurement date, which, for the Company, is the date of the grant. The amount that the Company recognized in stock-based compensation expense related to the issuance of restricted stock and RSUs and for director compensation paid in stock is presented in the following table:

	Three months ended
	March 31
(in thousands)	2017	2016
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$87	$78
Director compensation paid in stock	$110	$33

Note 8: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $195 thousand and $150 thousand, respectively, for the three months ended March 31, 2017 and 2016. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $74 thousand and $61 thousand for the three month periods ending March 31, 2017 and 2016, respectively.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31
(dollars in thousands, except per share data)	2017	2016
Net income	$1,566	$960
Preferred stock dividends	-	(57)
Net income available to common shareholders (numerator)	$1,566	$903
BASIC
Basic average common shares outstanding (denominator)	8,806,404	6,955,462
Basic income per common share	$0.18	$0.13
DILUTED
Average common shares outstanding	8,806,404	6,955,462
Dilutive effect of common stock equivalents	50,359	92,525
Diluted average common shares outstanding (denominator)	8,856,763	7,047,987
Diluted income per common share	$0.18	$0.13

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	79,911

Note 10: Risk-Based Capital

Bancorp and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bancorp and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Bancorp’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The final rule created a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposed a minimum leverage ratio of 4.0%, and changed the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elects to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

Additionally, subject to a transition schedule, the rule limits Bancorp’s and the Bank’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the they do not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

In addition, under revised prompt corrective action requirements, in order to be considered “well-capitalized,” Bancorp and the Bank must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a leverage capital ratio of 5.0% or greater, and not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

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

Management believes that, as of March 31, 2017 and December 31, 2016, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at March 31, 2017 and December 31, 2016:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total capital
(to risk-weighted assets)
Howard Bank	$117,934	13.41%	$70,335	8.00%	$87,919	10.00%
Howard Bancorp	$132,107	14.96%	$70,650	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$112,574	12.80%	$39,564	4.50%	$57,148	6.50%
Howard Bancorp	$123,273	13.96%	$39,740	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$112,574	12.80%	$52,752	6.00%	$70,335	8.00%
Howard Bancorp	$123,273	13.96%	$52,987	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$112,574	11.10%	$40,560	4.00%	$50,700	5.00%
Howard Bancorp	$123,273	12.16%	$40,564	4.00%	N/A
As of December 31, 2016:
Total capital
(to risk-weighted assets)
Howard Bank	$94,696	11.02%	$68,722	8.00%	$85,902	10.00%
Howard Bancorp	$93,278	10.83%	$68,903	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$88,267	10.28%	$38,656	4.50%	$55,836	6.50%
Howard Bancorp	$83,643	9.71%	$38,758	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$51,541	6.00%	$68,722	8.00%
Howard Bancorp	$83,643	9.71%	$51,677	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$88,267	8.82%	$40,022	4.00%	$50,027	5.00%
Howard Bancorp	$83,643	8.36%	$40,030	4.00%	N/A

Note 11: Preferred Stock

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

On May 6, 2016, after receiving all required regulatory approvals, Bancorp redeemed the 12,562 shares of Series AA Preferred Stock for $12,562,000 in accordance with its terms. Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock. This debt was repaid in February 2017.

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

Recurring Fair Value Measurements

All classes of investment securities available for sale are recorded at fair value using an industry-wide valuation service and therefore fall into a Level 2 of the fair value hierarchy. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, propriety models, descriptive terms and conditions databases, and quality control programs.

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

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 3 of the fair value hierarchy. The rate lock commitments are deemed as Level 3 inputs because the Company applies an estimated pull-through rate, which is deemed an unobservable measure. The pull-through rate utilized is based upon historic pull-through rates that ranged from 70 percent to 80 percent.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at March 31, 2017 and December 31, 2016.

March 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$41,225	$-	$41,225	$-
U.S. Government treasuries	1,501	-	1,501	-
Mortgage-backed securities	1,299	-	1,299	-
Other investments	2,034	-	2,034	-
Loans held for sale	35,666	-	35,666	-
Loans held for investment	1,933	-	1,933	-
Rate lock commitments	687	-	-	687

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$34,463	$-	$34,463	$-
U.S. Government treasuries	1,504	-	1,504	-
Mortgage-backed securities	1,298	-	1,298	-
Other investments	1,463	-	1,463	-
Loans held for sale	51,054	-	51,054	-
Loans held for investment	6,580	-	6,580	-
Rate lock commitments	528	-	-	528

Assets under fair value option:

March 31, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$35,666	$34,576	$1,090
Loans held for investment	1,933	1,942	(9)

December 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,054	$49,709	$1,345
Loans held for investment	6,580	6,794	(214)

The Company elected to measure the loans held for sale and the loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio at fair value, to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.

The following table presents a reconciliation of the rate lock commitments which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	March 31,	December 31
	2017	2016
Balance, beginning of period	$528	$508
Net gains included in realized and unrealized gains on mortgage banking activity in noninterest income	159	20
Balance, end of period	$687	$528

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the three months ended March 31, 2017 and valuation losses of $83 thousand were recognized for the year ended December 31, 2016. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

There was one loan for $212 thousand that was originally classified as held for sale that was downgraded to non-accrual status in 2016 and no loans held for sale or held for investment 90 days or more past due at March 31, 2017 and December 31, 2016. Net loss from the changes included in earnings in fair value of loans held for sale was $254 thousand at March 31, 2017. Net gain from the changes included in earnings in fair value of loans held for investment was $21 thousand at March 31, 2017.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

March 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	1,544	-	-	1,544
Residential - junior lien	14	-	-	14
Commercial - owner occupied	739	-	-	739
Commercial - non-owner occupied	3,473	-	-	3,473
Commercial loans and leases	3,205	-	-	3,205
Consumer	-	-	-	-

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	778	-	-	778
Residential - junior lien	37	-	-	37
Commercial - owner occupied	509	-	-	509
Commercial - non-owner occupied	3,148	-	-	3,148
Commercial loans and leases	3,066	-	-	3,066
Consumer	95	-	-	95

At March 31, 2017 and December 31, 2016, OREO consisted of the outstanding balance of $5.0 million, less valuation allowance of $2.7 million. Related allowance on impaired loans was $640 thousand and $2.2 million at March 31, 2017 and December 31, 2016 respectively.

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

Long-term borrowing: Based on quoted market prices or, if quoted market price is not available, discounted cash flow analyses based on current incremental borrowing rates for similar types of instruments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	March 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$46,059	$46,059	$-	$46,059	$-
Held to maturity securities	8,750	8,810	-	-	8,810
Nonmarketable equity securities	2,943	2,943	-	2,943	-
Loans held for sale	35,666	35,666	-	35,666	-
Loans held for investment	1,933	1,933	-	1,933	-
Rate lock commitments	687	687	-	-	687
Loans and leases	838,652	840,467	-	-	840,467
Financial Liabilities
Deposits	851,972	852,932	-	852,932	-
Short-term borrowings	55,299	55,299	-	55,299	-
Long-term borrowings	9,029	9,036	-	9,036	-

	December 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$38,728	$38,728	$-	$38,728	$-
Held to maturity securities	6,250	6,584	-	-	6,584
Nonmarketable equity securities	5,103	5,103	-	5,103	-
Loans held for sale	51,054	51,054	-	51,054	-
Loans held for investment	6,580	6,580	-	6,580	-
Rate lock commitments	528	528	-	-	528
Loans and leases	808,516	813,981	-	-	813,981
Financial Liabilities
Deposits	808,734	809,703	-	809,703	-
Short-term borrowings	107,056	107,056	-	107,056	-
Long-term borrowings	20,517	20,554	-	20,554	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at March 31, 2017 and December 31, 2016 and our consolidated results of operations for the periods ended March 31, 2017 and March 31, 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Overview

Howard Bancorp, Inc. is the holding company for Howard Bank. Howard Bank was formed in 2004. Howard Bank’s business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to four-family residential loans. We plan to continue to focus both on commercial customers and our origination of one- to four-family residential mortgage loans going forward, maintaining our portfolio of mortgage lending and also selling select loans into the secondary markets.

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

On February 1, 2017, Howard Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by the Company to 2,760,000 shares and increased the amount of gross proceeds raised in the offering, before underwriting discounts and estimated expenses of the offering, to approximately $41.4 million.

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

Financial highlights during the three months ended March 31, 2017 are as follows:

•	Primarily as a result of the capital offering our total shareholders’ equity increased $40.2 million or 46.9%. As anticipated, all of our regulatory capital ratios increased dramatically as a result of the offering. We used $12.7 million of the approximately $38.4 million in net proceeds of the offering to pay off the loan to Raymond James Bank, N.A, and retained the remainder to provide funding for future growth.

•	Total assets increased $21.8 million or 2.1%.

•	Portfolio loans grew $24.4 million or 3.0%.

•	Deposits increased $43.2 million or 5.4%, and noninterest-bearing deposits increased by $61.5 million or 33.6%.

•	Net income available to common shareholders increased $663 thousand or 73.5% for the first three months of 2017 compared to the same period in 2016.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2017 and December 31, 2016 balance sheets is presented below.

General

Total assets increased $21.8 million, or 2.1%, to $1.048 billion at March 31, 2017 compared to $1.027 billion December 31, 2016. This asset growth consisted primarily of increases in our loan portfolio of $24.4 million, cash and cash equivalents of $9.1 million, and investment securities of $9.8 million, partially offset by declines in loans held for sale of $15.4 million and interest-bearing deposits with banks of $5.2 million. The asset growth was funded primarily from increases in customer deposits of $43.2 million. This deposit growth consisted of an increase in noninterest-bearing deposits of $61.5 million, partially offset by a decrease in interest-bearing deposits of $18.3 million. As a result of the significant growth in noninterest-bearing deposits as well as the proceeds from the common stock offering during the quarter ended March 31, 2017, the level of borrowings decreased $63.2 million compared to December 31, 2016.

Securities Available for Sale

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency and treasury securities, mortgage backed securities, and mutual fund investments in our securities portfolio, which are categorized as available for sale. The investment in mutual funds is a supplement to our community reinvestment program activities. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. At March 31, 2017 and December 31, 2016 we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $2.9 million and $5.1 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$41,358	$41,225	$34,584	$34,463
Treasuries	1,510	1,501	1,512	1,504
Mortgage-backed	1,357	1,299	1,366	1,298
Other investments	2,068	2,034	1,500	1,463
	$46,293	$46,059	$38,962	$38,728
Held to maturity
Corporate debentures	$8,750	$8,810	$6,250	$6,584

We had securities available for sale of $46.1 million and $38.7 million at March 31, 2017 and December 31, 2016, respectively, which were recorded at fair value. This represents an increase of $7.3 million, or 18.9%, from year-end 2016. Nearly $6.5 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements. We did not record any gains or losses on the sales or calls of securities for the three months ended March 31, 2017.

We had securities held to maturity of $8.8 million and $6.3 million at March 31, 2017 and December 31, 2016, respectively, which were recorded at amortized cost. This represents an increase of $2.5 million during the first quarter of 2017, consisting of additional investment in corporate debentures.

With respect to our portfolio of securities available for sale, the portfolio contained 22 securities with unrealized losses of $239 thousand and 12 securities with unrealized losses of $240 thousand at March 31, 2017 and December 31, 2016, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. Held to maturity securities were all in a gain position at March 31, 2017 and December 31, 2016.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased by $24.4 million, or 3.0%, to $845.9 million at March 31, 2017 from $821.5 million at December 31, 2016. At March 31, 2017, total loans and leases represented 80.7% of total assets, up slightly compared to 80.0% of total assets at December 31, 2016. Of all our loan categories, real estate loans registered the largest organic growth during the first quarter of 2017, increasing $16.7 million or 2.6% from December 31, 2016 levels. This growth consists of increases of $11.4 million in commercial mortgages and $6.1 million in construction and land loans, partially offset by an $809 thousand decline in residential real estate loans. Commercial loans and leases increased $8.1 million during the quarter as we continue to focus on the needs of small to mid-size businesses in our market area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$79,051	9.3%	$72,973	8.9%
Residential - first lien	191,997	22.7	195,032	23.7
Residential - junior lien	37,236	4.4	35,009	4.3
Total residential real estate	229,233	27.1	230,041	28.0
Commercial - owner occupied	149,871	17.7	134,213	16.3
Commercial - non-owner occupied	212,516	25.1	216,781	26.4
Total commercial real estate	362,387	42.8	350,994	42.7
Total real estate loans	670,671	79.3	654,008	79.6
Commercial loans and leases	170,855	20.2	162,715	19.8
Consumer loans	4,419	0.5	4,801	0.6
Total loans and leases	$845,945	100.0%	$821,524	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale decreased $15.4 million to $35.7 million at March 31, 2017 from $51.1 million at December 31, 2016. Although mortgage loan origination volumes continue to be strong, with $163.7 million in loans originated during the first quarter, the level of loans held for sale on our books has declined as we have expedited our internal processes to mitigate the risk of late settlement, while secondary mortgage investors are also purchasing these loans at a much faster pace than previously experienced.

Deposits

Deposits increased from $808.7 million at December 31, 2016 to $852.0 million at March 31, 2017, an increase of $43.2 million or 5.4%. Deposit increases during the quarter were as follows: noninterest-bearing demand deposits $61.5 million; interest-bearing demand deposits $6.4 million; savings accounts $1.3 million; and money market accounts $809 thousand. These increases were partially offset by a $26.8 million decrease in certificates of deposit.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	March 31, 2017		December 31, 2016

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$244,408	29%	$182,880	23%
Interest-bearing checking	68,955	8	62,538	8
Money market accounts	248,667	29	247,858	31
Savings	51,752	6	50,495	6
Certificates of deposit	238,189	28	264,963	32
Total deposits	$851,972	100%	$808,734	100%

A portion of the noninterest-bearing demand deposit growth resulted from one customer who sold their business and deposited the proceeds of over $25 million into the Bank. We do not expect all of these funds to remain with the Bank, and may experience a decline as these funds are disbursed. Excluding this one customer, however, we still experienced sizable growth in noninterest-bearing deposits of $36.1 million or 19.7% As a result of the significant demand deposit growth, coupled with more modest growth in other deposit categories and the proceeds of the capital raise, we intentionally allowed certificates of deposit levels to decline during the first quarter of 2017.

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, repurchase agreements, FHLB advances and a junior subordinated debenture assumed as part of our acquisition of Patapsco Bancorp, Inc. in 2015. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Howard Bancorp, issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of the Company upon our acquisition of Patapsco Bancorp. The capital securities are redeemable by the Company at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Our borrowings totaled $64.3 million at March 31, 2017 versus $127.6 million at December 31, 2016, reflecting a decrease of $63.2 million or 50%. Short-term borrowings at March 31, 2017 consisted of repurchase agreements of $12.5 million, master notes totaling $727 thousand, and nine short-term FHLB advances totaling $42.0 million. Long-term borrowing totaled $9.0 million at March 31, 2017, consisting of two long-term FHLB advances totaling $5.5 million and junior subordinated debt totaling $3.5 million, which is recorded at fair value.

Shareholders’ Equity

Total shareholders’ equity increased $40.2 million, or approximately 46.9%, from $85.8 million at December 31, 2016 to $126.0 million at March 31, 2017. As previously disclosed the increase in shareholders’ equity is primarily the result of the proceeds from our common stock offering that closed the first quarter of 2017.

As a result of this offering, the capital position increased dramatically. Total shareholders’ equity at March 31, 2017 represents a capital to asset ratio of 12.0%, compared to 8.4% at December 31, 2016. Book value per share was $12.91 at March 31, 2017 and $12.27 at December 31, 2016. Leverage ratio, Tier1 risk-based capital ratio and total risk-based capital ratio were 12.16%, 13.96% and 14.96%, respectively at March 31, 2017.

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

	Three months ended March 31,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$164,414	$1,629	4.02%	$161,493	$1,933	4.81%
Commercial real estate	354,303	4,171	4.77	311,015	3,843	4.97
Construction and land	75,405	880	4.73	69,907	827	4.76
Residential real estate	228,774	2,510	4.45	212,422	2,389	4.52
Consumer	4,640	69	6.01	4,152	69	6.67
Total loans and leases	827,536	9,259	4.54	758,989	9,061	4.80
Loans held for sale	22,571	202	3.63	45,310	392	3.48
Other earning assets [2]	60,441	121	0.81	30,463	33	0.44
Securities: [3]
U.S. Treasury	1,503	3	0.84	-	-	-
U.S Gov agencies	37,856	100	1.07	42,390	27	0.25
Mortgage-backed	1,300	9	2.69	51	1	4.30
Corporate debentures	7,633	117	6.24	3,000	54	7.24
Other investments	4,903	57	4.71	4,851	44	3.67
Total securities	53,195	286	2.18	50,292	126	1.01
Total earning assets	963,743	9,868	4.15	885,054	9,612	4.37
Cash and due from banks	8,570			6,838
Bank premises and equipment, net	20,011			20,879
Other assets	30,926			30,527
Less: allowance for credit losses	(6,379)			(5,008)
Total assets	$1,016,871			$938,290
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$63,395	37	0.24%	$54,613	$31	0.23%
Money market	248,588	256	0.42	235,202	252	0.43
Savings	50,942	17	0.14	53,418	18	0.14
Time deposits	251,773	574	0.92	234,625	474	0.81
Total interest-bearing deposits	614,698	884	0.58	577,858	775	0.54
Short-term borrowings	62,473	141	0.92	55,953	65	0.47
Long-term borrowings	15,465	92	2.41	34,281	129	1.51
Total interest-bearing funds	692,636	1,117	0.65	668,092	969	0.58
Noninterest-bearing deposits	208,760			171,212
Other liabilities and accrued expenses	4,985			6,779
Total liabilities	906,381			846,083
Shareholders' equity	110,490			92,207
Total liabilities & shareholders' equity	$1,016,871			$938,290
Net interest rate spread [4]		$8,751	3.50%		$8,643	3.79%
Effect of noninterest-bearing funds			0.18			0.14
Net interest margin on earning assets [5]			3.68%			3.93%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended March 31,
	2017 vs. 2016
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(304)	$(317)	$13
Commercial real estate	328	(150)	478
Construction and land	53	(4)	57
Residential real estate	121	(39)	160
Consumer	-	(7)	7
Loans held for sale	(190)	17	(207)
Taxable securities	160	145	15
Other earning assets	88	28	60
Total interest income	256	(327)	583

Interest paid on:
Savings deposits	(1)	-	(1)
Interest bearing checking	6	1	5
Money market accounts	4	(8)	12
Time deposits	100	65	35
Short-term borrowings	76	62	14
Long-term borrowings	(37)	76	(113)
Total interest expense	148	196	(48)
Net interest earned	$108	$(523)	$631

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the three months ended March 31, 2017 and March 31, 2016 is presented below.

General

Net income available to common shareholders increased $663 thousand, or 73.5%, to $1.6 million for the three months ended March 31, 2017 compared to $903 thousand for the three months ended March 31, 2016. The increase in net income available to common shareholders resulted from a $1.7 million increase in revenues (net interest income plus non-interest income) partially offset by an $824 thousand increase in noninterest expense. Net interest income growth benefited from our continued growth in assets and controlling the interest costs of funding, while the increases in noninterest income and operating expenses are attributable to continued organic business development initiatives.

Earnings per common share for the first three months of 2017 were $0.18 compared to $0.13 for the same period of 2016, representing a per share increase of 38%. The percentage increase in earnings per share was less than the percentage growth in net income because our average shares outstanding increased by over 1.8 million when comparing the first quarter of 2017 to the same period in 2016 as a result of our common stock offering during the first quarter of this year.

Interest Income

Interest income increased $256 thousand, or 2.7%, to $9.9 million for the three months ended March 31, 2017 compared to $9.6 million for the same period in 2016. Interest income and fees on portfolio loans increased $198 thousand for the first quarter compared to the same period in 2016, as average portfolio loans increased by $68.5 million or 9%, while the yield on the portfolio loans dropped by 26 basis points when comparing the two quarters. The decline in loan yields was primarily impacted by commercial loans, which decreased by 79 basis points as we introduced more variable rate loans into the portfolio. This increase in interest income on portfolio loans was mitigated by a decrease in the interest income on loans held for sale of $190 thousand resulting from a decrease in the average balance on loans held for sale of $22.7 million or 50% when comparing the first quarter of 2017 to the first quarter of 2016. As a result, total interest income on loans increased only $8 thousand when comparing the first quarter of 2017 to the same period of 2016. The remaining $248 thousand quarter over quarter increase in interest income resulted from increases in both the average balance of and average yield realized on our securities portfolio and other short-term investments.

Interest Expense

Interest expense increased $148 thousand, or 15.3%, to $1.1 million for the three months ended March 31, 2017, compared to $969 thousand for the same period in 2016. Interest expense on deposits increased by $109 thousand or 14% as a result of an increase in the average rate paid on interest-bearing deposits, primarily our time deposits, and, to a lesser extent, an increase in the average balance of our interest-bearing deposits for the first quarter of 2017 compared to the same period in 2016. In addition, our interest expense on borrowings increased by $39 thousand for the first quarter of 2017 compared to the first quarter of 2016 because of higher average interest rates on our borrowings, reflecting market changes in interest rates, partially offset by a decrease in the average balance of our long-term borrowings.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $108 thousand, or 1.3%, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $200 thousand for the three months ended March 31, 2017 compared to $385 thousand for the same period in 2016, a decrease of $185 thousand. The provision level for 2016 was impacted by the migration of acquired loans into our allowance for credit losses measurement process, as well as some specific provisions on individual loans. For 2017, the majority of all acquired loans were already incorporated into our allowance for credit losses adequacy measures. During the first quarter of 2017, the Company charged off two nonperforming loans, each of which had specific provisions held against them at December 31, 2016. After receiving updated valuations in the first quarter of 2017, the amount charged off during the first quarter of 2017 was less than the specific provisions maintained at December 31, 2016. Thus, even though we continued to experience organic loan growth, the lowering of the specific provisions, reflecting solid credit quality, resulted in a provision for the first quarter of 2017 that was less than the same period of the prior year.

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

Noninterest Income

Noninterest income was $4.5 million for the three months ended March 31, 2017 compared to $2.9 million for the three months ended March 31, 2016, a $1.6 million or 56.4% increase. Increases in our noninterest income continue to be primarily driven by growth in our mortgage banking activities. With $165 million in mortgage loans sold for the first quarter of 2017, compared to $122 million for the same period in 2016, the gains recorded on the sales of loans produced approximately $2.8 million in noninterest revenues for the first quarter of 2017 compared to $1.6 million for the first quarter of 2016. Similarly, loan fee income, the majority of which is mortgage related, increased $485 thousand quarter over quarter. In addition, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $48 thousand quarter over quarter, primarily as a result of the deposit growth we experienced during the 12 months ended March 31, 2017. Partially offsetting these increases was a $184 thousand loss on the sale of residential mortgages held in our portfolio loans that are carried at fair value. Changes in the value of this small portfolio generated a $701 thousand reduction in revenue for the fourth quarter of 2016 as a result of changes in market interest rates, so to reduce future volatility, the Company decided to reduce this portfolio and sold the majority of these loans during the first quarter of 2017, resulting in the loss recorded during the quarter.

Noninterest Expenses

Noninterest expenses increased $824 thousand or 8.5%, to $10.5 million for the three months ended March 31, 2017 from $9.7 million for the three months ended March 31, 2016. Comparing the three months ended March 31, 2017 to the three months ended March 31, 2016, compensation-related expenses increased $973 thousand or 21.2%. The primary driver of the increase in compensation and benefits was the expanded size and talent of our staff, in particular, the second and third quarter 2016 team lift-outs of lending and other business development professionals from other organizations. On the other hand, occupancy and equipment expenses decreased $552 thousand quarter over quarter. Included in the first quarter of 2016 were $430 thousand in occupancy costs relating to our decision to close three of our less active branch locations, for which there was no comparable expense in the 2017 period. Marketing and business development expenses increased $218 thousand or 30.0%, and data processing fees increased $109 thousand or 29.8%, as a result of our expanding market presence and new products initiatives. Loan production expense, which includes costs related to originating and closing loans, including both loans placed in our portfolio and loans held for sale, increased $107 thousand or 13.1% quarter over quarter as a result of the greater number of loans originated during the three months ended March 31, 2017 compared to the same period in 2016.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. When in the best interests of the Bank and the customer, we will do a troubled debt restructuring with respect to a particular loan. When not possible, we are aggressively moving loans through the legal and foreclosure process within applicable legal constraints.

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

	March 31,	December 31,
(in thousands)	2017	2016
Non-accrual loans:
Real estate loans:
Residential - first lien	$1,259	$491
Residential - junior lien	14	37
Commercial	2,140	1,584
Commercial and leases	3,343	4,624
Consumer	-	167
Total non-accrual loans	6,756	6,903
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	292	294
Commercial	2,073	2,073
Commercial and leases	169	183
Total accruing troubled debt restructured loans	2,659	2,675
Total non-performing loans	9,415	9,578
Other real estate owned:
Land	1,220	1,220
Commercial	1,130	1,130
Total other real estate owned	2,350	2,350
Total non-performing assets	$11,765	$11,928
Ratios:
Non-performing loans to total gross loans	1.11%	1.17%
Non-performing assets to total assets	1.12%	1.16%

Included in non-accrual loans at March 31, 2017 are three troubled debt restructured loans (“TDRs”) totaling $1.3 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were four TDRs totaling $2.6 million performing subject to their modified terms at March 31, 2017. There were no additional loans restructured during the first three months of 2017. At March 31, 2017, loans and leases 90 days or more past due and still accruing interest consisted of:

•	Commercial real estate owner occupied loans totaling $276 thousand.
•	Commercial real estate non-owner occupied loans totaling $302 thousand.
•	A Commercial lease in the amount of $5 thousand.

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

Nonperforming assets amounted to $11.8 million, or 1.12% of total assets, at March 31, 2017 compared to $11.9 million, or 1.16% of total assets, at December 31, 2016. Total nonperforming assets decreased $163 thousand during the first quarter of 2017.

The composition of our nonperforming assets at March 31, 2017 is further described below:

Non-Accrual Loans:

•	Five residential first lien loans totaling $1.3 million, one with a specific reserve of $7 thousand.
•	Three residential junior lien loans totaling $14 thousand.
•	Three commercial owner occupied loans totaling $739 thousand.
•	Seven commercial non-owner occupied loans totaling $1.4 million, four of which represent one relationship.
•	27 commercial loans totaling $3.3 million, seven with a Small Business Administration (“SBA”) guarantee and seven that include specific aggregate reserves of $633 thousand.
•	One consumer loan with a balance of less than $1 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $292 thousand.
•	One non-owner occupied commercial real estate loan in the amount of $2.1 million.
•	One commercial loan in the amount of $169 thousand.

Other Real Estate Owned:

•	One office condominium in Prince George’s County, Maryland.
•	Several parcels of unimproved land in Baltimore County, Maryland.
•	One commercial building in Carroll County, Maryland.
•	One commercial building in Sussex County, Delaware.
•	Several lots of non-residential property in Anne Arundel County, Maryland.

We had OREO of $2.4 million at both March 31, 2017 and December 31, 2016. Cost relating to OREO recorded in noninterest expenses were $24 thousand and $14 thousand for the three months ended March 31, 2017 and 2016, respectively. There was no valuation allowance recorded in either period as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount.

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

At March 31, 2017 and December 31, 2016, impaired loans were $9.7 million and $9.9 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.8 million at March 31, 2017 and $3.8 million at December 31, 2016, with the reduction primarily driven by the charge-off of two commercial loans each of which had specific reserves held against them at December 31, 2016. As noted in the table below, the amount charged off on these two commercial loans totaled $1.1 million. The amount of impaired loans without a specific valuation allowance totaled $7.9 million and $6.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2017	December 31, 2016
Balance at beginning of year	$6,428	$4,869
Charge-offs:
Real estate
Construction and land loans	-	(216)
Residential first lien loans	(50)	-
Residential junior lien loans	(23)	-
Commercial owner occupied loans	-	(191)
Commercial non-owner occupied loans	-	-
Commercial loans and leases	(1,112)	(234)
Consumer loans	(108)	(20)
	(1,293)	(661)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	-
Residential junior lien loans	-	-
Commercial owner occupied loans	-	40
Commercial non-owner occupied loans	1	5
Commercial loans and leases	12	101
Consumer loans	12	37
	25	183
Net charge-offs	(1,268)	(478)
Provision for credit losses	200	2,037
Balance at end of year	$5,360	$6,428

Net charge-offs to average loans and leases	0.15%	0.06%

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

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$534	9.4%	$511	8.9%
Residential first lien loans	504	22.7	454	23.7
Residential junior lien loans	99	4.4	89	4.3
Commercial owner occupied loans	395	17.7	327	16.3
Commercial non-owner occupied loans	1,098	25.1	1,120	26.4
Commercial loans and leases	2,661	20.2	3,800	19.8
Consumer loans	69	0.5	127	0.6
Total	$5,360	100.0%	$6,428	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2017 and December 31, 2016. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

•	Expected loan demand;
•	Expected deposit flows and borrowing maturities;
•	Yields available on interest-earning deposits and securities; and
•	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017 and December 31, 2016, cash and cash equivalents totaled $48.5 million and $39.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2017 and December 31, 2016, we had $143.4 million and $127.1 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $49.0 million and $46.2 million at March 31, 2017 and December 31, 2016, respectively, and $94.4 million and $80.9 million in unused lines of credit to borrowers at March 31, 2017 and December 31, 2016, respectively. In addition to commitments to originate loans and unused lines of credit we had $11.2 million and $9.7 million in letters of credit at March 31, 2017 and December 31, 2016, respectively. Certificates of deposit due within one year of March 31, 2017 totaled $123.0 million, or 14.4% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the three months ended March 31, 2017, and 2016 cash used to fund net loan growth was $25.6 million and $14.1 million. respectively. During the first quarter of 2017 we utilized cash to purchase additional securities totaling $20.4 million while receiving $10.5 million as a result of securities maturing. For the same period in 2016 we purchase additional securities totaling $40.5 million and we received $20.0 in security maturities. Additionally, in 2017 we received $5.2 million in cash from the maturities of interest bearing deposits with banks.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $43.2 million during the three months ended March 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $47.5 million at March 31, 2017 compared to $100.0 million at December 31, 2016. At March 31, 2017, we had the ability to borrow up to a total of $248.7 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017 and December 31, 2016, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2017 and December 31, 2016 are as follows:

(in thousands)	March 31, 2017	December 31, 2016

Unfunded loan commitments	$48,990	$46,194
Unused lines of credit	94,406	80,876
Letters of credit	11,216	9,660

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at March 31, 2017 or December 31, 2016 as a liability for credit loss related to these commitments.

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

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.	Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017.

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

HOWARD BANCORP, INC.
(Registrant)

May 10, 2017	/s/ Mary Ann Scully

Date	MARY ANN SCULLY
PRESIDENT AND CEO

May 10, 2017	/s/ George C. Coffman

Date	GEORGE C. COFFMAN
EVP AND CFO

