Form 10-Q
period 2017-06-30
Howard Bancorp Inc
filed 2017-08-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if an accelerated filer)	Smaller reporting company ☐
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

The number of outstanding shares of common stock outstanding as of July 31, 2017.

Common Stock, $0.01 par value – 9,807,192 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers as well to originate residential real estate loans and maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	statement regarding our anticipation that a restricted land development loan will be fully repaid;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	future cash requirements relating to commitments to extend credit; and
•	the expected impact of recent accounting pronouncements.

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

PART I

Item 1.    Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$41,536	$29,675
Federal funds sold	294	9,691
Total cash and cash equivalents	41,830	39,366
Interest bearing deposits with banks	9,633	19,513
Securities available-for-sale, at fair value	52,151	38,728
Securities held-to-maturity, at amortized cost	9,250	6,250
Nonmarketable equity securities	5,196	5,103
Loans held for sale, at fair value	53,872	51,054
Loans and leases, net of unearned income	880,137	821,524
Allowance for credit losses	(5,385)	(6,428)
Net loans and leases	874,752	815,096
Bank premises and equipment, net	19,599	20,080
Goodwill	603	603
Core deposit intangible	1,977	2,248
Bank owned life insurance	28,216	21,371
Other real estate owned	2,135	2,350
Interest receivable and other assets	5,108	5,195
Total assets	$1,104,322	$1,026,957
LIABILITIES
Noninterest-bearing deposits	$215,124	$182,880
Interest-bearing deposits	639,585	625,854
Total deposits	854,709	808,734
Short-term borrowings	109,770	107,056
Long-term borrowings	6,541	20,517
Deferred tax liability	520	360
Accrued expenses and other liabilities	4,394	4,500
Total liabilities	975,934	941,167
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 9,796,103 shares at June 30, 2017 and 6,991,072 at December 31, 2016	98	70
Capital surplus	109,956	71,021
Retained earnings	18,453	14,849
Accumulated other comprehensive loss	(119)	(150)
Total stockholders’ equity	128,388	85,790
Total liabilities and stockholders’ equity	$1,104,322	$1,026,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands, except share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$19,742	$18,800	$10,281	$9,346
Interest and dividends on securities	626	301	340	176
Other interest income	208	64	87	31
Total interest income	20,576	19,165	10,708	9,553
INTEREST EXPENSE
Deposits	1,825	1,667	941	892
Short-term borrowings	336	210	195	145
Long-term borrowings	167	270	75	141
Total interest expense	2,328	2,147	1,211	1,178
NET INTEREST INCOME	18,248	17,018	9,497	8,375
Provision for credit losses	540	900	340	515
Net interest income after provision for credit losses	17,708	16,118	9,157	7,860
NONINTEREST INCOME
Service charges on deposit accounts	454	323	246	163
Realized and unrealized gains on mortgage banking activity	5,968	4,137	3,167	2,587
(Loss) gain on the sale of portfolio loans	(179)	652	5	652
Loss on the disposal of furniture, fixtures & equipment	-	(69)	-	(69)
Income from bank owned life insurance	345	305	200	154
Loan fee income	2,673	1,634	1,412	858
Other operating income	490	440	262	225
Total noninterest income	9,751	7,422	5,292	4,570
NONINTEREST EXPENSE
Compensation and benefits	11,620	9,454	6,063	4,870
Occupancy and equipment	2,096	2,563	1,034	949
Amortization of core deposit intangible	271	353	136	176
Marketing and business development	2,126	1,611	1,185	888
Professional fees	840	1,023	417	665
Data processing fees	956	749	480	381
FDIC Assessment	293	405	76	198
Other real estate owned expense	77	83	77	83
Loan production expense	1,880	1,578	950	755
Other operating expense	1,556	1,718	797	896
Total noninterest expense	21,715	19,537	11,215	9,861
INCOME BEFORE INCOME TAXES	5,744	4,003	3,234	2,569
Income tax expense	2,140	1,402	1,196	928
NET INCOME	$3,604	$2,601	$2,038	$1,641
Preferred stock dividends	-	166	-	109
Net income available to common stockholders	$3,604	$2,435	$2,038	$1,532
NET INCOME PER COMMON SHARE
Basic	$0.39	$0.35	$0.21	$0.22
Diluted	$0.39	$0.35	$0.21	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$3,604	$2,601	$2,038	$1,641
Other comprehensive income
Investments available-for-sale:
Unrealized holding gains	48	89	48	33
Related income tax expense	(17)	(30)	(17)	(7)
Comprehensive income	$3,635	$2,660	$2,069	$1,667

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/(loss)	Total

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	2,601	-	2,601
Net unrealized gain on securities	-	-	-	-	-	59	59
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Issuance of common stock:
Director stock awards	-	4,004	-	50	-	-	50
Exercise of options	-	1,740	-	19	-	-	19
Stock-based compensation	-	10,334	-	168	-	-	168
Balances at June 30, 2016	$-	6,978,217	$70	$70,824	$12,147	$27	$83,068

Balances at January 1, 2017	$-	6,991,072	$70	$71,021	$14,849	$(150)	$85,790
Net income	-	-	-	-	3,604	-	3,604
Net unrealized gain on securities	-	-	-	-	-	31	31
Issuance of common stock:
Common stock offering	-	2,760,000	28	38,355	-	-	38,383
Director stock awards	-	6,604	-	110	-	-	110
Exercise of options	-	19,759	-	234	-	-	234
Stock-based compensation	-	18,668	-	236	-	-	236
Balances at June 30, 2017	$-	9,796,103	$98	$109,956	$18,453	$(119)	$128,388

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,604	$2,601
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	540	900
Deferred income tax	142	(219)
Provision for other real estate owned	96	83
Depreciation	665	613
Stock-based compensation	346	218
Net accretion (amortization) of investment securities	30	(14)
Net amortization of discount on purchased loans	(354)	(320)
Loss on disposal of furniture, fixtures & equipment	-	69
Net amortization of intangible asset	271	353
Loans originated for sale	(326,920)	(251,674)
Proceeds from sale of loans originated for sale	330,070	254,478
Realized and unrealized gains on mortgage banking activity	(5,968)	(4,137)
Gain on sales of other real estate owned, net	(19)	-
Loss (gain) on sales of loans, net	179	(652)
Cash surrender value of BOLI	(345)	(305)
Increase in interest receivable	(67)	(340)
Increase in interest payable	51	21
Decrease in other assets	62	221
Decrease in other liabilities	(155)	(1,161)
Net cash provided by operating activities	2,228	735
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	9,880	-
Purchases of investment securities available-for-sale	(27,925)	(54,036)
Purchases of investment securities held-to-maturity	(3,000)	(250)
Proceeds from sale/maturities of investment securities available-for-sale	14,520	46,018
Net increase in loans and leases outstanding	(63,780)	(38,031)
Purchase of bank owned life insurance	(6,500)	(2,200)
Proceeds from the sale of other real estate owned	138	-
Proceeds from the sale of portfolio loans	3,759	2,085
Purchase of premises and equipment	(184)	(399)
Net cash used in investing activities	(73,092)	(46,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	45,975	50,710
Net increase (decrease) in short-term borrowings	2,713	(6,974)
Proceeds from issuance of long-term debt	-	21,519
Repayment of long-term debt	(13,977)	(12,000)
Net proceeds from issuance of common stock, net of cost	38,617	19
Redemption of preferred stock	-	(12,562)
Cash dividends on preferred stock	-	(166)
Net cash provided by financing activities	73,328	40,546

Net increase (decrease) in cash and cash equivalents	2,464	(5,532)
Cash and cash equivalents at beginning of period	39,366	38,340
Cash and cash equivalents at end of period	$41,830	$32,808
SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,277	$2,127
Cash payments for income taxes	1,930	925

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the stockholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the stockholders of the Bank became the stockholders of Bancorp. The Bank has seven subsidiaries, six of which are intended to hold foreclosed real estate (three of which are inactive) and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

On May 6, 2016, Bancorp redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A., which was for a one-year period, with interest only payments based upon 30 day LIBOR plus 300 basis points. This debt was repaid on February 1, 2017 from a portion of the proceeds of the stock offering described below.

On February 1, 2017, Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by Bancorp to 2,760,000 shares and increased the amount of gross proceeds raised in the offering, before underwriting discounts and expenses of the offering, to approximately $41.4 million.

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

Loans Held For Sale

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

The Company has elected to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet. Loans held for sale that are not ultimately sold, but instead are placed into the Bank’s portfolio, are reclassified as loans held for investment and continue to be recorded at fair value.

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

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on their balance sheet and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company leases certain properties under operating leases that will result in recognition on the Company’s balance sheet. At June 30, 2017, the Company had contractual operating lease commitments of approximately $10.1 million, before considering any renewal options.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt using the full retrospective transition method for all periods presented, or modified retrospective method where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company is evaluating the impact of guidance in this update, including method of implementation, but does not believe it will have a material impact on its consolidated financial statements. The Company’s revenue stream within the scope of ASU No. 2014-09 is primarily from service charges on deposit accounts. The Company is currently planning the use a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption.

Note 2: Investment Securities

The Company holds securities classified as available-for-sale and held-to-maturity.

The amortized cost and estimated fair values of investment securities are as follows:

(in thousands)	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$47,414	$7	$125	$47,296	$34,584	$5	$126	$34,463
Treasuries	1,508	-	9	1,499	1,512	-	8	1,504
Mortgage-backed	1,346	1	36	1,311	1,366	1	69	1,298
Other investments	2,068	-	23	2,045	1,500	-	37	1,463
	$52,336	$8	$193	$52,151	$38,962	$6	$240	$38,728
Held to maturity
Corporate debentures	$9,250	$82	$-	$9,332	$6,250	$334	$-	$6,584

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 are presented below:

June 30, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$44,302	$119	$995	$6	$45,297	$125
Treasuries	1,499	9	-	-	1,499	9
Mortgage-backed	1,291	36	-	-	1,291	36
Other investments	2,000	23	-	-	2,000	23
	$49,092	$187	$995	$6	$50,087	$193

December 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$17,492	$126	$-	$-	$17,492	$126
Treasuries	1,501	8	-	-	1,501	8
Mortgage-backed	1,273	69	-	-	1,273	69
Other investments	1,463	37	-	-	1,463	37
	$21,729	$240	$-	$-	$21,729	$240

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 29 securities with unrealized losses and 12 securities with unrealized losses at June 30, 2017 and December 31, 2016, respectively.

An impairment loss is recognized in earnings if any of the following are true: (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred tax.

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

(in thousands)	June 30, 2017		December 31, 2016
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$15,577	$15,554	$16,988	$16,993
After one through five years	33,355	33,251	19,120	18,985
After five through ten years	9,259	9,341	6,262	6,596
After ten years	3,395	3,337	2,842	2,738
	$61,586	$61,483	$45,212	$45,312

At June 30, 2017 and December 31, 2016, $23.2 million and $26.8 million in fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of stockholders’ equity at June 30, 2017.

Note 3: Loans and Leases

The Company originates loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2017 and December 31, 2016 are presented in the following table:

(in thousands)	June 30, 2017	% of Total	December 31, 2016	% of Total
Real estate
Construction and land	$82,966	9.4%	$72,973	8.9%
Residential - first lien	196,392	22.3	195,032	23.7
Residential - junior lien	38,873	4.4	35,009	4.3
Total residential real estate	235,265	26.7	230,041	28.0
Commercial - owner occupied	154,584	17.6	134,213	16.3
Commercial - non-owner occupied	219,263	24.9	216,781	26.4
Total commercial real estate	373,847	42.5	350,994	42.7
Total real estate loans	692,078	78.6	654,008	79.6
Commercial loans and leases	183,537	20.9	162,715	19.8
Consumer	4,522	0.5	4,801	0.6
Total loans	$880,137	100.0%	$821,524	100.0%

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the six months ended June 30, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

(in thousands)	June 30, 2017	June 30, 2016
Balance at beginning of period	$60	$335
Accretion of fair value discounts	(53)	(186)
Balance at end of period	$7	$149

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At June 30, 2017	$1,343	$862
At December 31, 2016	1,695	1,023
At June 30, 2016	2,199	1,294
At December 31, 2015	3,105	1,708

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information, by the respective loan portfolio segment, about the activity in the allowance for credit losses for the three and six month periods ended June 30, 2017 and 2016:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(132)	(31)	-	-	(1,366)	(108)	(1,637)
Recoveries	-	-	1	-	3	28	22	54
Provision for credit losses	51	221	52	74	53	28	61	540
Ending balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385
Three months ended:
Beginning balance	$534	$504	$99	$395	$1,098	$2,661	$69	$5,360
Charge-offs	-	(82)	(8)	-	-	(254)	-	(344)
Recoveries	-	-	1	-	2	16	10	29
Provision for credit losses	28	121	19	6	76	67	23	340
Ending balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	-	-	-	-	-	(66)	(11)	(77)
Recoveries	-	-	-	-	3	26	23	52
Provision for credit losses	183	65	23	269	110	229	21	900
Ending balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744
Three months ended:
Beginning balance	$362	$349	$56	$543	$838	$3,043	$65	$5,256
Charge-offs	-	-	-	-	-	(59)	-	(59)
Recoveries	-	-	-	-	1	17	14	32
Provision for credit losses	86	16	14	35	2	282	80	515
Ending balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744

The following table provides additional information on the allowance for credit losses at June 30, 2017 and December 31, 2016:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$6	$-	$-	$-	$538	$-	$544
collectively evaluated for impairment	562	537	111	401	1,176	1,952	102	4,841
Loans:
Ending balance	$82,966	$196,392	$38,873	$154,584	$219,263	$183,537	$4,522	$880,137
individually evaluated for impairment	125	1,795	196	508	3,660	3,118	-	9,402
collectively evaluated for impairment	82,841	194,597	38,677	154,076	215,603	180,419	4,522	870,735

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$7	$-	$-	$-	$2,076	$72	$2,155
collectively evaluated for impairment	511	447	89	327	1,120	1,724	55	4,273
Loans:
Ending balance	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524
individually evaluated for impairment	125	785	37	509	3,148	5,142	167	9,913
collectively evaluated for impairment	72,848	194,247	34,972	133,704	213,633	157,573	4,634	811,611

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$82,966	$194,605	$38,677	$154,076	$215,513	$179,517	$4,522	$869,876
Special mention	-	-	-	-	-	-	-	-
Substandard	-	1,549	196	508	3,750	2,804	-	8,807
Doubtful	-	238	-	-	-	1,216	-	1,454
Total	$82,966	$196,392	$38,873	$154,584	$219,263	$183,537	$4,522	$880,137

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$72,973	$193,748	$34,972	$133,704	$212,765	$157,567	$4,634	$810,363
Special mention	-	-	-	-	-	524	-	524
Substandard	-	793	-	-	2,941	-	-	3,734
Doubtful	-	491	37	509	1,075	4,624	167	6,903
Total	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$82,966	$194,181	$38,509	$154,076	$215,603	$179,658	$4,521	$869,514
Accruing loans past due:
31-59 days past due	-	240	168	-	-	223	-	631
60-89 days past due	-	390	-	-	-	789	1	1,180
Greater than 90 days past due	-	77	-	-	-	-	-	77
Total past due	-	707	168	-	-	1,012	1	1,888

Non-accrual loans	-	1,504	196	508	3,660	2,867	-	8,735

Total loans	$82,966	$196,392	$38,873	$154,584	$219,263	$183,537	$4,522	$880,137

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$72,775	$191,216	$34,634	$133,638	$212,537	$157,464	$4,631	$806,895
Accruing loans past due:
31-59 days past due	-	2,653	334	66	466	593	1	4,113
60-89 days past due	197	374	4	-	-	34	1	610
Greater than 90 days past due	1	298	-	-	2,703	-	1	3,003
Total past due	198	3,325	338	66	3,169	627	3	7,726

Non-accrual loans	-	491	37	509	1,075	4,624	167	6,903

Total loans	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

Total loans either in non-accrual status or in excess of 90 days delinquent and still accruing totaled $8.8 million or 1.0% of total loans outstanding and $9.9 million or 1.2% of total loans outstanding at June 30, 2017 and December 31, 2016, respectively.

The impaired loans at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$1,795	$196	$508	$3,660	$3,118	$-	$9,402
With an allowance recorded	-	210	-	-	-	1,582	-	1,792
With no related allowance recorded	125	1,585	196	508	3,660	1,536	-	7,610
Related allowance	-	6	-	-	-	538	-	544
Unpaid principal	125	1,835	196	509	3,677	4,729	-	11,071
Six months ended:
Average balance of impaired loans	125	1,870	196	519	3,681	5,335	-	11,726
Interest income recognized	3	15	3	-	39	55	-	115
Three months ended:
Average balance of impaired loans	125	1,866	196	519	3,679	5,881	-	12,266
Interest income recognized	2	8	-	-	1	25	-	36

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$785	$37	$509	$3,148	$5,142	$167	$9,913
With an allowance recorded	-	214	-	-	-	3,477	140	3,831
With no related allowance recorded	125	571	37	509	3,148	1,665	27	6,082
Related allowance	-	7	-	-	-	2,076	72	2,155
Unpaid principal	125	1,323	38	509	3,286	5,694	174	11,149

	June 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Six months ended:
Average balance of impaired loans	$-	$696	$-	$637	$3,596	$12,063	$148	$17,140
Interest income recognized	-	20	-	-	8	177	1	206
Three months ended:
Average balance of impaired loans	$-	$695	$-	$634	$3,592	$11,927	$147	$16,995
Interest income recognized	-	16	-	-	8	99	1	124

Included in the total impaired loans above were non-accrual loans of $8.7 million and $6.9 million at June 30, 2017 and December 31, 2016, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $258 thousand and $252 thousand for the first six months of 2017 and 2016, respectively.

The following table outlines the acquired impaired loans at June 30, 2017 and December 31, 2016:

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$459	$996	$-	$1,455
Non-Accretable adjustment	-	-	-	-	-	434	-	434
Cash flow expected	-	-	-	-	459	562	-	1,021
Accretable yield	-	-	-	-	17	7	-	24
Loan receivable	$-	$-	$-	$-	$442	$555	$-	$997

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$-	$38	$-	$38
Non-Accretable adjustment	-	-	-	-	-	38	-	38
Cash flow expected	-	-	-	-	-	-	-	-
Accretable yield	-	-	-	-	-	-	-	-
Loan receivable	$-	$-	$-	$-	$-	$-	$-	$-

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$466	$-	$-	$466
Non-Accretable adjustment	-	-	-	-	-	-	-	-
Cash flow expected	-	-	-	-	466	-	-	466
Accretable yield	-	-	-	-	18	-	-	18
Loan receivable	$-	$-	$-	$-	$448	$-	$-	$448

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$619	$1,777	$-	$2,396
Non-Accretable adjustment	-	-	-	-	125	486	-	611
Cash flow expected	-	-	-	-	494	1,291	-	1,785
Accretable yield	-	-	-	-	13	65	-	78
Loan receivable	$-	$-	$-	$-	$481	$1,226	$-	$1,707

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

TDRs at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	210	1	291	501
Commercial - non-owner occupied	2	2,667	-	-	2,667
Commercial loans and leases	1	514	1	156	670
	4	$3,391	3	$572	$3,963

	December 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	214	1	294	508
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	913	1	183	1,096
Consumer	1	140	-	-	140
	4	$1,861	4	$2,675	$4,536

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	June 30, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	6	210	291	501
Commercial RE - non-owner occupied
Rate modification	-	2,667	-	2,667
Commercial loans
Forbearance	-	514	156	670
Total troubled debt restructure loans	$6	$3,391	$572	$3,963

	December 31, 2016
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	214	294	508
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Extension or other modification	913	913	183	1,096
Consumer
Extension or other modification	72	140	-	140
Total troubled debt restructure loans	$992	$1,861	$2,675	$4,536

There were no new loans restructured during the six months ended June 30, 2017, however, there were four loans totaling $1.4 million restructured in 2016 consisting of the following:

•	One commercial loan in the amount of $183 thousand for which the Bank extended the maturity and allowed for a principal and interest payment over time.
•	One land development loan in the amount of $125 thousand that included a paydown from the guarantor, partial debt forgiveness by the Bank and a reduction of the interest rate on the remaining balance of the loan, which the Bank anticipates will be fully repaid.
•	One residential first lien mortgage in the amount of $214 thousand that was restructured with an extension of the original term.
•	A $913 thousand commercial loan, which was restructured through a forbearance agreement that deferred payments.

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

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the six months ended June 30, 2017 there were no TDRs that subsequently defaulted within twelve months of their modification dates. There was one consumer loan restructured in 2015 in the amount of $150 thousand that defaulted during the first three months of 2017. Additionally, there was one restructured credit the status of which changed from performing to non-performing during the second quarter 2017.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2017 and 2016 there were additional allowances recorded of $96 thousand and $83 thousand, respectively, as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. For the six months ended June 30, 2017 and 2016 there were no new loans transferred from loans to OREO. The Company sold two properties held as OREO during the second quarter of 2017 for a net gain totaling $19 thousand. There were no such properties sold during the same period of 2016. The Company held no residential first lien loans in OREO at either June 30, 2017 or December 31, 2016. At June 30, 2017 there were two residential first lien loans totaling $458 thousand in the process of foreclosure, and no residential first lien loans in the process of foreclosure at December 31, 2016.

Note 5: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at June 30, 2017 and December 31, 2016.

(in thousands)
Goodwill
Banking	$603

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	June 30, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,563	$1,977	6.11

	December 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,292	$2,248	6.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2017	$234
2018	396
2019	314
2020	269
2021	258
Thereafter	506
Total amortizing intangible assets	$1,977

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	June 30, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$215,124	25%	$182,880	23%
Interest-bearing checking	69,031	8	62,538	8
Money market accounts	272,917	32	247,858	31
Savings	54,262	6	50,495	6
Certificates of deposit	243,375	29	264,963	32
Total deposits	$854,709	100%	$808,734	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2017 and 2016, Bancorp issued 6,604 and 4,004 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first six months of 2017 or the year ended December 31, 2016. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	123,593	$12.36	137,463	$12.30
Granted	-	-	-	-
Exercised	(19,759)	11.86	(3,020)	11.64
Forfeited	(65,039)	13.95	(10,850)	11.77
Balance at period end	38,795	$10.03	123,593	$12.36
Exercisable at period end	38,795	$10.03	123,593	$12.36
Weighted average fair value of options
granted during the year		$-		$-

The cash received from the exercise of stock options during the six months ended June 30, 2017 was $234 thousand, compared to $19 thousand for the first half of 2016. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $19.25 at June 30, 2017, the options outstanding had an aggregate intrinsic value of $381 thousand. At December 31, 2016, based upon fair market value of $15.10, the outstanding options outstanding had an aggregate intrinsic value of $338 thousand.

Restricted Stock

In the second quarter of 2013, 50,000 shares of restricted stock were granted, with 30,000 of the shares subject to a three year vesting schedule with one-third of the shares vesting each year on the grant date anniversary. The remaining 20,000 awarded shares also are subject to a three year vesting schedule, however, they only vest if certain annual performance measures are satisfactorily achieved.

The following table presents a summary of the activity in the Company’s restricted stock for the periods ended:

	December 31, 2016
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Balance at January 1,	8,330	$6.92
Granted	-	-
Vested	(8,330)	6.92
Forfeited	-	-
Balance at period end	-	$-

At June 30, 2017, there were no restricted stock awards granted or outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

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

For the first half of 2017, 5,000 RSUs were granted subject to a three year vesting schedule. The Company granted 27,000 RSUs during 2016, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	65,491	$13.23	74,828	$13.21
Granted	5,000	10.81	27,000	12.91
Vested	(18,668)	12.43	(17,838)	12.95
Forfeited	-	-	(18,499)	12.96
Balance at period end	51,823	$13.28	65,491	$13.23

At June 30, 2017, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $468 thousand. This expense is expected to be recognized through 2019.

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

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$236	$168	$149	$90
Director compensation paid in stock	$110	$50	$66	$17

Note 8: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $381 thousand and $312 thousand, respectively, for the six months ended June 30, 2017 and 2016. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $141 thousand and $121 thousand, respectively, for the six month periods and $67 thousand and $61 thousand, respectively, for the three month periods ending June 30, 2017 and 2016.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$3,604	$2,601	$2,038	$1,641
Preferred stock dividends	-	(166)	-	(109)
Net income available to common stockholders (numerator)	$3,604	$2,435	$2,038	$1,532
BASIC
Basic average common shares outstanding (denominator)	9,295,777	6,963,199	9,779,772	6,970,876
Basic income per common share	$0.39	$0.35	$0.21	$0.22
DILUTED
Average common shares outstanding	9,295,777	6,963,199	9,779,772	6,970,876
Dilutive effect of common stock equivalents	39,373	93,083	42,393	90,991
Diluted average common shares outstanding (denominator)	9,335,150	7,056,282	9,822,165	7,061,867
Diluted income per common share	$0.39	$0.35	$0.21	$0.22

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	75,711	-	79,911

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

There are two main categories of capital under the regulatory capital guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations set by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of June 30, 2017 and December 31, 2016, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total capital
(to risk-weighted assets)
Howard Bank	$120,413	12.89%	$74,726	8.00%	$93,408	10.00%
Howard Bancorp	$134,600	14.34%	$75,112	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$115,064	12.32%	$42,034	4.50%	$60,715	6.50%
Howard Bancorp	$125,721	13.39%	$42,251	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$115,064	12.32%	$56,045	6.00%	$74,726	8.00%
Howard Bancorp	$125,721	13.39%	$56,334	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$115,064	10.79%	$42,669	4.00%	$53,336	5.00%
Howard Bancorp	$125,721	11.78%	$42,686	4.00%	N/A
As of December 31, 2016:
Total capital
(to risk-weighted assets)
Howard Bank	$94,696	11.02%	$68,722	8.00%	$85,902	10.00%
Howard Bancorp	$93,278	10.83%	$68,903	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$88,267	10.28%	$38,656	4.50%	$55,836	6.50%
Howard Bancorp	$83,643	9.71%	$38,758	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$51,541	6.00%	$68,722	8.00%
Howard Bancorp	$83,643	9.71%	$51,677	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$88,267	8.82%	$40,022	4.00%	$50,027	5.00%
Howard Bancorp	$83,643	8.36%	$40,030	4.00%	N/A

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

On May 6, 2016, after receiving all required regulatory approvals, Bancorp redeemed the 12,562 shares of Series AA Preferred Stock for $12,562,000 in accordance with its terms. Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock. This debt was repaid on February 1, 2017.

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

Recurring Fair Value Measurements

Except for one privately held equity investment, all other classes of investment securities available for sale are recorded at fair value using an industry-wide valuation service and therefore fall into a Level 2 of the fair value hierarchy. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, proprietary models, descriptive terms and conditions databases, and quality control programs. The privately held equity investment utilizes peer market information to estimate the unobservable inputs and then these inputs are applied to the asset.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

June 30, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$47,296	$-	$47,296	$-
U.S. Government treasuries	1,499	-	1,499	-
Mortgage-backed securities	1,311	-	1,311	-
Other investments	2,045	-	1,977	68
Loans held for sale	53,872	-	53,872	-
Loans held for investment	1,753	-	1,753	-
Rate lock commitments	586	-	-	586

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$34,463	$-	$34,463	$-
U.S. Government treasuries	1,504	-	1,504	-
Mortgage-backed securities	1,298	-	1,298	-
Other investments	1,463	-	1,463	-
Loans held for sale	51,054	-	51,054	-
Loans held for investment	6,580	-	6,580	-
Rate lock commitments	528	-	-	528

Assets under fair value option:

June 30, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$53,872	$52,260	$1,612
Loans held for investment	1,753	1,695	58

December 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,054	$49,709	$1,345
Loans held for investment	6,580	6,794	(214)

The Company elected to measure the loans held for sale and the loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio at fair value, to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	June 30,	December 31
	2017	2016
Balance, beginning of period	$528	$508
Privately held equity investment	68	-
Net gains included in realized and unrealized gains on mortgage banking activity in noninterest income	58	20
Balance, end of period	$654	$528

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were valuation losses of $96 thousand recognized during the three months ended June 30, 2017 and $83 thousand recognized for the year ended December 31, 2016. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

There was one loan for $212 thousand that was originally classified as held for sale that was downgraded to non-accrual status in 2016. Net gain from the changes included in earnings in fair value of loans held for sale was $267 thousand at June 30, 2017. Net gain from the changes included in earnings in fair value of loans held for investment was $93 thousand at June 30, 2017.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016.

June 30, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,135	$-	$-	$2,135
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	1,789	-	-	1,789
Residential - junior lien	196	-	-	196
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	3,660	-	-	3,660
Commercial loans and leases	2,580	-	-	2,580
Consumer	-	-	-	-

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	778	-	-	778
Residential - junior lien	37	-	-	37
Commercial - owner occupied	509	-	-	509
Commercial - non-owner occupied	3,148	-	-	3,148
Commercial loans and leases	3,066	-	-	3,066
Consumer	95	-	-	95

OREO consisted of the outstanding balance of $4.7 million, less valuation allowance of $2.6 million, at June 30, 2017, and $5.0 million, less valuation allowance of $2.7 million, at December 31, 2016. Related allowance on impaired loans was $544 thousand and $2.2 million at June 30, 2017 and December 31, 2016, respectively.

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

Long-term borrowing: At December 31, 2016, based on quoted market prices or, if quoted market price is not available, discounted cash flow analyses based on current incremental borrowing rates for similar types of instruments. At June 30, 2017 the carrying amounts approximate the fair values.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

Management has made estimates of fair value discount rates that it believes to be reasonable. Because there is no market for many of these financial instruments, however, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	June 30, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$52,151	$52,151	$-	$52,083	$68
Held to maturity securities	9,250	9,332	-	-	9,332
Nonmarketable equity securities	5,196	5,196	-	5,196	-
Loans held for sale	53,872	53,872	-	53,872	-
Loans held for investment	1,753	1,753	-	1,753	-
Rate lock commitments	586	586	-	-	586
Loans and leases	872,999	870,923	-	-	870,923
Financial Liabilities
Deposits	854,709	855,872	-	855,872	-
Short-term borrowings	109,770	109,770	-	109,770	-
Long-term borrowings	6,541	6,541	-	6,541	-

	December 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$38,728	$38,728	$-	$38,728	$-
Held to maturity securities	6,250	6,584	-	-	6,584
Nonmarketable equity securities	5,103	5,103	-	5,103	-
Loans held for sale	51,054	51,054	-	51,054	-
Loans held for investment	6,580	6,580	-	6,580	-
Rate lock commitments	528	528	-	-	528
Loans and leases	808,516	813,981	-	-	813,981
Financial Liabilities
Deposits	808,734	809,703	-	809,703	-
Short-term borrowings	107,056	107,056	-	107,056	-
Long-term borrowings	20,517	20,554	-	20,554	-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at June 30, 2017 and December 31, 2016 and our consolidated results of operations for the six and three month periods ended June 30, 2017 and June 30, 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Our core business strategy is to deliver superior customer service that is supported by an extremely high level of banking sophistication. Our specialized community banking focus on both local markets and small business related market segments is combined with a broad array of products, new technology and seasoned banking professionals, which positions the Bank differently than most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs.

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

On February 1, 2017, Howard Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by the Company to 2,760,000 shares and increased the amount of gross proceeds raised in the offering, before underwriting discounts and expenses of the offering, to approximately $41.4 million.

On May 6, 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to the Treasury under its SBLF program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt was repaid on February 1, 2017.

Financial highlights during the six months ended June 30, 2017 are as follows:

•	Primarily as a result of the capital offering our total stockholders’ equity increased $42.6 million or 49.7%. As anticipated, all of our regulatory capital ratios increased dramatically as a result of the offering. We used $12.7 million of the approximately $38.4 million in net proceeds of the offering to repay the loan to Raymond James Bank, N.A, and retained the remainder to provide funding for future growth.
•	Total assets increased $77.4 million or 7.5%, to $1.1 billion at June 30, 2017.
•	Loans and leases held in our portfolio grew $58.6 million or 7.1%, to $880.1 million at June 30, 2017.
•	Deposits increased $46.0 million or 5.7% to $854.7 million at June 30, 2017, including noninterest-bearing deposit growth of $32.2 million or 17.6%.
•	Net income available to common stockholders increased $1.2 million or 48.0% compared to the same period in 2016.
•	Tangible book value increased to $12.84 per share at June 30, 2017 compared to $11.45 per share at June 30, 2016.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are also included in Note 1.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between June 30, 2017 and December 31, 2016 balance sheets is presented below.

General

Total assets increased $77.4 million, or 7.5%, to $1.104 billion at June 30, 2017 compared to $1.027 billion December 31, 2016. This asset growth consisted primarily of increases in our loan portfolio of $58.6 million, investment securities of $16.4 million and bank owned life insurance of $6.9 million, partially offset by declines in interest bearing deposits in banks of $9.9 million. The asset growth was funded primarily from increases in customer deposits of $46.0 million or 5.7%. This deposit growth consisted of increases in noninterest-bearing deposits of $32.2 million or 17.6% and in interest-bearing deposits of $13.7 million or 2.2%.

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

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$47,414	$47,296	$34,584	$34,463
Treasuries	1,508	1,499	1,512	1,504
Mortgage-backed	1,346	1,311	1,366	1,298
Other investments	2,068	2,045	1,500	1,463
	$52,336	$52,151	$38,962	$38,728
Held to maturity
Corporate debentures	$9,250	$9,332	$6,250	$6,584

We had securities available for sale of $52.2 million and $38.7 million at June 30, 2017 and December 31, 2016, respectively, which were recorded at fair value. This represents an increase of $13.4 million, or 34.7%, from year-end 2016. Nearly $15.6 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements. We did not record any gains or losses on sales or calls of securities for the six months ended June 30, 2017.

We had securities held to maturity of $9.3 million and $6.3 million at June 30, 2017 and December 31, 2016, respectively, which were recorded at amortized cost. This represents an increase of $3.0 million during the first half of 2017, consisting of additional investments in corporate debentures.

With respect to our portfolio of securities available for sale, the portfolio contained 29 securities with unrealized losses of $193 thousand and 12 securities with unrealized losses of $240 thousand at June 30, 2017 and December 31, 2016, respectively. Changes in the fair value of these securities resulted primarily from fluctuations in market interest rates. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. Held to maturity securities were all in a gain position at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016 we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $5.2 million and $5.1 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased $58.6 million, or 7.1%, to $880.1 million at June 30, 2017 from $821.5 million at December 31, 2016. At June 30, 2017, total loans and leases represented 79.7% of total assets, down slightly compared to 80.0% of total assets at December 31, 2016. Of all our loan categories, real estate loans reflected the largest growth during the first half of 2017, increasing $38.1 million or 5.8% from December 31, 2016 levels. This growth consists of increases of $22.9 million in commercial mortgages, $10.0 million in construction and land loans and $5.2 million in residential real estate loans. Commercial loans and leases increased $20.8 million during the first six months of 2017 as we continue to focus on the needs of small to mid-size businesses in our market area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$82,966	9.4%	$72,973	8.9%
Residential - first lien	196,392	22.3	195,032	23.7
Residential - junior lien	38,873	4.4	35,009	4.3
Total residential real estate	235,265	26.7	230,041	28.0
Commercial - owner occupied	154,584	17.6	134,213	16.3
Commercial - non-owner occupied	219,263	24.9	216,781	26.4
Total commercial real estate	373,847	42.5	350,994	42.7
Total real estate loans	692,078	78.6	654,008	79.6
Commercial loans and leases	183,537	20.9	162,715	19.8
Consumer loans	4,522	0.5	4,801	0.6
Total loans and leases	$880,137	100.0%	$821,524	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $2.8 million to $53.9 million at June 30, 2017 from $51.1 million at December 31, 2016. Mortgage loan origination volumes continue to be strong, with $326.9 million in loans originated in the first half of 2017 compared to $251.7 million for the same period of 2016.

Deposits

Deposits increased from $808.7 million at December 31, 2016 to $854.7 million at June 30, 2017, an increase of $46.0 million or 5.7%. Deposit increases during the first half of 2017 were as follows: noninterest-bearing demand deposits $32.2 million; interest-bearing demand deposits $6.5 million; money market accounts $25.1 million; and savings accounts $3.8 million. These increases were partially offset by a $21.6 million decrease in certificates of deposit.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	June 30, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$215,124	25%	$182,880	23%
Interest-bearing checking	69,031	8	62,538	8
Money market accounts	272,917	32	247,858	31
Savings	54,262	6	50,495	6
Certificates of deposit	243,375	29	264,963	32
Total deposits	$854,709	100%	$808,734	100%

As a result of the significant demand deposit growth, coupled with more modest growth in other deposit categories and the proceeds of the capital raise, we intentionally allowed certificates of deposit levels to decline during the first half of 2017.

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

Our borrowings totaled $116.3 million at June 30, 2017 versus $127.6 million at December 31, 2016, reflecting a decrease of $11.3 million or 8.8%. Short-term borrowings at June 30, 2017 consisted of repurchase agreements of $11.3 million, master notes totaling $1.0 million, and 13 short-term FHLB advances totaling $97.5 million. Long-term borrowing totaled $6.5 million at June 30, 2017, consisting of one long-term FHLB advance totaling $3.0 million and junior subordinated debt totaling $3.5 million.

Stockholders’ Equity

Total stockholders’ equity increased $42.6 million, or approximately 49.7%, from $85.8 million at December 31, 2016 to $128.4 million at June 30, 2017. As previously disclosed, the increase in stockholders’ equity is primarily the result of the proceeds from our common stock offering that closed in the first quarter of 2017.

As a result of this offering, our capital position increased dramatically. Total stockholders’ equity at June 30, 2017 represents a capital to asset ratio of 11.6%, compared to 8.4% at December 31, 2016. Book value per share was $13.11 at June 30, 2017 and $12.27 at December 31, 2016. Leverage ratio, Tier1 risk-based capital ratio and total risk-based capital ratio were 11.78%, 13.39% and 14.34%, respectively at June 30, 2017.

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

	Six months ended June 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$169,406	$3,662	4.36%	$161,345	$4,078	5.08%
Commercial real estate	361,313	8,511	4.75	312,839	7,512	4.83
Construction and land	78,888	1,863	4.76	71,532	1,681	4.73
Residential real estate	230,711	5,023	4.39	218,238	4,662	4.30
Consumer	4,528	125	5.57	4,020	110	5.53
Total loans and leases	844,846	19,184	4.58	767,974	18,043	4.72
Loans held for sale	29,640	558	3.79	43,791	757	3.48
Other earning assets [2]	51,204	208	0.82	32,210	64	0.40
Securities: [3]
U.S. Treasury	1,502	6	0.83	183	1	0.84
U.S Gov agencies	44,157	243	1.11	50,617	93	0.37
Mortgage-backed	1,302	17	2.66	45	1	4.43
Corporate debentures	8,242	254	6.23	3,023	108	7.18
Other investments	5,666	106	3.77	5,100	98	3.85
Total securities	60,869	626	2.08	58,968	301	1.03
Total earning assets	986,559	20,576	4.21	902,943	19,165	4.27
Cash and due from banks	8,974			7,133
Bank premises and equipment, net	19,889			20,793
Other assets	33,926			30,645
Less: allowance for credit losses	(5,852)			(5,192)
Total assets	$1,043,496			$956,322
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$65,884	77	0.24%	$56,848	$65	0.23%
Money market	258,308	550	0.43	245,623	570	0.47
Savings	52,526	37	0.14	53,579	37	0.14
Time deposits	244,441	1,161	0.96	238,390	995	0.84
Total interest-bearing deposits	621,159	1,825	0.59	594,440	1,667	0.56
Short-term borrowings	76,516	336	0.88	53,955	210	0.78
Long-term borrowings	12,483	167	2.70	36,894	270	1.47
Total interest-bearing funds	710,158	2,328	0.66	685,289	2,147	0.63
Noninterest-bearing deposits	210,496			175,668
Other liabilities and accrued expenses	4,209			6,300
Total liabilities	924,863			867,257
Shareholders' equity	118,633			89,065
Total liabilities & shareholders' equity	$1,043,496			$956,322
Net interest rate spread [4]		$18,248	3.55%		$17,018	3.64%
Effect of noninterest-bearing funds			0.18			0.15
Net interest margin on earning assets [5]			3.73%			3.79%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended June 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$174,343	$2,033	4.68%	$161,196	$1,934	4.83%
Commercial real estate	368,247	4,340	4.73	314,663	3,759	4.80
Construction and land	82,332	983	4.79	73,157	854	4.69
Residential real estate	232,626	2,513	4.33	224,054	2,393	4.30
Consumer	4,417	56	5.11	3,889	41	4.28
Total loans and leases	861,965	9,925	4.62	776,959	8,981	4.65
Loans held for sale	36,632	356	3.89	42,271	365	3.47
Other earning assets [2]	42,067	87	0.83	33,958	31	0.36
Securities: [3]
U.S. Treasury	1,501	3	0.83	366	1	1.10
U.S Gov agencies	50,390	142	1.13	58,843	66	0.45
Mortgage-backed	1,304	9	2.62	39	-	-
Corporate debentures	8,843	137	6.21	3,047	55	7.26
Other investments	6,421	49	3.06	5,351	54	4.05
Total securities	68,459	340	1.99	67,646	176	1.05
Total earning assets	1,009,123	10,708	4.26	920,834	9,553	4.17
Cash and due from banks	9,373			7,427
Bank premises and equipment, net	19,769			20,708
Other assets	36,895			30,762
Less: allowance for credit losses	(5,330)			(5,376)
Total assets	$1,069,830			$974,355
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$68,346	41	0.24%	$59,083	$34	0.23%
Money market	267,921	294	0.44	256,043	318	0.50
Savings	54,093	19	0.14	53,739	19	0.14
Time deposits	237,188	587	0.99	242,156	521	0.87
Total interest-bearing deposits	627,548	941	0.60	611,021	892	0.59
Short-term borrowings	90,406	195	0.86	51,957	145	1.12
Long-term borrowings	9,533	75	3.15	39,507	141	1.44
Total interest-bearing funds	727,487	1,211	0.67	702,485	1,178	0.67
Noninterest-bearing deposits	212,213			180,123
Other liabilities and accrued expenses	3,443			5,825
Total liabilities	943,143			888,433
Shareholders' equity	126,687			85,922
Total liabilities & shareholders' equity	$1,069,830			$974,355
Net interest rate spread [4]		$9,497	3.59%		$8,375	3.50%
Effect of noninterest-bearing funds			0.18			0.16
Net interest margin on earning assets [5]			3.77%			3.66%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six months ended June 30,			Three months ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(416)	$(579)	$163	$99	$(60)	$159
Commercial real estate	999	(122)	1,121	581	(61)	642
Construction and land	182	13	169	129	18	111
Residential real estate	361	102	259	120	21	99
Consumer	15	1	14	15	8	7
Loans held for sale	(199)	69	(268)	(9)	45	(54)
Taxable securities	325	307	18	164	159	5
Other earning assets	144	67	77	56	40	16
Total interest income	1,411	(142)	1,553	1,155	170	985

Interest paid on:
Savings deposits	(0)	0	(0)	0	0	0
Interest bearing checking	12	2	10	7	1	6
Money market accounts	(20)	(45)	25	(24)	(38)	14
Time deposits	166	140	26	66	77	(11)
Short-term borrowings	126	28	98	50	(33)	83
Long-term borrowings	(103)	224	(327)	(66)	169	(235)
Total interest expense	181	349	(168)	33	177	(143)
Net interest earned	$1,230	$(491)	$1,721	$1,122	$(6)	$1,128

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the six months ended June 30, 2017 and June 30, 2016 is presented below.

General

Net income available to common stockholders increased $1.2 million, or 48.0%, to $3.6 million for the six months ended June 30, 2017 compared to $2.4 million for the same period in 2016. The increase in net income available to common stockholders resulted from a $3.6 million increase in revenues (net interest income plus non-interest income) partially offset by a $2.2 million increase in noninterest expense. Net interest income increased primarily as a result of our continued asset growth as well as growth in lower-cost sources of funding, and the increase in noninterest income was largely driven by our mortgage banking operations. The increase in noninterest expenses is primarily attributable to increased compensation-related expenses resulting from our expanding business development initiatives, as well as increases in administrative and support functions.

Earnings per common share for the first six months of 2017 were $0.39 compared to $0.35 for the same period of 2016, representing a per share increase of 11%. The percentage increase in earnings per share was less than the percentage growth in net income because our average shares outstanding increased by over 2.3 million when comparing the first half of 2017 to the same period in 2016 primarily as a result of our common stock offering during the first quarter of this year.

Interest Income

Interest income increased $1.4 million, or 7.4%, to $20.6 million for the six months ended June 30, 2017 compared to $19.2 million for the same period in 2016. This increase consisted of increases of $942 thousand in interest and fees on loans (including loans held for sale) and leases, $325 thousand in securities income and $144 thousand in other interest income. Growth in the average balances was the primary contributing factor as the average balance of loans (excluding loans held for sale) and leases increased $76.8 million, partially offset by a decrease of $14.2 million in loans held for sale, the average balance of our securities portfolio grew $1.9 million and the average balance of other earning assets grew $19.0 million. These increases were slightly offset by an overall decrease in the average yield of our interest-earning assets. While the average yield on our loans held for sale increased 31 basis points and the average yield on our other earnings assets increased 42 basis points, the average yield on our portfolio loans and leases (excluding loans held for sale) decreased by 14 basis points as a result of decreases in the average rates on our commercial loans and leases and commercial real estate loans due to the loans we have recently originated being made at lower rates than existing loans as a result of market competition, which offset the gains from the increase in yields in the other categories of our interest-earning assets.

Interest Expense

Interest expense increased $181 thousand, or 8.4%, to $2.3 million for the six months ended June 30, 2017, compared to $2.1 million for the same period in 2016. Interest expense on deposits increased by $158 thousand or 9.5% as a result of an increase in the average rate paid on interest-bearing deposits, primarily our time deposits due to market competition, and, to a lesser extent, an increase in the average balance of our interest-bearing deposits for the first half of 2017 compared to the same period in 2016. In addition, our interest expense on borrowings increased $23 thousand for the first half of 2017 compared to the first half of 2016 because of higher average interest rates on our borrowings, reflecting market changes in interest rates, partially offset by a decrease in the average balance of our long-term borrowings.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $1.2 million, or 7.2%, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $540 thousand for the six months ended June 30, 2017 compared to $900 thousand for the same period in 2016, a decrease of $360 thousand. The provision level for 2016 was impacted by the migration of acquired loans into our allowance for credit losses measurement process, as well as some specific provisions on individual loans. During 2017, the Company charged off two nonperforming loans, each of which had specific reserves held against them at December 31, 2016. After receiving updated valuations in 2017, the amount charged off was less than the specific reserves maintained at December 31, 2016. Thus, even though we continued to experience organic loan growth, the lowering of the specific provisions, reflecting solid credit quality, resulted in a provision for the first half of 2017 that was less than the same period of the prior year.

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

Noninterest Income

Noninterest income was $9.8 million for the six months ended June 30, 2017 compared to $7.4 million for the six months ended June 30, 2016, a $2.3 million or 31.4% increase. Noninterest income levels during 2017 continue to be driven by growth in our mortgage banking activities. Due to higher levels of mortgage loans sold into the secondary market, realized and unrealized gains on the sale of loans produced approximately $6.0 million in noninterest revenues for the first half of 2017 compared to $4.1 million for the same period of 2016. Similarly, loan fee income, the majority of which is mortgage related, increased $1.0 million period over period. Further, included in noninterest income for the first half of 2016 was the sale of an acquired impaired loan, which resulted in a gain of approximately $675 thousand. In addition, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $131 thousand period over period, primarily as a result of increased overdraft fees resulting from the deposit growth we continue to experience.

Noninterest Expenses

Noninterest expenses increased $2.2 million, or 11.2%, to $21.7 million for the six months ended June 30, 2017 from $19.5 million for the same period of 2016. Compensation and benefit expenses, which account for almost all of this increase, increased $2.2 million or 22.9% when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016, and continue to represent the largest percentage of noninterest expense. The primary driver of the increase in compensation and benefits was the expanded size and talent of our staff, in particular, our second and third quarter 2016 team lift-outs of lending and other business development professionals. As we have continued to expand, many of our noninterest expenses have increased to support expanding infrastructure, growth initiatives and delivery strategies. Cost increases related to this expansion when comparing the six months ended June 30, 2017 to the same period last year include $515 thousand in marketing and business development and $207 thousand in data processing. Loan production expense, which includes costs related to originating and closing loans, including both loans placed in our portfolio and loans held for sale, increased $302 thousand as a result of the greater number of loans originated during the six months ended June 30, 2017 compared to the same period in 2016. Offsetting these increases were various reductions in cost. Occupancy and equipment expense for the 2017 period decreased $467 thousand compared to the six months ended June 30, 2016. Included in the first quarter of 2016 were $430 thousand in occupancy costs relating to our decision to close three of our less active branch locations, for which there was no comparable expense in the 2017 period. FDIC insurance expenses decreased $112 thousand partially due to the additional capital raised and its impact on assessment rates. Other operating expenses, which consists of variety of general expenses such as telephone and data lines, supplies and postage and courier services, decreased $162 thousand as we continue to focus on expense control.

A comparison between the three months ended June 30, 2017 and June 30, 2016 is presented below.

General

Net income available to common stockholders increased $506 thousand, or 33.0%, to $2.0 million for the three months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. Basic earnings per common share were $0.21 for the second quarter of 2017 compared to $0.22 in the same period of 2016. This slight decrease in earnings per common share was the result of the 2.8 million increase in the average number of shares outstanding primarily as a result of our issuance of common stock in the offering that closed during the first quarter of 2017.

Interest Income

Interest income increased $1.2 million, or 12.1%, to $10.7 million for the three months ended June 30, 2017 compared to $9.6 million for the same period of 2016. The increase was almost entirely due to average balance sheet growth quarter over quarter, although an increase in the average yield on our interest-earning assets also contributed to the increase. The average balance of loans (excluding loans held for sale) and leases increased $85.0 million quarter over quarter, partially offset by a $5.7 million decrease in loans held for sale, while average yield on loans (excluding loans held for sale) and leases decreased three basis points and the average yield on loans held for sale increased 42 basis points. In addition, the average balance of our investment securities increased $813 thousand and the average balance of our other interest earning assets increased $8.1 million, while the average yields on these assets increased 94 basis points and 47 basis points, respectively.

Interest Expense

Interest expense increased $33 thousand, or 2.8%, to $1.21 million for the three months ended June 30, 2017, compared to $1.18 million for the same period of 2016, primarily as a result of an increase in the average balances of our total interest bearing funds. While the average rate paid on our deposits remained basically unchanged quarter over quarter, the average cost of our long-term borrowings increased 171 basis points, which was offset by a 75.9% decrease in the average balance of such borrowings. The overall cost of funds was 67 basis points for each of the three month periods ended June 30, 2017 and 2016.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income increased $1.1 million, or 13.4%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $340 thousand for the three months ended June 30, 2017 compared to $515 thousand for the same period in 2016, a decrease of $175 thousand. Even with the continuing organic growth in loans, our asset quality measures are improving, and a lower level of specific provisions was required for 2017 compared to 2016.

Noninterest Income

Noninterest income was $5.3 million for the three months ended June 30, 2017 compared to $4.6 million for the three months ended June 30, 2016, a $722 thousand or 15.8% increase. This increase was primarily due to the $1.1 million increase in income generated from our mortgage banking activities during the 2017 period. In addition, during the 2016 period we recorded a gain on the sale of an acquired loan of $652 thousand, while during the 2017 period, we had a gain of five thousand. Most other categories of noninterest income reflected small increases for the second quarter of 2017 compared to the same period for 2016.

Noninterest Expenses

Noninterest expenses increased $1.4 million, or 13.7%, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The primary reason for this increase was a $1.2 million increase in compensation and employee benefits, which increased for the same reasons as discussed above with respect to the six month period. In addition, our marketing and business development expense increased $297 thousand and data processing cost increased $99 thousand quarter over quarter, again for the reasons discussed with respect to the six-month period. Partially offsetting these increases were decreases of $248 thousand in professional fees and $122 thousand in our FDIC assessment quarter over quarter, for reasons consistent with those discussed above.

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

	June 30	December 31,
(in thousands)	2017	2016
Non-accrual loans:
Real estate loans:
Residential - first lien	$1,504	$491
Residential - junior lien	196	37
Commercial	4,168	1,584
Commercial and leases	2,867	4,624
Consumer	-	167
Total non-accrual loans	8,735	6,903
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	291	294
Commercial	-	2,073
Commercial and leases	156	183
Total accruing troubled debt restructured loans	572	2,675
Total non-performing loans	9,307	9,578
Other real estate owned:
Land	1,123	1,220
Commercial	1,012	1,130
Total other real estate owned	2,135	2,350
Total non-performing assets	$11,442	$11,928
Ratios:
Non-performing loans to total gross loans	1.06%	1.17%
Non-performing assets to total assets	1.04%	1.16%

Included in non-accrual loans at June 30, 2017 are four troubled debt restructured loans (“TDRs”) totaling $3.4 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $572 thousand performing subject to their modified terms at June 30, 2017. There were no additional loans restructured during the first half of 2017, although one commercial real estate credit for $2.1 million was downgraded from performing to non-performing in the second quarter of 2017. At June 30, 2017, loans and leases 90 days or more past due and still accruing interest consisted of one residential first lien loan in the amount of $77 thousand.

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

Nonperforming assets amounted to $11.4 million, or 1.04% of total assets, at June 30, 2017 compared to $11.9 million, or 1.16% of total assets, at December 31, 2016. Total nonperforming assets decreased $486 thousand during the first half of 2017.

The composition of our nonperforming assets at June 30, 2017 is further described below:

Non-Accrual Loans:

•	Seven residential first lien loans totaling $1.5 million, one with a specific reserve of $6 thousand.
•	Three residential junior lien loans totaling $196 thousand.
•	Two commercial owner occupied loans totaling $508 thousand.
•	Seven commercial non-owner occupied loans totaling $3.7 million, three of which represent one relationship.
•	28 commercial loans totaling $2.9 million, seven with a Small Business Administration (“SBA”) guarantee and eight that include specific aggregate reserves of $538 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $291 thousand.
•	One commercial loan in the amount of $156 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land in Baltimore County, Maryland.
•	One commercial building in Carroll County, Maryland.
•	One commercial building in Sussex County, Delaware.
•	Several lots of non-residential property in Anne Arundel County, Maryland.

We had OREO of $2.1 million at June 30, 2017 and $2.4 million at December 31, 2016. Cost relating to OREO recorded in noninterest expenses was $40 thousand for both six months periods ended June 30, 2017 and 2016, and $16 thousand and $24 thousand for the three months ended June 30, 2017 and 2016, respectively. There was a $96 thousand and $83 thousand valuation allowance recorded in the first half of 2017 and 2016, respectively, as the current appraised value, less estimated cost to sell, was insufficient to cover the recorded OREO amount.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with GAAP. The allowance for credit losses consists primarily of two components:

1)	Specific allowances are established for loans classified as impaired. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for credit losses; and

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

At June 30, 2017 and December 31, 2016, impaired loans were $9.4 million and $9.9 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.8 million at June 30, 2017 and $3.8 million at December 31, 2016, with the reduction during the first half of 2017 primarily driven by the charge-off of two commercial loans, each of which had specific reserves held against them at December 31, 2016. As noted in the table below, the amount charged off on these commercial loans totaled $1.4 million. The amount of impaired loans without a specific valuation allowance totaled $7.6 million and $6.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Six months ended	Twelve months ended
(in thousands)	June 30, 2017	December 31, 2016
Balance at beginning of year	$6,428	$4,869
Charge-offs:
Real estate
Construction and land loans	-	(216)
Residential first lien loans	(132)	-
Residential junior lien loans	(31)	-
Commercial owner occupied loans	-	(191)
Commercial non-owner occupied loans	-	-
Commercial loans and leases	(1,366)	(234)
Consumer loans	(108)	(20)
	(1,637)	(661)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	-
Residential junior lien loans	1	-
Commercial owner occupied loans	-	40
Commercial non-owner occupied loans	3	5
Commercial loans and leases	28	101
Consumer loans	22	37
	54	183
Net charge-offs	(1,583)	(478)
Provision for credit losses	540	2,037
Balance at end of year	$5,385	$6,428
Net charge-offs to average loans and leases	0.19%	0.06%

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

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$562	9.4%	$511	8.9%
Residential first lien loans	543	22.3	454	23.7
Residential junior lien loans	111	4.4	89	4.3
Commercial owner occupied loans	401	17.6	327	16.3
Commercial non-owner occupied loans	1,176	24.9	1,120	26.4
Commercial loans and leases	2,490	20.9	3,800	19.8
Consumer loans	102	0.5	127	0.6
Total	$5,385	100.0%	$6,428	100.0%

(1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2017 and December 31, 2016. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017 and December 31, 2016, cash and cash equivalents totaled $41.8 million and $39.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2017 and December 31, 2016, we had $168.5 million and $127.1 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $69.7 million and $46.2 million at June 30, 2017 and December 31, 2016, respectively, and $98.8 million and $80.9 million in unused lines of credit to borrowers at June 30, 2017 and December 31, 2016, respectively. In addition to commitments to originate loans and unused lines of credit, we had $8.6 million and $9.7 million in letters of credit at June 30, 2017 and December 31, 2016, respectively. Certificates of deposit due within one year of June 30, 2017 totaled $164.9 million, or 19.3% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first half of 2017 and 2016 cash used to fund net loan growth was $63.8 million and $38.0 million, respectively. During the first half of 2017 we utilized cash to purchase additional securities totaling $30.9 million while receiving $14.5 million as a result of securities maturing. For the same period in 2016 we purchase additional securities totaling $54.3 million and we received $46.0 million from security maturities. Additionally, in 2017 we received $9.9 million in cash from the maturities of interest bearing deposits with banks, while there were no such maturities during the same period of 2016.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $46.0 million during the six months ended June 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $100.5 million at June 30, 2017 compared to $100.0 million at December 31, 2016. At June 30, 2017, we had the ability to borrow up to a total of $230.1 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017 and December 31, 2016, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2017 and December 31, 2016 are as follows:

(in thousands)	June 30, 2017	December 31, 2016

Unfunded loan commitments	$69,744	$46,194
Unused lines of credit	98,798	80,876
Letters of credit	8,600	9,660

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at June 30, 2017 or December 31, 2016 as a liability for credit loss related to these commitments.

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

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

HOWARD BANCORP, INC.
(Registrant)

August 9, 2017	/s/ Mary Ann Scully

Date	MARY ANN SCULLY
PRESIDENT AND CEO

August 9, 2017	/s/ George C. Coffman

Date	GEORGE C. COFFMAN
EVP AND CFO

