Form 10-Q
period 2017-09-30
Howard Bancorp Inc
filed 2017-11-07
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of common stock outstanding as of October 31, 2017.

Common Stock, $0.01 par value – 9,814,892 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including continuing to focus on commercial customers and originating residential real estate loans, and maintaining our residential mortgage loan portfolio while also continuing to sell loans into the secondary market;
•	the expected time horizon for which restricted stock units expense is expected to be recognized;
•	statement regarding our anticipation that a restructured land development loan will be fully repaid;
•	statements regarding the asset quality of our investment portfolio and anticipated recovery and collection of unrealized losses on securities available for sale;
•	statement regarding the expected resolution of a $2.2 million non-performing loan by the end of first quarter of 2018;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	statement with respect to having adequate liquidity levels;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	future cash requirements relating to commitments to extend credit; and
•	the expected impact of recent accounting pronouncements.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$50,715	$29,675
Federal funds sold	495	9,691
Total cash and cash equivalents	51,210	39,366
Interest bearing deposits with banks	494	19,513
Securities available for sale, at fair value	67,883	38,728
Securities held to maturity, at amortized cost	9,250	6,250
Nonmarketable equity securities	5,982	5,103
Loans held for sale, at fair value	52,683	51,054
Loans and leases, net of unearned income	892,213	821,524
Allowance for credit losses	(5,661)	(6,428)
Net loans and leases	886,552	815,096
Bank premises and equipment, net	19,556	20,080
Goodwill	603	603
Core deposit intangible	1,849	2,248
Bank owned life insurance	28,427	21,371
Other real estate owned	2,133	2,350
Interest receivable and other assets	5,911	5,195
Total assets	$1,132,533	$1,026,957
LIABILITIES
Noninterest-bearing deposits	$212,519	$182,880
Interest-bearing deposits	649,566	625,854
Total deposits	862,085	808,734
Short-term borrowings	128,471	107,056
Long-term borrowings	6,552	20,517
Deferred tax liability	464	360
Accrued expenses and other liabilities	4,648	4,500
Total liabilities	1,002,220	941,167
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 9,811,992 shares at September 30, 2017 and 6,991,072 at December 31, 2016	98	70
Capital surplus	110,183	71,021
Retained earnings	20,166	14,849
Accumulated other comprehensive loss	(134)	(150)
Total stockholders’ equity	130,313	85,790
Total liabilities and stockholders’ equity	$1,132,533	$1,026,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands, except share data)	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$30,374	$28,398	$10,632	$9,599
Interest and dividends on securities	993	493	367	191
Other interest income	321	98	113	34
Total interest income	31,688	28,989	11,112	9,824
INTEREST EXPENSE
Deposits	2,878	2,558	1,053	891
Short-term borrowings	574	380	238	169
Long-term borrowings	233	385	66	116
Total interest expense	3,685	3,323	1,357	1,176
NET INTEREST INCOME	28,003	25,666	9,755	8,648
Provision for credit losses	1,031	1,302	491	402
Net interest income after provision for credit losses	26,972	24,364	9,264	8,246
NONINTEREST INCOME
Service charges on deposit accounts	667	501	213	178
Realized and unrealized gains on mortgage banking activity	8,698	6,984	2,730	2,847
Gain (loss) on the sale of portfolio loans	48	612	227	(40)
Loss on the disposal of furniture, fixtures & equipment	-	(70)	-	(1)
Income from bank owned life insurance	555	461	210	156
Loan fee income	4,142	2,631	1,469	997
Other operating income	745	687	255	247
Total noninterest income	14,855	11,806	5,104	4,384
NONINTEREST EXPENSE
Compensation and benefits	17,592	14,381	5,972	4,927
Occupancy and equipment	3,121	3,625	1,025	1,062
Amortization of core deposit intangible	399	519	128	166
Marketing and business development	3,117	2,475	991	864
Professional fees	1,446	1,692	606	669
Data processing fees	1,521	1,273	565	524
Merger and restructuring expense	378	-	378	-
FDIC assessment	473	604	180	199
Other real estate owned expense	149	165	32	43
Loan production expense	2,832	2,295	952	717
Other operating expense	2,324	2,388	808	709
Total noninterest expense	33,352	29,417	11,637	9,880
INCOME BEFORE INCOME TAXES	8,475	6,753	2,731	2,750
Income tax expense	3,158	2,404	1,018	1,002
NET INCOME	$5,317	$4,349	$1,713	$1,748
Preferred stock dividends	-	166	-	-
Net income available to common stockholders	$5,317	$4,183	$1,713	$1,748
NET INCOME PER COMMON SHARE
Basic	$0.56	$0.60	$0.17	$0.25
Diluted	$0.56	$0.59	$0.17	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$5,317	$4,349	$1,713	$1,748
Other comprehensive income
Investments available-for-sale:
Unrealized holding gains (losses)	23	94	(25)	6
Related income tax (expense) benefit	(7)	(33)	10	(4)
Comprehensive income	$5,333	$4,410	$1,698	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	income/(loss)	Total

Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	4,349	-	4,349
Net unrealized gain on securities	-	-	-	-	-	61	61
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Issuance of common stock:
Director stock awards	-	5,629	-	72	-	-	72
Exercise of options	-	1,740	-	19	-	-	19
Stock-based compensation	-	18,672	-	219	-	-	219
Balances at September 30, 2016	$-	6,988,180	$70	$70,897	$13,895	$29	$84,891

Balances at January 1, 2017	$-	6,991,072	$70	$71,021	$14,849	$(150)	$85,790
Net income	-	-	-	-	5,317	-	5,317
Net unrealized gain on securities	-	-	-	-	-	16	16
Issuance of common stock:
Common stock offering	-	2,760,000	28	38,355	-	-	38,383
Director stock awards	-	11,404	-	205	-	-	205
Exercise of options	-	20,179	-	240	-	-	240
Stock-based compensation	-	29,337	-	362	-	-	362
Balances at September 30, 2017	$-	9,811,992	$98	$110,183	$20,166	$(134)	$130,313

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,317	$4,349
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,031	1,302
Deferred income tax (benefit)	153	(241)
Provision for other real estate owned	99	83
Depreciation	974	927
Stock-based compensation	567	291
Net accretion (amortization) of investment securities	61	(8)
Net amortization of discount on purchased loans	(466)	(592)
Loss on disposal of furniture, fixtures & equipment	-	70
Net amortization of intangible asset	399	519
Loans originated for sale	(495,805)	(418,828)
Proceeds from sale of loans originated for sale	502,874	429,148
Realized and unrealized gains on mortgage banking activity	(8,698)	(6,984)
Gain on sales of other real estate owned, net	(19)	-
Gain on sales of portfolio loans, net	(48)	(612)
Cash surrender value of BOLI	(555)	(461)
Increase in interest receivable	(344)	(253)
Increase in interest payable	152	19
Increase in other assets	(1,253)	(270)
Decrease in other liabilities	(59)	(1,202)
Net cash provided by operating activities	4,380	7,257
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest bearing deposits with banks	-	(19,513)
Proceeds from maturities of interest bearing deposits with banks	19,019	-
Purchases of investment securities available-for-sale	(46,714)	(65,569)
Purchases of investment securities held-to-maturity	(3,000)	(6,250)
Proceeds from sale/maturities of investment securities available-for-sale	17,520	77,526
Net increase in loans and leases outstanding	(75,732)	(53,017)
Purchase of bank owned life insurance	(6,500)	(2,200)
Proceeds from the sale of other real estate owned	139	-
Proceeds from the sale of portfolio loans	3,759	3,090
Purchase of premises and equipment	(450)	(520)
Net cash used in investing activities	(91,959)	(66,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	53,351	56,365
Net increase in short-term borrowings	21,414	11,580
Proceeds from issuance of long-term debt	12	21,498
Repayment of long-term debt	(13,977)	(12,000)
Net proceeds from issuance of common stock, net of cost	38,623	19
Redemption of preferred stock	-	(12,562)
Cash dividends on preferred stock	-	(166)
Net cash provided by financing activities	99,423	64,734

Net increase in cash and cash equivalents	11,844	5,538
Cash and cash equivalents at beginning of period	39,366	38,340
Cash and cash equivalents at end of period	$51,210	$43,878
SUPPLEMENTAL INFORMATION
Cash payments for interest	$3,533	$3,304
Cash payments for income taxes	2,230	925
Transferred from loans to other real estate owned	-	256

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

On August 14, 2017, Bancorp entered into an Agreement and Plan of Reorganization with the Bank and First Mariner Bank, a Maryland chartered trust company (“First Mariner”), providing for, among other things, the merger of First Mariner with and into the Bank (the “Merger”). Under the terms of the agreement, the total transaction is valued at approximately $163.4 million based on Bancorp’s closing stock price of $16.85 on August 14, 2017. Upon consummation of the Merger, each stockholder of First Mariner will be entitled to receive, for each of his, her or its shares of First Mariner common stock and preferred stock, 1.6624 shares of Bancorp common stock. The Merger is subject to customary closing conditions, including regulatory approvals and approvals of the stockholders of Howard Bancorp and First Mariner.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to 1) improve the transparency and understanding of information conveyed to financial statements users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and 2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provision will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

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

The FASB has issued ASU 2016-09, Compensation—Stock Compensation (Topic 718). The purpose of this guidance is to simplify the accounting for share-based payment transactions, including the income tax consequences of these transactions. Under the provisions of the update, the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits and deficiencies impact stockholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. This update became effective for interim and annual periods beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017 and elected to apply this adoption prospectively. The recognition of excess tax benefits is in the provision for income taxes within the Consolidated Statements of Operations rather than paid-in capital where it had previously been recorded. Additionally, the Consolidated Statements of Cash Flows now present excess tax benefits in operating activity. The Company has elected to account for forfeitures when they occur. As allowed by the ASU the Company’s adoption was prospective, therefore, prior periods have not been adjusted.

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on their balance sheet and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company leases certain properties under operating leases that will result in recognition on the Company’s balance sheet. At September 30, 2017, the Company had contractual operating lease commitments of approximately $9.7 million, before considering any renewal options.

The FASB has issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The guidance also: requires public companies to use exit prices to measure the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, the guidance requires that for liabilities measured at fair value under the fair value option, changes in fair value due to changes in instrument-specific credit risk be presented in other comprehensive income. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company has not finalized its evaluation of the impact of adopting ASU No. 2016-01, however, adoption is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Note 2: Investment Securities

The Company holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investment securities are as follows:

(in thousands)	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$63,183	$3	$148	$63,038	$34,584	$5	$126	$34,463
Treasuries	1,507	-	9	1,498	1,512	-	8	1,504
Mortgage-backed	1,336	1	37	1,300	1,366	1	69	1,298
Other investments	2,068	-	21	2,047	1,500	-	37	1,463
	$68,094	$4	$215	$67,883	$38,962	$6	$240	$38,728
Held to maturity
Corporate debentures	$9,250	$95	$-	$9,345	$6,250	$334	$-	$6,584

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 are presented below:

September 30, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$51,559	$110	$3,486	$38	$55,045	$148
Treasuries	1,498	9	-	-	1,498	9
Mortgage-backed	1,282	37	-	-	1,282	37
Other investments	2,000	21	-	-	2,000	21
	$56,339	$177	$3,486	$38	$59,825	$215

December 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$17,492	$126	$-	$-	$17,492	$126
Treasuries	1,501	8	-	-	1,501	8
Mortgage-backed	1,273	69	-	-	1,273	69
Other investments	1,463	37	-	-	1,463	37
	$21,729	$240	$-	$-	$21,729	$240

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 33 securities with unrealized losses and 12 securities with unrealized losses at September 30, 2017 and December 31, 2016, respectively.

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

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

(in thousands)	September 30, 2017		December 31, 2016
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$28,169	$28,152	$16,988	$16,993
After one through five years	36,530	36,394	19,120	18,985
After five through ten years	9,258	9,353	6,262	6,596
After ten years	3,387	3,329	2,842	2,738
	$77,344	$77,228	$45,212	$45,312

At September 30, 2017 and December 31, 2016, $31.2 million and $26.8 million, respectively, in fair value of securities were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of stockholders’ equity at September 30, 2017.

Note 3: Loans and Leases

The Company originates loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2017 and December 31, 2016 are presented in the following table:

(in thousands)	September 30, 2017	% of Total	December 31, 2016	% of Total
Real estate
Construction and land	$79,064	8.9%	$72,973	8.9%
Residential - first lien	199,674	22.4	195,032	23.7
Residential - junior lien	41,023	4.6	35,009	4.3
Total residential real estate	240,697	27.0	230,041	28.0
Commercial - owner occupied	155,958	17.4	134,213	16.3
Commercial - non-owner occupied	228,095	25.6	216,781	26.4
Total commercial real estate	384,053	43.0	350,994	42.7
Total real estate loans	703,814	78.9	654,008	79.6
Commercial loans and leases	183,979	20.6	162,715	19.8
Consumer	4,420	0.5	4,801	0.6
Total loans	$892,213	100.0%	$821,524	100.0%

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the nine months ended September 30, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

(in thousands)	September 30, 2017	September 30, 2016
Balance at beginning of period	$60	$335
Accretion of fair value discounts	(60)	(239)
Balance at end of period	$-	$96

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At September 30, 2017	$1,307	$862
At December 31, 2016	1,695	1,023
At September 30, 2016	1,741	1,023
At December 31, 2015	3,105	1,708

Note 4: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information, by the respective loan portfolio segment, about the activity in the allowance for credit losses for both the three and nine month periods ended September 30, 2017 and 2016:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(132)	(31)	-	-	(1,605)	(108)	(1,876)
Recoveries	-	-	1	-	5	43	29	78
Provision for credit losses	146	222	58	103	328	130	44	1,031
Ending balance	$657	$544	$117	$430	$1,453	$2,368	$92	$5,661
Three months ended:
Beginning balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385
Charge-offs	-	-	-	-	-	(239)	-	(239)
Recoveries	-	-	-	-	2	15	7	24
Provision for credit losses	95	1	6	29	275	102	(17)	491
Ending balance	$657	$544	$117	$430	$1,453	$2,368	$92	$5,661

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	(216)	-	-	(191)	-	(233)	(15)	(655)
Recoveries	-	-	-	40	4	45	29	118
Provision for credit losses	531	150	40	175	373	18	15	1,302
Ending balance	$580	$450	$87	$333	$1,105	$2,924	$155	$5,634
Three months ended:
Beginning balance	$448	$365	$70	$578	$841	$3,283	$159	$5,744
Charge-offs	(216)	-	-	(191)	-	(167)	(4)	(578)
Recoveries	-	-	-	40	1	19	6	66
Provision for credit losses	348	85	17	(94)	263	(211)	(6)	402
Ending balance	$580	$450	$87	$333	$1,105	$2,924	$155	$5,634

The following table provides additional information on the allowance for credit losses at September 30, 2017 and December 31, 2016:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$182	$2	$-	$251	$30	$453	$-	$918
collectively evaluated for impairment	475	542	117	179	1,423	1,915	92	4,743
Loans:
Ending balance	$79,064	$199,674	$41,023	$155,958	$228,095	$183,979	$4,420	$892,213
individually evaluated for impairment	1,049	1,929	6	949	5,910	3,258	-	13,101
collectively evaluated for impairment	78,015	197,745	41,017	155,009	222,185	180,721	4,420	879,112

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$7	$-	$-	$-	$2,076	$72	$2,155
collectively evaluated for impairment	511	447	89	327	1,120	1,724	55	4,273
Loans:
Ending balance	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524
individually evaluated for impairment	125	785	37	509	3,148	5,142	167	9,913
collectively evaluated for impairment	72,848	194,247	34,972	133,704	213,633	157,573	4,634	811,611

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$78,139	$197,753	$41,018	$155,009	$222,096	$180,034	$4,420	$878,469
Special mention	-	-	-	-	-	-	-	-
Substandard	-	1,543	5	508	3,750	2,820	-	8,626
Doubtful	925	378	-	441	2,249	1,125	-	5,118
Total	$79,064	$199,674	$41,023	$155,958	$228,095	$183,979	$4,420	$892,213

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$72,973	$193,748	$34,972	$133,704	$212,765	$157,567	$4,634	$810,363
Special mention	-	-	-	-	-	524	-	524
Substandard	-	793	-	-	2,941	-	-	3,734
Doubtful	-	491	37	509	1,075	4,624	167	6,903
Total	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans is as follows:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$78,139	$196,581	$40,968	$154,820	$220,290	$180,251	$4,420	$875,469
Accruing loans past due:
31-59 days past due	-	753	-	58	303	96	-	1,210
60-89 days past due	-	586	50	131	-	692	-	1,459
Greater than 90 days past due	-	114	-	-	1,592	128	-	1,834
Total past due	-	1,453	50	189	1,895	916	-	4,503

Non-accrual loans	925	1,640	5	949	5,910	2,812	-	12,241

Total loans	$79,064	$199,674	$41,023	$155,958	$228,095	$183,979	$4,420	$892,213

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$72,775	$191,216	$34,634	$133,638	$212,537	$157,464	$4,631	$806,895
Accruing loans past due:
31-59 days past due	-	2,653	334	66	466	593	1	4,113
60-89 days past due	197	374	4	-	-	34	1	610
Greater than 90 days past due	1	298	-	-	2,703	-	1	3,003
Total past due	198	3,325	338	66	3,169	627	3	7,726

Non-accrual loans	-	491	37	509	1,075	4,624	167	6,903

Total loans	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

Total loans either in non-accrual status or in excess of 90 days delinquent and still accruing totaled $14.1 million or 1.6% of total loans outstanding and $9.9 million or 1.2% of total loans outstanding at September 30, 2017 and December 31, 2016, respectively.

The following tables set forth our impaired loans at the dates indicated:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$1,049	$1,929	$6	$949	$5,910	$3,258	$-	$13,101
With an allowance recorded	931	206	-	446	2,249	1,547	-	5,379
With no related allowance recorded	118	1,723	6	503	3,661	1,711	-	7,722
Related allowance	182	2	-	251	30	453	-	918
Unpaid principal	1,055	1,969	6	955	5,927	4,817	-	14,729
Nine months ended:
Average balance of impaired loans	1,047	2,014	6	965	5,966	5,513	-	15,511
Interest income recognized	26	28	-	14	108	96	-	272
Three months ended:
Average balance of impaired loans	1,055	2,008	6	965	5,943	5,375	-	15,352
Interest income recognized	2	20	-	2	17	57	-	98

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$785	$37	$509	$3,148	$5,142	$167	$9,913
With an allowance recorded	-	214	-	-	-	3,477	140	3,831
With no related allowance recorded	125	571	37	509	3,148	1,665	27	6,082
Related allowance	-	7	-	-	-	2,076	72	2,155
Unpaid principal	125	1,323	38	509	3,286	5,694	174	11,149
Average balance of impaired loans	378	835	38	536	3,452	6,455	176	11,870
Interest income recognized	4	29	-	24	47	234	1	339

	September 30, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Nine months ended:
Average balance of impaired loans	$762	$801	$28	$992	$3,141	$5,519	$140	$11,383
Interest income recognized	9	23	-	24	29	207	-	292
Three months ended:
Average balance of impaired loans	$635	$793	$28	$965	$3,144	$5,346	$140	$11,051
Interest income recognized	7	9	-	15	21	45	-	97

Included in the total impaired loans above were non-accrual loans of $12.2 million and $6.9 million at September 30, 2017 and December 31, 2016, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $263 thousand and $252 thousand for the first nine months of 2017 and 2016, respectively.

The following table outlines the acquired impaired loans at September 30, 2017 and December 31, 2016:

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Substandard
Contractual payment receivable	$-	$-	$-	$-	$307	$984	$-	$1,291
Non-Accretable adjustment	-	-	-	-	-	429	-	429
Cash flow expected	-	-	-	-	307	555	-	862
Accretable yield	-	-	-	-	-	-	-	-
Loan receivable	$-	$-	$-	$-	$307	$555	$-	$862

Doubtful
Contractual payment receivable	$-	$-	$-	$-	$-	$16	$-	$16
Non-Accretable adjustment	-	-	-	-	-	16	-	16
Cash flow expected	-	-	-	-	-	-	-	-
Accretable yield	-	-	-	-	-	-	-	-
Loan receivable	$-	$-	$-	$-	$-	$-	$-	$-

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Acquired Impaired Loans:
Doubtful
Contractual payment receivable	$-	$-	$-	$-	$619	$1,075	$-	$1,694
Non-Accretable adjustment	-	-	-	-	125	485	-	610
Cash flow expected	-	-	-	-	494	590	-	1,084
Accretable yield	-	-	-	-	13	48	-	61
Loan receivable	$-	$-	$-	$-	$481	$542	$-	$1,023

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

The following table outlines the TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$124	$124
Residential real estate - first lien	2	893	1	289	1,182
Commercial - non-owner occupied	2	2,839	-	-	2,839
Commercial loans and leases	1	514	2	359	873
	5	$4,246	4	$772	$5,018

	December 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	214	1	294	508
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	913	1	183	1,096
Consumer	1	140	-	-	140
	4	$1,861	4	$2,675	$4,536

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	September 30, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$124	$124
Residential real estate - first lien
Extension or other modification	2	893	289	1,182
Commercial RE - non-owner occupied
Rate modification	-	2,839	-	2,839
Commercial loans
Extension or other modification	-	-	214	214
Forbearance	-	514	145	659
Total troubled debt restructure loans	$2	$4,246	$772	$5,018

	December 31, 2016
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	214	294	508
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Extension or other modification	913	913	183	1,096
Consumer
Extension or other modification	72	140	-	140
Total troubled debt restructure loans	$992	$1,861	$2,675	$4,536

At September 30, 2017 TDRs consisted of the following:

•	Two commercial loans for an aggregate amount of $359 thousand for which the Bank extended the maturity and allowed for a principal and interest payment over time.
•	One land development loan in the amount of $125 thousand that included a paydown from the guarantor, partial debt forgiveness by the Bank and a reduction of the interest rate on the remaining balance of the loan, which the Bank anticipates will be fully repaid.
•	One residential first lien mortgage in the amount of $214 thousand that was restructured with an extension of the original term.
•	A $913 thousand commercial loan, which was restructured through a forbearance agreement that deferred payments.
•	One residential first lien mortgage in the amount of $687 thousand that was restructured with both an extension of the original term and a reduction of the interest rate on the remaining balance of the loan.

There were two new loans restructured during the nine months ended September 30, 2017, consisting of $214 thousand for one of the above commercial loans and the $687 thousand residential mortgage loan.

As a part of the modification of the land development loan restructured during 2016, the Bank agreed to forgive $215 thousand in debt, and recorded this amount as a loss. The pre-modification principal amount on this loan was $340 thousand, while the post-modification principal amount was reduced to $125 thousand. The other modifications consisted of interest rate concessions and payment term extensions, not principal reductions that resulted in a partial charge off.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the nine months ended September 30, 2017 there were no TDRs that subsequently defaulted within twelve months of their modification dates. There was one consumer loan restructured in 2015 in the amount of $150 thousand that defaulted during the first three months of 2017. Additionally, there was one restructured credit the status of which changed from performing to non-performing during the second quarter 2017.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2017 and 2016 there were additional allowances recorded of $99 thousand and $83 thousand, respectively, as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. For the nine months ended September 30, 2017 and 2016 there were no new loans transferred from loans to OREO. The Company sold two properties held as OREO during the second quarter of 2017 for a net gain totaling $19 thousand. There were no such properties sold during the same period of 2016. The Company held no residential first lien loans in OREO at either September 30, 2017 or December 31, 2016. At September 30, 2017 there were two residential first lien loans totaling $302 thousand in the process of foreclosure, while at December 31, 2016 no residential first lien loans were in the process of foreclosure.

Note 5: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at September 30, 2017 and December 31, 2016.

(in thousands)
Goodwill
Banking	$603

The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	September 30, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,691	$1,849	5.86

	December 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,292	$2,248	6.61

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2017	$106
2018	396
2019	314
2020	269
2021	258
Thereafter	506
Total amortizing intangible assets	$1,849

Note 6: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	September 30, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$212,519	25%	$182,880	23%
Interest-bearing checking	67,796	8	62,538	8
Money market accounts	275,619	32	247,858	31
Savings	53,168	6	50,495	6
Certificates of deposit $250,000 and over	11,046	1	12,495	1
Certificates of deposit under $250,000	241,937	28	252,468	31
Total deposits	$862,085	100%	$808,734	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2017 and 2016, Bancorp issued 11,404 and 5,629 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first nine months of 2017 or the year ended December 31, 2016. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	123,593	$12.36	137,463	$12.30
Granted	-	-	-	-
Exercised	(20,179)	11.91	(3,020)	11.64
Forfeited	(65,039)	13.95	(10,850)	11.77
Balance at period end	38,375	$9.92	123,593	$12.36
Exercisable at period end	38,375	$9.92	123,593	$12.36
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the nine months ended September 30, 2017 was $240 thousand, compared to $19 thousand for the first nine months of 2016. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $20.90 at September 30, 2017, the options outstanding had an aggregate intrinsic value of $421 thousand. At December 31, 2016, based upon fair market value of $15.10, the outstanding options outstanding had an aggregate intrinsic value of $338 thousand.

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

At September 30, 2017, there were no restricted stock awards granted or outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

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

For the first nine months of 2017, 18,500 RSUs were granted subject to a three year vesting schedule. The Company granted 27,000 RSUs during 2016, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	65,491	$13.23	74,828	$13.21
Granted	18,500	17.41	27,000	12.91
Vested	(30,170)	12.70	(17,838)	12.95
Forfeited	-	-	(18,499)	12.96
Balance at period end	53,821	$14.96	65,491	$13.23

At September 30, 2017, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $609 thousand. This expense is expected to be recognized through 2020.

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

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$362	$219	$126	$51
Director compensation paid in stock	$205	$72	$95	$22

Note 8: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $596 thousand and $469 thousand, respectively, for the nine months ended September 30, 2017 and 2016. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $208 thousand and $182 thousand, respectively, for the nine month periods and $67 thousand and $68 thousand, respectively, for the three month periods ending September 30, 2017 and 2016.

Note 9: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$5,317	$4,349	$1,713	$1,748
Preferred stock dividends	-	(166)	-	-
Net income available to common stockholders (numerator)	$5,317	$4,183	$1,713	$1,748
BASIC
Basic average common shares outstanding (denominator)	9,468,577	6,970,714	9,808,542	6,985,559
Basic income per common share	$0.56	$0.60	$0.17	$0.25
DILUTED
Average common shares outstanding	9,468,577	6,970,714	9,808,542	6,985,559
Dilutive effect of common stock equivalents	38,905	101,475	46,280	91,861
Diluted average common shares outstanding (denominator)	9,507,482	7,072,189	9,854,822	7,077,420
Diluted income per common share	$0.56	$0.59	$0.17	$0.25

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	74,911	-	79,911

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

In July 2013, Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The final rule created a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposed a minimum leverage ratio of 4.0%, and changed the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elects to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

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

Management believes that, as of September 30, 2017 and December 31, 2016, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$122,631	12.98%	$75,608	8.00%	$94,510	10.00%
Howard Bancorp	$136,898	14.36%	$76,259	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$116,970	12.38%	$42,530	4.50%	$61,432	6.50%
Howard Bancorp	$127,723	13.40%	$42,896	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$116,970	12.38%	$56,706	6.00%	$75,608	8.00%
Howard Bancorp	$127,723	13.40%	$57,194	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$116,970	10.76%	$43,497	4.00%	$54,371	5.00%
Howard Bancorp	$127,723	11.74%	$43,506	4.00%	N/A
As of December 31, 2016:
Total capital (to risk-weighted assets)
Howard Bank	$94,696	11.02%	$68,722	8.00%	$85,902	10.00%
Howard Bancorp	$93,278	10.83%	$68,903	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$38,656	4.50%	$55,836	6.50%
Howard Bancorp	$83,643	9.71%	$38,758	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$51,541	6.00%	$68,722	8.00%
Howard Bancorp	$83,643	9.71%	$51,677	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$88,267	8.82%	$40,022	4.00%	$50,027	5.00%
Howard Bancorp	$83,643	8.36%	$40,030	4.00%	N/A

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

September 30, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$63,038	$-	$63,038	$-
U.S. Government treasuries	1,498	-	1,498	-
Mortgage-backed securities	1,300	-	1,300	-
Other investments	2,047	-	1,979	68
Loans held for sale	52,683	-	52,683	-
Loans held for investment	1,674	-	1,674	-
Rate lock commitments	703	-	-	703

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$34,463	$-	$34,463	$-
U.S. Government treasuries	1,504	-	1,504	-
Mortgage-backed securities	1,298	-	1,298	-
Other investments	1,463	-	1,463	-
Loans held for sale	51,054	-	51,054	-
Loans held for investment	6,580	-	6,580	-
Rate lock commitments	528	-	-	528

Assets under fair value option:

September 30, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$52,683	$51,144	$1,539
Loans held for investment	1,674	1,623	51

December 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,054	$49,709	$1,345
Loans held for investment	6,580	6,794	(214)

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

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	September 30,	December 31
	2017	2016
Balance, beginning of period	$528	$508
Privately held equity investment	68	-
Net gains included in realized and unrealized gains on mortgage banking activity in noninterest income	175	20
Balance, end of period	$771	$528

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were valuation losses of $99 thousand recognized during the three months ended September 30, 2017 and $83 thousand recognized for the year ended December 31, 2016. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

There was one loan for $206 thousand that was originally classified as held for sale that was downgraded to non-accrual status in 2016. Net gain from the changes included in earnings in fair value of loans held for sale was $194 thousand at September 30, 2017. Net gain from the changes included in earnings in fair value of loans held for investment was $90 thousand at September 30, 2017.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016.

September 30, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,133	$-	$-	$2,133
Impaired loans:
Construction and land	867	-	-	867
Residential - first lien	1,927	-	-	1,927
Residential - junior lien	6	-	-	6
Commercial - owner occupied	698	-	-	698
Commercial - non-owner occupied	5,880	-	-	5,880
Commercial loans and leases	2,805	-	-	2,805
Consumer	-	-	-	-

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	778	-	-	778
Residential - junior lien	37	-	-	37
Commercial - owner occupied	509	-	-	509
Commercial - non-owner occupied	3,148	-	-	3,148
Commercial loans and leases	3,066	-	-	3,066
Consumer	95	-	-	95

OREO consisted of the outstanding balance of $4.7 million, less valuation allowance of $2.6 million, at September 30, 2017, and $5.0 million, less valuation allowance of $2.7 million, at December 31, 2016. Related allowance on impaired loans was $918 thousand and $2.2 million at September 30, 2017 and December 31, 2016, respectively.

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

The following methods and assumptions were used to estimate the fair value of financial instruments where it is practical to estimate fair value:

Securities available for sale: Based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Securities held to maturity: The fair value of debt securities is based upon quoted prices for similar assets or externally developed models that use significant observable inputs.

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

Long-term borrowing: At September 30, 2017 all of the long term debt was variable rate and the carrying amounts approximate the fair values. At December 31, 2016, the fair value was based on quoted market prices or, if quoted market price is not available, discounted cash flow analyses based on current incremental borrowing rates for similar types of instruments.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	September 30, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$67,883	$67,883	$-	$67,815	$68
Held to maturity securities	9,250	9,345	-	-	9,345
Nonmarketable equity securities	5,982	5,982	-	5,982	-
Loans held for sale	52,683	52,683	-	52,683	-
Loans held for investment	1,674	1,674	-	1,674	-
Rate lock commitments	703	703	-	-	703
Loans and leases	884,878	880,668	-	-	880,668
Financial Liabilities
Deposits	862,085	863,236	-	863,236	-
Short-term borrowings	128,471	128,471	-	128,471	-
Long-term borrowings	6,552	6,552	-	6,552	-

	December 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$38,728	$38,728	$-	$38,728	$-
Held to maturity securities	6,250	6,584	-	-	6,584
Nonmarketable equity securities	5,103	5,103	-	5,103	-
Loans held for sale	51,054	51,054	-	51,054	-
Loans held for investment	6,580	6,580	-	6,580	-
Rate lock commitments	528	528	-	-	528
Loans and leases	808,516	813,981	-	-	813,981
Financial Liabilities
Deposits	808,734	809,703	-	809,703	-
Short-term borrowings	107,056	107,056	-	107,056	-
Long-term borrowings	20,517	20,554	-	20,554	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at September 30, 2017 and December 31, 2016 and our consolidated results of operations for the nine and three month periods ended September 30, 2017 and September 30, 2016. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

On August 14, 2017, Howard Bancorp entered into an Agreement and Plan of Reorganization with Howard Bank and First Mariner Bank, a Maryland chartered trust company (“First Mariner”), providing for, among other things, the merger of First Mariner with and into Howard Bank (the “Merger”). Under the terms of the agreement, the total transaction is valued at approximately $163.4 million based on Howard Bancorp’s closing stock price of $16.85 on August 14, 2017. Upon consummation of the Merger, each stockholder of First Mariner will be entitled to receive, for each of his, her or its shares of First Mariner common stock and preferred stock, 1.6624 shares of Howard Bancorp common stock. The Merger is subject to customary closing conditions, including regulatory approvals and approvals of the stockholders of Howard Bancorp and First Mariner.

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

Financial highlights during the nine months ended September 30, 2017 are as follows:

•	Primarily as a result of the capital offering, our total stockholders’ equity increased $44.5 million or 51.9%. As anticipated, all of our regulatory capital ratios increased dramatically as a result of the offering. We used $12.7 million of the approximately $38.4 million in net proceeds of the offering to repay the loan to Raymond James Bank, N.A, with the remainder intended to provide funding for future growth.
•	Total assets increased $105.6 million or 10.3%, to $1.1 billion at September 30, 2017.
•	Loans and leases held in our portfolio grew $70.7 million or 8.6%, to $892.2 million at September 30, 2017.

•	Deposits increased $53.4 million or 6.6% to $862.1 million at September 30, 2017, including noninterest-bearing deposit growth of $29.6 million or 16.2%.
•	Net income available to common stockholders increased $1.1 million or 27.1% compared to the same period in 2016.
•	Tangible book value increased to $13.03 per share at September 30, 2017 compared to $11.72 per share at September 30, 2016.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are also included in Note 1 to our financial statements.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between September 30, 2017 and December 31, 2016 balance sheets is presented below.

General

Total assets increased $105.6 million, or 10.3%, to $1.133 billion at September 30, 2017 compared to assets of $1.027 billion at December 31, 2016. This asset growth consisted primarily of increases in our loan portfolio of $70.7 million, investment securities of $33.0 million and bank owned life insurance of $7.1 million. Cash and cash equivalents increased $11.8 million primarily as a result of the $19.0 million decline in interest bearing deposits in banks, as these investments were not reinvested upon their maturity. The asset growth was funded from increases in customer deposits of $53.4 million or 6.6% and short term borrowings of $21.4 million or 20.0%.

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

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$63,183	$63,038	$34,584	$34,463
Treasuries	1,507	1,498	1,512	1,504
Mortgage-backed	1,336	1,300	1,366	1,298
Other investments	2,068	2,047	1,500	1,463
	$68,094	$67,883	$38,962	$38,728
Held to maturity
Corporate debentures	$9,250	$9,345	$6,250	$6,584

We had securities available for sale of $67.9 million and $38.7 million at September 30, 2017 and December 31, 2016, respectively, which were recorded at fair value. This represents an increase of $29.2 million, or 75.3%, from year-end 2016. Nearly $28.2 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements. We did not record any gains or losses on sales or calls of securities for the nine months ended September 30, 2017.

We had securities held to maturity of $9.3 million and $6.3 million at September 30, 2017 and December 31, 2016, respectively, which were recorded at amortized cost. This represents an increase of $3.0 million during the first nine months of 2017, consisting of additional investments in corporate debentures.

With respect to our portfolio of securities available for sale, the portfolio contained 33 securities with unrealized losses of $215 thousand and 12 securities with unrealized losses of $240 thousand at September 30, 2017 and December 31, 2016, respectively. Changes in the fair value of these securities resulted primarily from fluctuations in market interest rates. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. Held to maturity securities were all in a gain position at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016 we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $6.0 million and $5.1 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Loan and Lease Portfolio

Total loans and leases (which excludes loans held for sale) increased $70.7 million, or 8.6%, to $892.2 million at September 30, 2017 from $821.5 million at December 31, 2016. At September 30, 2017, total loans and leases represented 78.8% of total assets, down slightly compared to 80.0% of total assets at December 31, 2016. Of all our loan categories, real estate loans reflected the largest growth during the first nine months of 2017, increasing $49.8 million or 7.6% from December 31, 2016 levels. This growth consists of increases of $33.1 million in commercial mortgages, $10.7 million in residential real estate loans and $6.1 million in construction and land loans. Commercial loans and leases increased $21.3 million during the first nine months of 2017 as we continue to focus on the needs of small to mid-size businesses in our market area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$79,064	8.9%	$72,973	8.9%
Residential - first lien	199,674	22.4	195,032	23.7
Residential - junior lien	41,023	4.6	35,009	4.3
Total residential real estate	240,697	27.0	230,041	28.0
Commercial - owner occupied	155,958	17.5	134,213	16.3
Commercial - non-owner occupied	228,095	25.6	216,781	26.4
Total commercial real estate	384,053	43.0	350,994	42.7
Total real estate loans	703,814	78.9	654,008	79.6
Commercial loans and leases	183,979	20.6	162,715	19.8
Consumer loans	4,420	0.5	4,801	0.6
Total loans and leases	$892,213	100.0%	$821,524	100.0%

Loans Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $1.6 million to $52.7 million at September 30, 2017 from $51.1 million at December 31, 2016. Mortgage loan origination volumes continue to be strong, with $495.8 million in loans originated in the first nine months of 2017 compared to $418.8 million for the same period of 2016.

Deposits

Deposits increased from $808.7 million at December 31, 2016 to $862.1 million at September 30, 2017, an increase of $53.4 million or 6.6%. Deposit increases during the first nine months of 2017 were as follows: noninterest-bearing demand deposits $29.6 million; interest-bearing demand deposits $5.3 million; money market accounts $27.8 million; and savings accounts $2.7 million. These increases were partially offset by a $12.0 million decrease in certificates of deposit.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	September 30, 2017		December 31, 2016
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$212,519	25%	$182,880	23%
Interest-bearing checking	67,796	8	62,538	8
Money market accounts	275,619	32	247,858	31
Savings	53,168	6	50,495	6
Certificates of deposit	252,982	29	264,963	32
Total deposits	$862,085	100%	$808,734	100%

As a result of the significant demand deposit growth, coupled with more modest growth in other deposit categories and the proceeds of the capital raise, we intentionally allowed certificates of deposit levels to decline during the first nine months of 2017.

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

Our borrowings totaled $135.0 million at September 30, 2017 versus $127.6 million at December 31, 2016, reflecting an increase of $7.4 million or 5.8%. Short-term borrowings at September 30, 2017 consisted of repurchase agreements of $11.4 million, master notes totaling $1.1 million, and 12 short-term FHLB advances totaling $116.0 million. Long-term borrowing totaled $6.5 million at September 30, 2017, consisting of one long-term variable rate FHLB advance of $3.0 million and junior subordinated debt of $3.5 million.

Stockholders’ Equity

Total stockholders’ equity increased $44.5 million, or approximately 51.9%, from $85.8 million at December 31, 2016 to $130.3 million at September 30, 2017. As previously disclosed, the increase in stockholders’ equity is primarily the result of the proceeds from our common stock offering that closed in the first quarter of 2017.

As a result of this offering, our capital position increased dramatically. Total stockholders’ equity at September 30, 2017 represents a capital to asset ratio of 11.5%, compared to 8.4% at December 31, 2016. Book value per share was $13.28 at September 30, 2017 and $12.27 at December 31, 2016. Leverage ratio, Tier1 risk-based capital ratio and total risk-based capital ratio were 11.74%, 13.40% and 14.36%, respectively at September 30, 2017.

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

	Nine months ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$173,801	$5,905	4.54%	$158,729	$5,921	4.98%
Commercial real estate	366,689	12,920	4.71	317,631	11,608	4.88
Construction and land	79,718	2,857	4.79	71,909	2,508	4.66
Residential real estate	232,981	7,561	4.34	221,839	7,050	4.25
Consumer	4,505	189	5.61	4,421	181	5.47
Total loans and leases	857,694	29,432	4.59	774,529	27,268	4.70
Loans held for sale	33,574	942	3.75	44,109	1,130	3.42
Other earning assets [2]	47,070	321	0.91	31,268	98	0.42
Securities: [3]
U.S. Treasury	1,494	9	0.84	630	4	0.83
U.S Gov agencies	45,513	385	1.13	46,835	145	0.41
Mortgage-backed	1,303	26	2.62	41	1	4.42
Corporate debentures	8,582	398	6.20	4,228	194	6.13
Other investments	5,941	175	3.95	5,012	149	3.96
Total securities	62,833	993	2.11	56,746	493	1.16
Total earning assets	1,001,171	31,688	4.23	906,652	28,989	4.27
Cash and due from banks	8,835			7,230
Bank premises and equipment, net	19,794			20,677
Other assets	35,179			30,704
Less: allowance for credit losses	(5,717)			(5,428)
Total assets	$1,059,262			$959,835
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$66,645	119	0.24%	$57,032	$97	0.23%
Money market	264,727	855	0.43	249,488	871	0.47
Savings	52,855	55	0.14	52,876	54	0.14
Time deposits	245,339	1,849	1.01	238,525	1,536	0.86
Total interest-bearing deposits	629,566	2,878	0.61	597,921	2,558	0.57
Short-term borrowings	82,022	574	0.94	57,803	380	0.88
Long-term borrowings	10,482	233	2.98	30,889	385	1.66
Total interest-bearing funds	722,070	3,685	0.68	686,613	3,323	0.65
Noninterest-bearing deposits	211,054			180,209
Other liabilities and accrued expenses	4,420			6,253
Total liabilities	937,544			873,075
Shareholders' equity	121,718			86,760
Total liabilities & shareholders' equity	$1,059,262			$959,835
Net interest rate spread [4]		$28,003	3.55%		$25,666	3.62%
Effect of noninterest-bearing funds			0.19			0.16
Net interest margin on earning assets [5]			3.74%			3.78%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2017			2016
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$182,448	$2,243	4.88%	$154,844	$1,844	4.74%
Commercial real estate	377,265	4,409	4.64	327,110	4,096	4.98
Construction and land	81,350	994	4.85	72,654	827	4.53
Residential real estate	237,448	2,538	4.24	228,963	2,389	4.15
Consumer	4,460	64	5.70	5,213	70	5.34
Total loans and leases	882,971	10,248	4.60	788,784	9,226	4.65
Loans held for sale	41,313	384	3.69	44,739	373	3.32
Other earning assets [2]	38,939	113	1.15	29,405	34	0.46
Securities: [3]
U.S. Treasury	1,477	3	0.84	1,515	3	0.79
U.S Gov agencies	48,181	142	1.17	39,353	52	0.53
Mortgage-backed	1,305	9	2.62	33	-	-
Corporate debentures	9,250	144	6.16	5,326	85	6.35
Other investments	6,482	69	4.25	4,835	51	4.20
Total securities	66,695	367	2.18	51,062	191	1.49
Total earning assets	1,029,918	11,112	4.28	913,990	9,824	4.28
Cash and due from banks	8,562			7,421
Bank premises and equipment, net	19,606			20,447
Other assets	37,646			30,821
Less: allowance for credit losses	(5,453)			(5,896)
Total assets	$1,090,277			$966,783
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$68,142	42	0.24%	$57,396	$33	0.23%
Money market	277,356	305	0.44	257,133	300	0.46
Savings	53,501	18	0.14	51,487	17	0.13
Time deposits	247,105	688	1.10	238,791	541	0.90
Total interest-bearing deposits	646,104	1,053	0.65	604,807	891	0.59
Short-term borrowings	92,855	238	1.02	57,768	169	1.16
Long-term borrowings	6,545	66	4.02	26,656	116	1.73
Total interest-bearing funds	745,504	1,357	0.72	689,231	1,176	0.68
Noninterest-bearing deposits	212,153			189,194
Other liabilities and accrued expenses	4,833			6,159
Total liabilities	962,490			884,584
Shareholders' equity	127,787			82,199
Total liabilities & shareholders' equity	$1,090,277			$966,783
Net interest rate spread [4]		$9,755	3.56%		$8,648	3.60%
Effect of noninterest-bearing funds			0.20			0.17
Net interest margin on earning assets [5]			3.76%			3.76%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$(16)	$(523)	$507	$399	$54	$345
Commercial real estate	1,312	(406)	1,718	313	(284)	597
Construction and land	349	72	277	167	59	108
Residential real estate	511	156	355	149	52	97
Consumer	8	5	3	(6)	5	(11)
Loans held for sale	(188)	108	(296)	11	42	(31)
Taxable securities	500	404	96	176	89	87
Other earning assets	223	115	108	79	51	28
Total interest income	2,699	(69)	2,768	1,288	68	1,220

Interest paid on:
Savings deposits	1	1	(0)	1	0	1
Interest bearing checking	22	5	17	9	2	7
Money market accounts	(16)	(65)	49	5	(18)	23
Time deposits	313	263	50	147	122	25
Short-term borrowings	194	25	169	69	(21)	90
Long-term borrowings	(152)	303	(455)	(50)	154	(204)
Total interest expense	362	532	(170)	181	239	(58)
Net interest earned	$2,337	$(601)	$2,938	$1,107	$(171)	$1,278

(1)	Change attributed to mix (rate and volume) are included in volume variance

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2017 and September 30, 2016 is presented below.

General

Net income available to common stockholders increased $1.1 million, or 27.1%, to $5.3 million for the nine months ended September 30, 2017 compared to $4.2 million for the same period in 2016. The increase in net income available to common stockholders resulted from a $5.4 million increase in revenues (net interest income plus non-interest income), partially offset by a $3.9 million increase in noninterest expense. Net interest income increased primarily as a result of our continued asset growth as well as growth in lower-cost sources of funding, and the increase in noninterest income was largely driven by our mortgage banking operations. The increase in noninterest expenses is primarily attributable to increased compensation-related expenses resulting from our expanding business development initiatives, as well as increases in administrative and support functions.

Earnings per basic common share for the first nine months of 2017 was $0.56 compared to $0.60 for the same period of 2016, representing a per share decrease of $0.04 or 6.7%. While net income available to common stockholders increased $1.1 million or 27.1% for the 2017 period versus the same period of 2016, we experienced a decline in earnings per share because our average shares outstanding increased by over 2.5 million or 36% when comparing the first nine months of 2017 to the same period in 2016, primarily as a result of our common stock offering during the first quarter of this year. Also impacting the decline in earnings per share for the first nine months of 2017 was approximately $378 thousand in merger-related expenses associated with the pending Merger with First Mariner. These merger costs, net of taxes, reduced earnings per share by approximately $0.03 for the first nine months of 2017.

Interest Income

Interest income increased $2.7 million, or 9.3%, to $31.7 million for the nine months ended September 30, 2017 compared to $29.0 million for the same period in 2016. This increase consisted of increases of $2.0 million in interest and fees on loans (including loans held for sale) and leases, a $500 thousand increase in securities income and an increase of $223 thousand in other interest income. Growth in the average balances was the reason for these increases, as the average balance of loans (excluding loans held for sale) and leases increased $83.2 million, the average balance of our securities portfolio grew $6.1 million and the average balance of other earning assets grew $15.8 million, partially offset by a decrease of $10.5 million in average loans held for sale. While average yields increased 33 basis points on our loans held for sale, 95 basis points on our securities portfolio and 49 basis points on our other earnings assets, these increases were offset by an 11 basis point decrease in the average yield on our portfolio loans and leases, primarily as a result of decreases in the average rates on our commercial loans and leases and commercial real estate loans due to the loans we have recently originated being made at lower rates than existing loans as a result of market competition, resulting in a four basis point decrease in the average yield on all interest earning assets during nine-month period ended September 30, 2017.

Interest Expense

Interest expense increased $362 thousand, or 10.9%, to $3.7 million for the nine months ended September 30, 2017, compared to $3.3 million for the same period in 2016. Interest expense on deposits increased by $320 thousand as a result of increases in the average rate paid on interest-bearing deposits, primarily our time deposits due to market competition, and to a lesser extent growth in our interest-bearing deposits. In addition, our interest expense on borrowings increased $42 thousand for the first nine months of 2017 compared to the first nine months of 2016. Average short-term borrowings increased by $24.2 million with a six basis point increase in the average interest rates on these borrowings while the average rate on long-term borrowings increased by 132 basis points, as lower cost fixed rate long-term borrowings were reduced, leaving only higher cost variable rate debt.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes in interest income and interest expense described above, net interest income increased $2.3 million, or 9.1%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.0 million for the nine months ended September 30, 2017 compared to $1.3 million for the same period in 2016, a decrease of $271 thousand. The provision level for 2016 was impacted by the migration of acquired loans into our allowance for credit losses measurement process, as well as some specific provisions on individual loans. For 2017, the majority of the acquired loans were fully incorporated into our allowance for credit losses adequacy measures. During 2017, we charged off two nonperforming loans, each of which had specific reserves held against them at December 31, 2016. After receiving updated valuations in 2017, the amount charged off was less than the specific reserves maintained at December 31, 2016. Thus, even though we continued to experience organic loan growth, the lowering of the specific provisions, reflecting solid credit quality, resulted in a provision for the first nine months of 2017 that was less than the same period of the prior year.

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

Noninterest Income

Noninterest income was $14.9 million for the nine months ended September 30, 2017 compared to $11.8 million for the nine months ended September 30, 2016, a $3.0 million or 25.8% increase. Noninterest income levels during 2017 continue to be driven by growth in our mortgage banking activities. Due to higher levels of mortgage loans sold into the secondary market, realized and unrealized gains on the sale of loans produced $8.7 million in noninterest revenues for the first nine months of 2017 compared to $7.0 million for the same period of 2016. Similarly, loan fee income increased $1.5 million period over period, with $1.4 million of the increase being attributable to mortgage-related activities. In addition, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $166 thousand period over period, primarily as a result of increased overdraft fees resulting from the deposit growth we continue to experience. Partially offsetting these increases was a reduction in gains on the sale of portfolio loans, which for the first nine months of 2016 consisted of the sale of an acquired impaired loan that resulted in a gain of approximately $675 thousand. The $48 thousand net gain recorded in 2017 is comprised of a $222 thousand gain related to the sale of the guaranteed portion of small business loans held in our portfolio, partially offset by a $174 thousand loss on the sale of residential mortgages held in our portfolio that were carried at fair value.

Noninterest Expenses

Noninterest expenses increased $3.9 million, or 13.4%, to $33.4 million for the nine months ended September 30, 2017 from $29.4 million for the same period of 2016. Compensation and benefit expenses, which account for the majority of this increase, increased $3.2 million or 22.3% when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016, and continue to represent the largest percentage of noninterest expense. The primary driver of the increase in compensation and benefits was the expanded size of our staff, in particular, our second and third quarter 2016 team lift-outs of lending and other business development professionals. As we have continued to grow, many of our noninterest expenses have increased to support our expanding infrastructure, growth initiatives and enhanced delivery strategies. Other noninterest expense increases were also related to this continued expansion, including increases of $642 thousand in marketing and business development and $248 thousand in data processing when comparing the nine months ended September 30, 2017 to the same period last year. Loan production expense, which includes costs related to originating and closing loans, including both loans placed in our portfolio and loans held for sale, increased $537 thousand period over period as a result of the greater number of loans originated during the nine months ended September 30, 2017 compared to the same period in 2016. Partially offsetting these increases were various reductions in certain expense categories. Occupancy and equipment expense for the 2017 period decreased $504 thousand compared to the nine months ended September 30, 2016; included in the 2016 period were $430 thousand in occupancy costs relating to our decision to close three of our less active branch locations, for which there was no comparable expense in the 2017 period. FDIC insurance expenses decreased $131 thousand period over period, largely due to the additional capital raised during the first quarter of 2017. Additionally, noninterest expenses in the third quarter of 2017 were impacted by merger-related cost of $378 thousand; there were no merger-related expenses during the 2016 period.

A comparison between the three months ended September 30, 2017 and September 30, 2016 is presented below.

General

Net income available to common stockholders decreased $35 thousand, or 2.0%, to $1.713 million for the three months ended September 30, 2017 compared to $1.748 million for the three months ended September 30, 2016. Basic and diluted earnings per common share were $0.17 for the third quarter of 2017 compared to $0.25 in the same period of 2016. This decrease in earnings per common share was the result of the 2.8 million increase in the average number of shares outstanding primarily as a result of our issuance of common stock in the offering that closed during the first quarter of 2017. Similar to the nine month discussion above, also impacting the decline in net income available to common stockholders and earnings per share for the third quarter of 2017 were approximately $378 thousand in merger-related expenses associated with the pending Merger. These merger costs, net of taxes, reduced earnings per share by approximately $0.03 for the third quarter of 2017.

Interest Income

Interest income increased $1.3 million, or 13.1%, to $11.1 million for the three months ended September 30, 2017 compared to $9.8 million for the same period of 2016. The increase was almost entirely due to average balance sheet growth quarter over quarter, as the average yield on our interest-earning assets remained unchanged. The average balance of loans (excluding loans held for sale) and leases increased $94.2 million, the average balance of our investment securities increased $15.6 million and the average balance of our other interest earning assets increased $9.5 million quarter over quarter. These increases were partially offset by a $3.4 million decrease in the average balance of loans held for sale. Meanwhile, a 34 basis point decrease in the average yield on our commercial real estate loans, the largest segment of our loan portfolio, due to the loans we have recently originated being made at lower rates than existing loans as a result of market competition, offset increases in the average yield in all other loan categories, loans held for sale and our securities portfolio, resulting in no change in the average yield on total interest earning assets quarter over quarter.

Interest Expense

Interest expense increased $181 thousand, or 15.4%, to $1.4 million for the three months ended September 30, 2017, compared to $1.2 million for the same period of 2016, primarily as a result of increases in the average rate paid on our time deposits and long-term borrowings and the average volume of our short-term borrowings, partially offset by a decrease in the average volume of our long-term borrowings. The average rate paid on our time deposits increased 20 basis points quarter over quarter, partially offset by a two basis point decrease in the average rate on money market accounts and a one basis point decrease each in the average rate on our demand accounts and savings accounts, resulting in a six basis point increase in the average rate paid on our deposits quarter over quarter. For the third quarter of 2017 compared to the same period in 2016, we shifted our borrowings toward more short-term borrowings. Average short term borrowings increased by $35.1 million or 61% while our average long-term borrowings decreased by 75.5%. The average rate paid on our long-term borrowings, however, increased 229 basis points for the same reasons as during the nine month period of 2017. The overall cost of funds during the third quarter of 2017 was 72 basis points compared to 68 basis points for the same period of 2016.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income increased $1.1 million, or 12.8%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $491 thousand for the three months ended September 30, 2017 compared to $402 thousand for the same period in 2016, an increase of $89 thousand. The provision reflects both additional general provisions that are required given the continued growth in the size of our loan portfolio additional specific expense during the third quarter of 2017 partially related to the third quarter addition of two non-performing loans that required specific provisions based upon an evaluation of potential credit losses. We expect the larger of these two loans to be resolved by the end of the first quarter of 2018.

Noninterest Income

Noninterest income was $5.1 million for the three months ended September 30, 2017 compared to $4.4 million for the three months ended September 30, 2016, a $720 thousand or 16.4% increase. This increase was primarily due to increases of $267 thousand in net gains on the sale of portfolio loans and $472 thousand in loan fees, partially offset by a $117 thousand decrease in gains on mortgage banking activities.

Noninterest Expenses

Noninterest expenses increased $1.8 million, or 17.8%, during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This includes approximately $378 thousand in merger-related expenses associated with the pending Merger. The primary reason for the increase in noninterest expenses was a $1.0 million increase in compensation and employee benefits, which increased for the same reasons as discussed above with respect to the nine-month period. In addition, loan production expense increased $235 thousand, marketing and business development expense increased $127 thousand and data processing cost increased $41 thousand quarter over quarter, again for the reasons discussed with respect to the nine-month period. Partially offsetting these increases were small decreases quarter over quarter in most other categories of non-interest expenses as we continue to focus on expense control.

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

	September 30	December 31,
(in thousands)	2017	2016
Non-accrual loans:
Real estate loans:
Construction and land	$925	$-
Residential - first lien	1,640	491
Residential - junior lien	5	37
Commercial	6,859	1,584
Commercial and leases	2,812	4,624
Consumer	-	167
Total non-accrual loans	12,241	6,903
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	124	125
Residential - first lien	289	294
Commercial	-	2,073
Commercial and leases	359	183
Total accruing troubled debt restructured loans	772	2,675
Total non-performing loans	13,013	9,578
Other real estate owned:
Land	1,121	1,220
Commercial	1,012	1,130
Total other real estate owned	2,133	2,350
Total non-performing assets	$15,146	$11,928
Ratios:
Non-performing loans to total gross loans	1.46%	1.17%
Non-performing assets to total assets	1.34%	1.16%

Included in non-accrual loans at September 30, 2017 are five troubled debt restructured loans (“TDRs”) totaling $4.2 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were four TDRs totaling $772 thousand performing subject to their modified terms at September 30, 2017. There were two additional loans restructured during the first nine months of 2017 totaling $901 thousand and one commercial real estate credit for $2.2 million that was downgraded from performing to non-performing in the second quarter of 2017. At September 30, 2017, loans and leases 90 days or more past due and still accruing interest totaled $1.8 million and primarily consisted of one commercial real estate loan in the amount of $1.6 million.

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

Nonperforming assets amounted to $15.1 million, or 1.34% of total assets, at September 30, 2017 compared to $11.9 million, or 1.16% of total assets, at December 31, 2016. Total nonperforming assets increased $3.2 million during the first nine months of 2017.

The composition of our nonperforming assets at September 30, 2017 is further described below:

Non-Accrual Loans:

•	Two construction and land loans totaling $925 thousand, both with specific reserves totaling $182 thousand.
•	Nine residential first lien loans totaling $1.7 million, one with a specific reserve of $2 thousand.
•	One residential junior lien loan in the amount of $5 thousand.
•	Three commercial owner occupied loans totaling $949 thousand, one with a specific reserve of $251 thousand.
•	Eight commercial non-owner occupied loans totaling $5.9 million, three of which represent one relationship, one with a specific reserve of $30 thousand.

•	29 commercial loans totaling $2.8 million, seven with a Small Business Administration (“SBA”) guarantee, eight that include specific aggregate reserves of $1.5 million and two totaling $1.1 million that have been partially charged-off.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $124 thousand.
•	One residential real estate loan in the amount of $289 thousand.
•	Two commercial loans totaling $359 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land in Baltimore County, Maryland.
•	One commercial building in Carroll County, Maryland.
•	One commercial building in Sussex County, Delaware.
•	Several lots of non-residential property in Anne Arundel County, Maryland.

We had OREO of $2.1 million at September 30, 2017 and $2.4 million at December 31, 2016. Cost relating to OREO recorded in noninterest expenses was $149 thousand and $165 thousand for the nine months periods ended September 30, 2017 and 2016 respectively, and $32 thousand and $43 thousand for the three months ended September 30, 2017 and 2016, respectively. Included in these expenses, was a $98 thousand and $83 thousand valuation allowance recorded in the first nine months of 2017 and 2016, respectively, as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount.

Allowance for Credit Losses

We provide for credit losses based upon the consistent application of our documented allowance for credit loss methodology. All credit losses are charged to the allowance for credit losses and all recoveries are credited to it. Additions to the allowance for credit losses are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for credit losses in accordance with GAAP. The allowance for credit losses consists primarily of two components:

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

We evaluate the allowance for credit losses based upon the combined total of the specific and general components. Generally, when the loan portfolio increases, absent other factors, the allowance for credit loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally, when the loan portfolio decreases, absent other factors, the allowance for credit loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

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

At September 30, 2017 and December 31, 2016, impaired loans were $13.1 million and $9.9 million, respectively. The amount of impaired loans requiring specific reserves totaled $5.4 million at September 30, 2017 and $3.8 million at December 31, 2016. The increase in specific reserve during the first nine months of 2017 was primarily driven by the downgrade of five credits during the third quarter totaling $4.0 million with specific reserves totaling $637 thousand. The amount of impaired loans without a specific valuation allowance totaled $7.7 million and $6.1 million, respectively, at September 30, 2017 and December 31, 2016.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated:

	Nine months ended	Twelve months ended
(in thousands)	September 30, 2017	December 31, 2016
Balance at beginning of year	$6,428	$4,869
Charge-offs:
Real estate
Construction and land loans	-	(216)
Residential first lien loans	(132)	-
Residential junior lien loans	(31)	-
Commercial owner occupied loans	-	(191)
Commercial non-owner occupied loans	-	-
Commercial loans and leases	(1,605)	(234)
Consumer loans	(108)	(20)
	(1,876)	(661)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	-
Residential junior lien loans	1	-
Commercial owner occupied loans	-	40
Commercial non-owner occupied loans	5	5
Commercial loans and leases	43	101
Consumer loans	29	37
	78	183
Net charge-offs	(1,798)	(478)
Provision for credit losses	1,031	2,037
Balance at end of year	$5,661	$6,428
Net charge-offs to average loans and leases	0.21%	0.06%

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

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$657	8.9%	$511	8.9%
Residential first lien loans	544	22.4	454	23.7
Residential junior lien loans	117	4.6	89	4.3
Commercial owner occupied loans	430	17.4	327	16.3
Commercial non-owner occupied loans	1,453	25.6	1,120	26.4
Commercial loans and leases	2,368	20.6	3,800	19.8
Consumer loans	92	0.5	127	0.6
Total	$5,661	100.0%	$6,428	100.0%

(1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, principal repayments and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset Liability Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2017 and December 31, 2016. We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

1)	Expected loan demand;
2)	Expected deposit flows and borrowing maturities;
3)	Yields available on interest-earning deposits and securities; and
4)	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-earning deposits and short-term securities.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017 and December 31, 2016, cash and cash equivalents totaled $51.2 million and $39.4 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2017 and December 31, 2016, we had $173.9 million and $127.1 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $55.6 million and $46.2 million at September 30, 2017 and December 31, 2016, respectively, and $118.2 million and $80.9 million in unused lines of credit to borrowers at September 30, 2017 and December 31, 2016, respectively. In addition to commitments to originate loans and unused lines of credit, we had $10.7 million and $9.7 million in letters of credit at September 30, 2017 and December 31, 2016, respectively. Certificates of deposit due within one year of September 30, 2017 totaled $176.7 million, or 20.5% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates, that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less.

Our primary investing activity is originating loans. During the first nine months of 2017 and 2016 cash used to fund net loan growth was $75.7 million and $53.0 million, respectively. During the first nine months of 2017 we utilized cash to purchase additional securities totaling $49.7 million while receiving $17.5 million as a result of securities maturing. For the same period in 2016 we purchase additional securities totaling $71.8 million and we received $77.5 million from security maturities. Additionally, during 2017 we have received $19.0 million in cash from the maturities of interest bearing deposits with banks, while there were no such maturities during the same period of 2016.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $53.4 million during the nine months ended September 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $119.0 million at September 30, 2017 compared to $100.0 million at December 31, 2016. At September 30, 2017, we had the ability to borrow up to a total of $244.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

Bancorp and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017 and December 31, 2016, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2017 and December 31, 2016 are as follows:

(in thousands)	September 30, 2017	December 31, 2016

Unfunded loan commitments	$55,626	$46,194
Unused lines of credit	118,243	80,876
Letters of credit	10,729	9,660

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the consolidated balance sheets at September 30, 2017 or December 31, 2016 as a liability for credit loss related to these commitments.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.   Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

2.1	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on August 18, 2017) (The schedules and some exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)
10.1	Form of Stockholder Agreement by and among Howard Bancorp, Inc., Howard Bank and the directors, executive officers and certain stockholders of First Mariner Bank (included as Exhibit 1 to the Agreement and Plan of Reorganization filed as Exhibit 2.1 hereto)
10.2	Employment Agreement between Howard Bank and Steven M. Poynot dated as of March 12, 2017 - field herewith
10.3	First Amendment to Employment Agreement between Howard Bank and Steven M. Poynot dated as of May 24, 2017 - field herewith
10.4	First Amendment to Employment Agreement between Howard Bank and Robert A. Altieri dated as of May 24, 2017 - field herewith
10.5	First Amendment to Employment Agreement between Howard Bank and James D. Witty dated as of May 24, 2017 - field herewith
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

November 7, 2017	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
PRESIDENT AND CEO

November 7, 2017	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

