Form 10-K
period 2017-12-31
Howard Bancorp Inc
filed 2018-03-15
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

3301 Boston Street, Baltimore, MD	21224
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

 The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2017, was approximately $168.7 million. At February 28, 2018, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 9,827,072.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders.

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including our planned new branch in Columbia, Maryland, opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships;

•	statements with respect to expected benefits and other impacts of our acquisition of First Mariner Bank, including expected increases in non-interest expenses resulting from the merger;

•	impact of recent branch closures and the opening of our anticipated new branch on expenses;

•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;

•	expected continued focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;

•	the expected impact of the recently enacted Tax Cuts and Jobs Act;

•	expected increases in occupancy and equipment expenses;

•	statements with respect to our allowance for credit losses, and the adequacy thereof;

•	our expectations regarding the pending sale of OREO properties, including the timing and impact thereof;

•	statement with respect to having adequate liquidity levels and future sources of liquidity;

•	our belief that we will retain a large portion of maturing certificates of deposit;

•	the impact on us of recent changes to accounting standards;

•	future cash requirements relating to commitments to extend credit; and

•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	potential problems in connection with the recent acquisition of First Mariner Bank, as further discussed in “Item 1A. Risk Factors”;

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loss of key personnel; and

•	other risk discussed in this report.

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

Howard Bank

Howard Bank is a Maryland-chartered trust company that was formed in March 2004 and commenced banking operations in August 2004. Howard Bank has currently chosen not to seek and exercise trust powers, and our business, powers and regulatory structure are the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has four operating subsidiaries, three of which hold foreclosed real estate and the other of which owns and manages real estate that we use for one of our branch locations and that also contains office and retail space.

Howard Bank is headquartered in Ellicott City, which is located in Howard County, Maryland. The Bank has branches in Howard County as well as in Anne Arundel County, Baltimore County, Baltimore City, Cecil County and Harford County in Maryland. We operate a general commercial banking business, making various types of loans and accepting deposits. We originally focused on marketing our financial services to small and medium sized businesses and their owners, professionals and executives, and high-net-worth individuals (the “mass affluent”) and, while this remains our primary marketing focus, during the last few years we have expanded our deposit and mortgage offerings to meet the financial needs of consumers generally.

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

Our primary source of revenue is net interest income, with fees generated by lending, mortgage banking and depository service charges constituting a smaller, but growing, percentage of revenues. We have positioned our balance sheet to hold a high percentage of earning assets and, in turn, to have those earning assets dominated by loans rather than investment securities. Generally speaking, our loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Our underwriting and lending teams have allowed us to be successful in gaining market share while continuing to maintain solid asset quality ratios, an approach that is fundamental to our culture. In our efforts to drive revenue growth, we continue to invest in our infrastructure and talent with the long-term view of building the dominant Greater Baltimore bank. At all times, our revenue-generating activities and expenditures are viewed with an eye towards investor returns while not exceeding risk tolerance thresholds set by management and our board of directors.

Our leadership team is deep and experienced both as it relates to tenure with the Company as well as industry experience. Our Chairman and CEO, Mary Ann Scully, founded the Company and has over 35 years of banking experience, mainly in senior executive roles with larger financial institutions. In addition, the Company employs a strong stable of next level senior leadership, which it believes is critical for successful implementation of our strategic initiatives. It is this leadership experience that has driven the Company’s growth since its founding. In addition to organic growth, the Company has completed and integrated one whole bank acquisition, one FDIC-assisted transaction and two branch acquisition transactions, as further discussed below. We consider this to be a critical component of furthering future growth and will continue to cultivate and pursue strategic initiatives provided they generate meaningful long-term stockholder returns.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. During the past several years we have expanded our branch locations both through opening new branches and acquiring branch offices via acquisition, as we have done with the 14 branches acquired in the First Mariner Bank merger, discussed below. While we anticipate opening additional branches in the counties where we now operate and in contiguous counties over the next several years, other than a planned new location in Columbia, Maryland, we currently have no definitive plans or agreements in place with respect to any additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions - in whole or in part (through business line spin-offs, branch sales or the hiring of teams of individuals) will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending and deposit gathering (especially non-interest bearing transactional deposits), our demonstrated ability to attract additional investment and capital, and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit.

General Development of the Business

On February 1, 2017, Howard Bancorp closed an underwritten public offering pursuant to which, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, we sold 2,760,000 shares of our common stock at the public offering price of $15.00 per share. Gross proceeds raised in the offering, before underwriting discounts and expenses of the offering, was approximately $41.4 million.

On May 6, 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to the U.S. Department of the Treasury (“Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date.

On August 28, 2015, we completed our acquisition of Patapsco Bancorp, Inc., the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into Howard Bancorp pursuant to the Agreement and Plan of Merger dated as of March 2, 2015, as amended, by and between the Company and Patapsco Bancorp. As a result of the merger, each outstanding share of common stock of Patapsco Bancorp was converted into the right to receive, at the holder’s election, $5.09 in cash or 0.3547 shares of our common stock, provided that (i) cash was paid in lieu of any fractional shares of our common stock and (ii) 20% of the shares of common stock of Patapsco Bancorp outstanding at the time of the merger were exchanged for cash in the merger, with the remaining shares of Patapsco Bancorp common stock exchanged for an aggregate of 560,891 shares of our common stock. The aggregate merger consideration was $10.064 million. In connection with the merger, immediately thereafter Patapsco Bank merged with and into the Bank, with the Bank the surviving bank. We acquired The Patapsco Bank’s four branches in the merger.

In October 2014, the Bank assumed all of the deposits and acquired essentially all of the assets of NBRS Financial Bank (“NBRS”) from the FDIC, as receiver for NBRS, pursuant to the terms of the Purchase and Assumption Agreement, dated as of October 17, 2014, by and among the FDIC, Receiver of NBRS, the FDIC and Howard Bank. We acquired five new branch locations, located in Harford and Cecil Counties in Maryland and Lancaster County in Pennsylvania (the Pennsylvania location was later closed), as a result of this acquisition. The acquisition added $135.6 million in assets and generated a bargain purchase gain of $16.1 million before tax and expanded our geographic reach.

In August 2014 Howard Bank purchased from NBRS its branch located at 800 Revolution Street, Havre de Grace, Maryland. Pursuant to the branch purchase, the Bank acquired $16.1 million in loans and $18.7 million in deposits. In connection with its purchase of the branch, the Bank made a net cash payment of $2.4 million, including a premium of approximately $384,000.

In August 2013, the Bank purchased from Cecil Bank its branch located at 3 West Bel Air Avenue, Aberdeen, Maryland. Pursuant to the transaction, the Bank acquired $37.1 million in loans and $35.2 million in deposits from Cecil Bank, as well as the branch premises and equipment at their book value. In connection with its purchase of the branch from Cecil Bank, the Bank made a net cash payment to Cecil Bank of $3.2 million, including a premium of approximately $240,000.

Recent Developments

On March 1, 2018, we completed our acquisition of First Mariner Bank (“First Mariner”) through the merger of First Mariner with and into Howard Bank pursuant to the Agreement and Plan of Reorganization dated as August 14, 2017, as amended, by and between the Company, Howard Bank and First Mariner. As a result of the merger, each outstanding share of common stock of First Mariner was converted into the right to receive 1.6624 shares of Howard Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,230 shares of our common stock, which was valued at approximately $164.6 million based on Howard Bancorp’s closing stock price of $18.00 on February 28, 2018. As indicated previously, we acquired 14 branch locations in this merger.

Our Market Area

Our headquarters are located in Ellicott City, Maryland, and we consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We also have loans in our loan portfolio that are outside our market area, although to grow our loan portfolio we do not actively solicit business outside our primary market.

As of December 31, 2017, we had 14 full services branches, located throughout Maryland:

HOWARD COUNTY
Snowden River	Maple Lawn	Centennial Place
6011 University Blvd.	10985 Johns Hopkins Rd.	10161 Baltimore National Pk.
Suite 150	Laurel, MD 20723	Ellicott City, MD 21042
Ellicott City, MD 21043

ANNE ARUNDEL COUNTY
Defense Highway
116 Defense Hwy.
Annapolis, MD 21401

BALTIMORE COUNTY
Towson	Dundalk	Parkville
22 W Pennsylvania Ave.	1301 Merritt Blvd.	2028 E. Joppa Rd.
Towson, MD 21204	Baltimore, MD 21222	Baltimore, MD 21234

BALTIMORE CITY
Hampden	Remington
821 W. 36th St.	2700 Remington Ave. Suite 100
Baltimore, MD 21211	Baltimore, MD 21211

HARFORD COUNTY
Aberdeen	Havre de Grace	Dublin
3 West Bel Air Ave.	800 Revolution St.	3535 Conowingo Rd.
Aberdeen, MD 21001	Havre de Grace, MD 21078	Street, MD 21154

CECIL COUNTY
Rising Sun	Elkton
6 Pearl St.	305 Augustine Herman Hwy.
Rising Sun, MD 21911	Elkton, MD 21921

Competitive Position

We believe that our position as a community bank with over $1 billion in assets positions us well to navigate the ongoing market consolidation and heightened regulatory environment. We continue to have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services in a highly efficient manner and thus avoid the risk of impairment of operating earnings faced by some banks that, we believe, are locked into legacy systems and are finding the onslaught of new regulations and evolving consumer expectations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We further believe the current economic and regulatory environment will continue to result in greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

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

Lending Activities

General

Our primary market focus is on making loans to and gathering deposits from small and medium size businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area. Our loans are made to customers primarily in the Greater Baltimore market. Our lending activities consist generally of short to medium term commercial lending, commercial mortgage lending for both owner occupied and investment properties, residential mortgage lending and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

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

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investment properties (including residential properties). We generally will finance owner occupied commercial real estate at a maximum loan–to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the underlying credit of the owner for owner occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans. Most of our real estate loans carry fixed interest rates and amortize over 20 - 25 years but have five- to seven-year maturities. Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants. Substantially all of our commercial real estate loans are secured by properties located in our market area.

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

Mortgage Banking

Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by the residences of borrowers. Borrowers use second mortgage and home equity lines of credit for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates, with maturities ranging from three months to 30 years.

In general, we make residential mortgage loans based on the borrower’s ability to repay the loan from his or her salary and other income; such loans are secured by residential real estate, the value of which is generally readily ascertainable. We make these loans consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. We generally make residential mortgage loans and home equity lines of credit secured by owner-occupied property within the guidelines of our regular purchasers of these loans.

Howard Bank generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. We offer products available to customers through a retail network of mortgage loan officers and bankers as well as a sales force offering our customers direct telephone access to our products.

The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its loan purchasers, at times it also employs the services of the purchaser to underwrite the loans. Because the loans are originated within purchaser guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the purchaser if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by purchaser but can be up to approximately 12 months after sale of the loan to the purchaser. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, follow purchaser guidelines, and carry private mortgage insurance, where applicable.

The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes “best efforts” in delivering to purchasers. Under a “best efforts” contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to a purchaser and the purchaser commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the purchaser commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the purchaser has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, we do not expect to incur any gain or loss on the rate lock commitments.

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

Employees

Howard Bank has 300 full-time and six part-time employees as of December 31, 2017. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was $18.7 million as of December 31, 2017, and we further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $15.0 million (as of December 31, 2017), which in-house limit can be exceeded on a limited basis. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

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

SUPERVISION AND REGULATION

Howard Bancorp, Inc.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to regulation and examination by the FRB and the Commissioner, and are required to file periodic reports and any additional information that the FRB and the Commissioner may require. In addition, the FRB and the Commissioner have enforcement authority over Howard Bancorp, Inc., which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Howard Bancorp from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of a bank, as defined in the BHC Act. The determination whether an investor “controls” bank is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a bank or other company if the party: (i) owns or controls 25% or more of any class of voting securities of the bank or other company; (ii) can elect or appoint a majority of the board of directors, or similar body, of the bank or other company; or (iii) exercises a "controlling influence" over the bank or other company. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 and (ii) no other person owns, controls or has the power to vote a greater percentage of that class of voting securities. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Howard Bancorp were to exceed certain thresholds, the investor could be deemed to “control” Howard Bancorp for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk weighted assets. See “— Capital Requirements.” The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Under the prompt corrective action rules, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Howard Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

The status of Howard Bancorp, Inc. as a registered bank holding company under the BHC Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Howard Bank

Howard Bank is a Maryland-chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Commissioner and the FDIC. The regulations of these agencies govern most aspects of Howard Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Howard Bank generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), and not for the purpose of protecting Howard Bancorp, Inc. or its stockholders.

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

Financial Institutions Article of the Maryland Annotated Code

The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”) contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Commissioner in its supervision and regulation of state-chartered banking institutions. The Commissioner may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

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

Additionally, subject to a transition schedule, the regulations limit a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless Howard Bank elects to opt-out from this treatment, which it has.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized, as set forth in the next sentence. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 ratio of 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2017, Howard Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Howard Bank has been “well capitalized” since it commenced its business operations.

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

Dividends

Howard Bancorp, Inc. is a legal entity separate and distinct from Howard Bank. Virtually all of Howard Bancorp’s revenue available for the payment of dividends on its common stock results from dividends paid to Howard Bancorp by Howard Bank. Under Maryland law, Howard Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Commissioner, from its surplus in excess of 100% of its required capital stock. Also, if Howard Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, Howard Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Howard Bank being in an unsafe and unsound condition.

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

Maryland Regulatory Assessment

The Commissioner annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. During 2017, amounts in transaction accounts above $15.5 million and up to $99.6 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $99.6 million required reserves of $2,988,000 plus 10% of the amount in excess of $99.6 million. The FRB changes its reserve requirements on an annual basis and Howard Bank is subject to new requirements for 2018. Howard Bank was in compliance with its reserve requirements at December 31, 2017 and is in compliance with its current reserve requirements.

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

Consumer Protection Laws

Howard Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Howard Bank for compliance with CFPB rules and will enforce CFPB rules with respect to Howard Bank.

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

Risk Factors Related to the Recent Merger with First Mariner Bank

Combining the two banks may be more difficult, costly or time-consuming than expected.

The success of the merger will depend, in part, on our ability to successfully combine the business of the former First Mariner into the business of Howard Bank. To realize the anticipated benefits of the merger, we must successfully integrate First Mariner’s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of our business or inconsistencies in standards, controls, procedures and policies that adversely affect the combined bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect our ability to successfully conduct our business in our markets, particularly in the areas in which the former First Mariner branches are located, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers, including former customers of First Mariner, or cause customers, including former First Mariner customers, to remove their accounts from Howard Bank and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period following the recent after consummation of the merger.

We may fail to realize the anticipated cost savings resulting from the merger.

While we believe that we will achieve cost savings from the merger when the two banks have been fully integrated, it is possible that the estimates of the potential cost savings could turn out to be incorrect. The actual integration may result in additional and unforeseen expenses, and therefore we may not realize the anticipated cost savings of the merger. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than we anticipate. If we are not able to adequately address integration challenges, we may be unable to successfully integrate Howard Bank’s and First Mariner’s former operations or to realize the anticipated benefits of the integration of the two banks.

The market price of our common stock may be affected by factors different from those that affected our shares prior to the merger.

Our business differs in important respects from that conducted by First Mariner prior to the merger and, accordingly, the results of operations of the combined bank and the market price of our common stock may be affected by factors different from those that affected Howard Bancorp’s independent results of operations and the market price of our common stock prior to the merger.

The market price of Howard common stock may decline as a result of the merger.

The market price of our common stock may decline as a result of the merger if we do not achieve the perceived benefits of the merger or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, existing Howard Bancorp stockholders, including former First Mariner stockholders, may not wish to continue to invest in the combined entity, or for other reasons may wish to dispose of some or all of their shares of Howard Bancorp; significant sales of our common stock following the merger, or the expectation that such sales may occur, may depress the market price of our common stock.

Our management has broad discretion as to the use of assets acquired from First Mariner, and may not use these assets effectively.

Our management has broad discretion in the application of the assets acquired in the merger and could utilize the assets in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to utilize these assets effectively could have a material adverse effect on the Company, delay the development of products and cause the price of our common stock to decline.

Risk Factors Relating to Our Business and Our Common Stock

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

We are subject to certain operational risks including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We rely heavily on data processing, software, communication, and information systems on a variety of computing platforms and networks and over the Internet to conduct our business. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our clients’ devices have been subject to, and are likely to continue to be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. System failure or errors, security breaches in our Internet banking activities or other communication and information systems, or other technology difficulties or failures, could result in information being lost or misappropriated, interrupt of our operations, damage our reputation, result in a loss of customer business, cause us to incur expenses to rectify, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. We rely on standard Internet and other security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from damage or compromises or breaches of our security measures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

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

We sell in the secondary market most residential mortgage loans that we originate, earning noninterest income in the form of gains on sale and fees in connection with originating these loans. The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship-based and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production or the rate of growth of production. Further, when interest rates rise, as is expected in the near term, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our residential lending department.

As discussed in “Item 1. Business — Mortgage Banking,” most loans that we sell in the secondary market are with recourse. Therefore, we may be required to repurchase a previously sold mortgage loan or indemnify the purchaser if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents, if the mortgagor has defaulted early in the loan term, or noncompliance with applicable law. While to date we have had to repurchase only a minimal amount of loans previously sold, should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact the market price of our common stock.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease to earnings. Material additions to the allowance could materially decrease our net income. If delinquencies and defaults should increase, we may be required to further increase our provision for loan losses.

In addition, if the loans we acquired in our acquisitions of First Mariner or Patapsco Bancorp do not perform as we have estimated, our allowance for credit losses may not be adequate. See “We have relatively limited or no experience with the performance of loans acquired in our acquisitions of Patapsco Bancorp and First Mariner. Certain of our estimates related to accounting for acquired loans may differ from actual results,” below.

Significant increases to our allowance materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs to the allowance for credit losses. Any increase in the allowance for credit losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will become effective for us on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

We have relatively limited experience with the performance of loans acquired in our recent acquisitions of First Mariner and Patapsco Bancorp. Certain of our estimates related to accounting for acquired loans may differ from actual results.

We acquired First Mariner on March 1, 2018 and Patapsco Bancorp in August 2015. It is difficult to assess the future performance of loans recently added to our portfolio as part of these acquisitions because our relatively limited experience with such loans does not provide us with a significant history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

In addition, under generally accepted principles for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.

If the estimates we have made regarding the performance of loans we have acquired are inaccurate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by us as impaired, which would result in a reduction in interest income. The tangible book value we measure is based in part on these estimates, and if fair value estimates differ from actual collectability, then subsequent earnings may also differ from original estimates. Measures of tangible book value and earnings impact of business combinations are frequently used in evaluating the merits and value of business combinations. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

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

Competition in the banking and financial services industry within our market area is intense. In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. There are also a number of smaller community-based banks that pursue similar operating strategies as Howard Bank. In addition, some of our competitors have recently offered loans with lower fixed rates and on more attractive terms than we have been willing to offer. Our continued profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest earning assets and profitability. See “Item 1. Business -Competition” for more information about competition in our market area.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates and for non-banks to offer products and services that have traditionally been provided by banks. Additionally, due to their size, many of our competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our ability to successfully compete in our market area, and competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future. Further, if we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

Furthermore, competition in the banking and financial services industry is coming not only from traditional competitors but from technology-oriented financial services (“FinTech”) companies, which are subject to limited regulation. They offer user friendly front-end, quick turnaround times for loans and other benefits. While we are considering the possibility of developing relationships with FinTech companies for efficiency in processing and/or as a source of loans and other benefits, we cannot limit the possibility that our customers or future prospects will work directly with a FinTech company instead. This could impact our growth and profitability going forward.

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

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably or increase profitability. See “Supervision and Regulation” for more information about applicable banking laws and regulations. Further, if we are not in compliance with such requirements, we could be subject to fines or other regulatory action that could restrict our ability to operate or otherwise have a material adverse effect on our business and financial condition. Although we believe we are in material compliance with all applicable regulations, it is possible there are violations of which we are unaware that could be discovered by our regulators in the course of an examination or otherwise, which could trigger such fines or other adverse consequences.

Further, regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for credit losses. If regulators require Howard Bank to charge off loans or increase its allowance for credit losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulation, legislation or supervisory action, may have a material impact on our operations. For a further discussion, see “Supervision and Regulation.”

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the services and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Howard Bank specifically, at a competitive disadvantage compared to less regulated competitors.

The Company and the Bank have implemented an enhanced organizational structure to ensure that our risk management activities are scaled to the entire enterprise. The office of strategic risk management, reporting to an executive vice president with direct reporting to the CEO and a dotted line reporting to the full board, is responsible for credit, compliance and operational, physical and IT security, legal, reputational and other on and off balance sheet risks.

Further, as a public company, we incur significant legal, accounting, insurance and other expenses in connection with compliance with rules of the SEC and The Nasdaq Stock Market LLC.

Non-Compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions.

Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with Treasury’s Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, we cannot assure you that these policies and procedures will be effective in preventing violations of these laws and regulations.

Adverse changes in economic conditions could adversely affect our business, results of operations and financial condition.

Our business and earnings are affected by general business conditions in the United States as well as in our local market area. We continue to operate in a challenging and uncertain economic environment. Since the recession ended almost nine years ago, economic growth has been slow by historic standards and uneven. Further, the current expansion is already the third longest in U.S. history, and many economists believe that the risk of a recession in the medium-term (2019-2020) is increasing. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. Economic uncertainties even outside of a recession, including concerns about U.S. debt levels, tariffs on imports into the United States, Congress’ inability to pass yearly budgets, and cuts in government spending, may negatively impact economic conditions going forward. A return to elevated levels of unemployment, declines in the values of real estate, or other events that negatively affect household and/or corporate incomes may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Our profitability depends on interest rates, and changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our results of operations depends to a large extent on our “net interest income,” which is the difference between the interest income received from our interest-earning assets, such as loans and investment securities, and the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce loan demand and our ability to originate loans (which would also decrease our ability to generate noninterest income through the sale of loans into the secondary market), and make it more difficult for borrowers to repay adjustable-rate loans or otherwise decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results. Fluctuations in interest rates are highly sensitive to many factors that are not predictable or controllable. Therefore, while we attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest-earning assets and interest bearing liabilities, we might not be able to maintain a consistent positive spread between the interest that we receive and the interest that we pay. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations.

In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits could be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected.

Furthermore, the FRB, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of Treasury and mortgage-backed securities. If the FRB continues to increase the federal funds rate in the near term, as is expected, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. If rates remain relatively low it could create deflationary pressures, which while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our commercial borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the interest rates on existing loans and securities.

Requirements to hold more capital could have a material adverse effect on our financial condition and operations.

In July 2013, the bank regulators adopted a final rule for the Basel III capital framework. These rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies and substantially amend the regulatory risk-based capital rules applicable to us. The rules apply to Howard Bank and Howard Bancorp. The rules include a capital conservation buffer that phases in over a period of years that began in 2016 and will become fully effective in 2019. Failure to satisfy any of the capital requirements, including with the applicable “buffer” amount, will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that could be utilized for such actions if the capital requirements of the buffer are not fully satisfied. Beginning January 1, 2018, Howard Bancorp and the Bank’s risk-based capital requirements, with the applicable buffer, are (i) a common equity Tier 1 ratio of 6.375%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 7.875% and (iii) a total capital ratio of 9.875%. The capital conservation buffer does not apply to our leverage ratio requirement, which will remain at 4.0%. Once the capital conservation buffer is fully phased in on January 1, 2019, the resulting requirements will be a common equity Tier 1 ratio of 7.0%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. These increased capital requirements may have a material adverse impact on our liquidity and results of operations, or the failure to satisfy such requirements may result in our inability to pay dividends on or repurchase shares of our common stock, which could also negatively impact the market price of our stock, and may negatively impact our ability to retain personnel if our ability to pay retention bonuses is compromised.

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

Because the Bank serves a limited market area, we are susceptible to economic downturns in our market area.

Our lending and deposit operations are concentrated in the Greater Baltimore Metropolitan Area. Broad geographic diversification is not currently part of our community bank focus. As a result, our success depends in part on economic conditions in our markets. Adverse changes in economic conditions in our primary market area could reduce our deposit base and demand for our services and products and negatively impact growth in our loans and deposits, impair our ability to collect on our outstanding loans, increase credit losses, problem loans and charge-offs, and otherwise negatively affect our performance and financial condition. Declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral. In addition, adverse changes in economic conditions in and around our market area may more severely impact our business and financial condition than are our larger, more geographically diverse competitors. Our larger bank competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market areas.

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

Changes in tax laws may negatively impact our financial performance.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, contain a number of provisions that could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Among the changes are: lower limits on the deductibility of mortgage interest on single family residential mortgages; limitations on deductibility of business interest expense; and limitations on the deductibility of property taxes and state and local income taxes. Such changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, as well as on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for mortgage loans would decrease, which could have a material adverse effect on our mortgage banking operations and as a result on our revenues, net income, operating results and financial condition. In addition, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could adversely affect our business, financial condition and results of operations.

We are subject to liquidity risks.

Market conditions could negatively affect the level or cost of available liquidity, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits are our primary source of funding, but this is supplemented by FHLB advances, the FRB Discount Window, and other purchased funds. A significant decrease in our core deposits, an inability to renew FHLB advances or access the Discount Window, an inability to obtain alternative funding to core deposits or our other traditional sources of funds, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

We depend heavily on six key employees, Mary Ann Scully, Robert A. Altieri, George C. Coffman, Steven M. Poynot, Charles E. Schwabe and James D. Witty, to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our President and Chief Executive Officer, Mr. Altieri is an Executive Vice President, President of our Mortgage Banking Division and our Chief Specialty Lending Officer, Mr. Coffman is an Executive Vice President and our Chief Financial Officer, Mr. Poynot is an Executive Vice President and Chief Administrative Officer, Mr. Schwabe is an Executive Vice President, our Secretary and our Chief Risk Officer, and Mr. Witty is an Executive Vice President and our Chief Lending Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe our senior management team possesses valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully, Mr. Altieri, Mr. Coffman, Mr. Poynot, Mr. Schwabe and Mr. Witty and acquired key-person life insurance on each such executive officer, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully, Mr. Altieri, Mr. Coffman, Mr. Poynot, Mr. Schwabe or Mr. Witty could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

State and federal banking agencies, including the FRB, the FDIC and the Commissioner, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a state or federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Our expansion plans will require regulatory approvals, and failure to obtain them may restrict our growth.

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

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.

Our investment securities portfolio is subject to risks beyond our control that may significantly influence its fair value. These include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base their fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

Further, most of our securities investment portfolio as of December 31, 2017 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments.” ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

The failure to maintain our reputation may materially adversely affect our ability to grow and generate revenue.

Our reputation is one of the most valuable components of our business. Damage to our reputation could undermines the confidence of clients and prospects in our ability to serve them and therefore could negatively affect our earnings. Damage to our reputation also could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation ultimately would have an adverse effect on our ability to maintain and grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively. The considerable expansion in the use of social media over recent years has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to any incidents negatively impacting our reputation, it could have a material and long-term negative impact on our business and, therefore, our operating results.

Anti-takeover provisions in our corporate documents and in federal and state law may make it difficult and expensive to remove current management.

Anti-takeover provisions in our articles of incorporation and bylaws and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire Howard Bancorp, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately.

Our articles of incorporation limit the liability of our directors and officers and the rights of us and our stockholders to take action against our directors and officers.

Our articles of incorporation eliminates our directors’ and officers’ liability to us and our stockholders for money damages to the fullest extent permitted by Maryland law. Our articles of incorporation and bylaws also require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

We may be unable to, or choose not to, pay dividends on our common stock.

We cannot assure you of our ability to pay dividends. Our ability to pay dividends depends on the following factors, among others:

•	We may not have sufficient earnings as our primary source of income, the payment of dividends to Howard Bancorp by Howard Bank, is subject to federal and state laws that limit the ability of that bank to pay dividends;

•	FRB policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition; and

•	our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.

If we fail to pay dividends in the future, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event the Bank becomes unable to pay dividends to Howard Bancorp, we may not be able to service our debt or pay our other obligations or pay dividends on our common stock. Accordingly, Howard Bancorp’s inability to receive dividends from Howard Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in Howard Bancorp and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 20 million shares of common stock, 9,827,072 of which are outstanding as of February 28, 2018. Our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. The board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of the board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located in Ellicott City, Maryland. As of December 31, 2017, the Bank owns eight full-service branches and leased its remaining branches. See Note 9 to the Consolidated Financial Statements, “Premises and Equipment,” for additional information.

At December 31, 2017, we owned the following properties, which had a book value of $15.2 million:

Branch Location	Address	Description

Maple Lawn [1]	10985 Johns Hopkins Road	Full service branch with drive-thru
Laurel, MD 20723

Centennial	10161 Baltimore National Pike	Full service branch with drive-thru
Ellicott City, MD 21042

Aberdeen	3 West Bel Air Avenue	Full service branch with drive-thru
Aberdeen, MD 21001

Rising Sun	6 Pearl Street	Full service branch with drive-thru
Rising Sun, MD 21911

Elkton [1]	305 Augustine Herman Highway	Full service branch with drive-thru
Elkton, MD 21921

Dublin	3535 Conowingo Road	Full service branch with drive-thru
Street, MD 21154

Dundalk	1301 Merritt Boulevard	Full service branch with drive-thru
Dundalk, MD 21222

Parkville [1]	2028 East Joppa Road	Full service branch with drive-thru
Parkville, MD 21235

Office Location	Address	Description

Innovation Center	10161 Baltimore National Pike	Information technology and other
	Ellicott City, MD 21042	support functions

(1)	The premises are owned, but are subject to a ground lease.

We leased the following branches at December 31, 2017:

Branch Location	Address	Description

Snowden River	6011 University Boulevard, Suite 150	Full service branch with drive-thru
Ellicott City, MD 21043

Defense Highway	116 Defense Highway	Full service branch with drive-thru
Annapolis, MD 21401

Towson	22 West Pennsylvania Avenue	Full service branch with drive-thru
Baltimore, MD 21204

Havre de Grace	800 Revolution Street	Full service branch with drive-thru
Havre de Grace, MD 21078

Hampden	821 West 36th Street	Full service branch
Baltimore, MD 21211

Remington	2700 Remington Avenue, Suite 100	Full service branch
Baltimore, MD 21211

We lease the following facilities unless otherwise noted:

Office Location	Address	Description

Corporate Office	6011 University Boulevard, Suite 370	Corporate headquarters
Ellicott City, MD 21043

Towson Office	22 West Pennsylvania Avenue, Suite 102	Regional headquarters
Baltimore, MD 21204

Annapolis Office	1997 Annapolis Exchange Parkway, Suite 140	Regional banking office and regional
	Annapolis, MD 21401	mortgage banking office

Columbia Mortgage Office	8820 Columbia 100 Parkway	Regional mortgage banking office
Columbia, MD 21045

Timonium Mortgage Office	1954 Greenspring Drive, Suite 165	Regional mortgage banking office
Timonium, MD 21093

Rockville Mortgage Office	1572 Crabb Branch Way, Suite 2D	Regional mortgage banking office
Rockville, MD 20855

Reisterstown Mortgage Office	118 Westminster Pike, Suite 106	Regional mortgage banking office
Reisterstown, MD 21136

Dundalk	1301 Merritt Boulevard	Deposit operation services
Dundalk, MD 21222

Parkville [1]	2028 East Joppa Road	Loan operation services
Parkville, MD 21235

(1)	The premises are owned, but are subject to a ground lease.

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

	2017		2016
	Stock price range		Stock price range
Quarter	High	Low	High	Low
First	$19.00	$14.75	$13.33	$11.65
Second	20.70	17.60	13.27	12.01
Third	21.50	16.70	13.75	12.24
Fourth	23.50	18.20	15.25	12.85

At February 28, 2018, we had 428 stockholders of record.

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

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2017	2016	2015	2014	2013
Statements of operations data:
Interest income	$43,026	$38,741	$33,349	$23,360	$17,711
Interest expense	5,167	4,562	3,072	2,402	1,901
Provision for credit losses	1,831	2,037	1,836	3,255	950
Noninterest income	19,524	14,796	11,935	23,256	1,324
Noninterest expense	45,200	38,699	38,261	23,694	13,239
Federal and state income tax expense	3,152	2,936	973	6,853	984
Net income	7,200	5,303	1,142	10,412	1,961
Dividends	-	166	126	126	165
Net income available to common shareholders	7,200	5,137	1,016	10,286	1,796

Per share data and shares outstanding:
Net income per common share, basic	$0.75	$0.74	$0.16	$2.53	$0.44
Net income per common share, diluted	$0.75	$0.73	$0.16	$2.48	$0.44
Book value per common share at period end	$13.47	$12.27	$11.54	$11.36	$8.80
Average common shares outstanding	9,555,952	6,975,662	6,160,005	4,073,077	4,036,291
Diluted average common shares outstanding	9,596,804	6,998,982	6,223,496	4,143,101	4,076,470
Shares outstanding at period end	9,820,592	6,991,072	6,962,139	4,145,547	4,095,650

Financial Condition data:
Total assets	$1,149,950	$1,026,957	$946,759	$691,416	$499,918
Loans receivable (gross)	936,608	821,524	757,002	552,917	403,875
Allowance for credit losses	6,159	6,428	4,869	3,602	2,506
Other interest-earning assets	152,343	152,075	138,137	99,261	60,481
Total deposits	863,908	808,734	747,408	554,039	388,949
Borrowings	148,920	127,574	98,828	67,628	61,658
Total stockholders’ equity	132,253	85,790	92,899	59,643	48,624
Common equity	132,253	85,790	80,337	47,081	36,062

Average assets	1,072,943	970,710	782,441	557,602	428,961
Average stockholders' equity	123,763	86,221	76,143	50,674	47,717
Average common stockholders' equity	123,763	81,896	63,581	38,112	35,155

Selected performance ratios:
Return on average assets	0.67%	0.55%	0.15%	1.87%	0.46%
Return on average common equity	5.82%	6.48%	1.80%	27.32%	5.58%
Net interest margin(1)	3.73%	3.73%	4.08%	3.97%	3.93%
Efficiency ratio(2)	78.77%	79.01%	90.64%	53.59%	77.27%

Asset quality ratios:
Nonperforming loans to gross loans	1.41%	1.17%	1.37%	0.77%	0.79%
Allowance for credit losses to loans	0.66%	0.78%	0.64%	0.65%	0.62%
Allowance for credit losses to nonperforming loans	46.70%	69.24%	46.95%	84.69%	78.76%
Nonperforming assets to loans and other real estate	1.57%	1.41%	1.68%	1.21%	1.37%
Nonperforming assets to total assets	1.28%	1.16%	1.35%	0.97%	1.11%

Capital ratios:
Leverage ratio	11.70%	8.36%	9.90%	8.60%	9.93%
Tier I risk-based capital ratio	12.77%	9.71%	11.47%	10.11%	11.45%
Total risk-based capital ratio	13.72%	10.83%	12.09%	10.73%	12.05%
Average equity to average assets	11.53%	8.88%	9.73%	9.09%	11.12%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help current and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2017 and 2016 and our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

We are headquartered in Ellicott City, Maryland and we consider our primary market area to be the Greater Baltimore Metropolitan Area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services primarily to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

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

In August 2015, we acquired Patapsco Bancorp, the parent company of The Patapsco Bank, through the merger of Patapsco Bancorp with and into Howard Bancorp, immediately followed by the merger of Patapsco Bank with and into the Bank.

In May 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to Treasury under its SBLF program for approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A.

On February 1, 2017, we sold 2,760,000 shares of our common stock resulting in aggregate net proceeds of approximately $38.4 million. We used the proceeds of the offering to pay off the loan to Raymond James Bank, N.A. and retained the remainder. This had a positive impact on our liquidity and capital position in 2017 and provided funds that will continue to allow us to grow our loans and investments.

On March 1, 2018, we acquired First Mariner through the merger of First Mariner with and into Howard Bank. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,230 shares of our common stock, which was valued at approximately $164.6 million.

Financial highlights for the year ended December 31, 2017 are as follows:

•	Primarily as a result of the capital offering, our total stockholders’ equity increased $46.5 million or 54.2%. As anticipated, all of our regulatory capital ratios increased dramatically as a result of the offering.
•	Total assets increased $123.0 million or 12.0%, to $1.1 billion.
•	Loans and leases held in our portfolio grew $115.1 million or 14.0%, to $936.6 million.
•	Deposits increased $55.2 million or 6.8% to $863.9 million, including noninterest-bearing deposit growth of $35.3 million or 19.3%.
•	Net income available to common stockholders increased $2.1 million or 40.1% compared the year ended December 31, 2016.
•	Book value per share increased to $13.47 at December 31, 2017 compared to $12.27 at December 31, 2016.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a reduced, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any tax net operating loss carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, but such changes do not currently impact us.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America (“GAAP”) and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion and make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, income taxes and share based compensation.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. We perform a qualitative assessment annually to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two step impairment test. Determining the fair value under the first step of the goodwill impairment test and determining the fair value if individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. Significant estimates and assumptions include projected future cash flows, discount rates, reflective market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangible assets have become impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations. Based on the results of qualitative assessment, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2017.

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

Share Based Compensation

We follow the provisions of ASC Topic 718 “Compensation – Stock Compensation,” which requires the expense recognition over the respective service period for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. Our practice is to utilize reasonable and supportable assumptions that are reviewed with the appropriate board committee.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2017 and December 31, 2016 balance sheets is presented below.

General

Total assets increased $123.0 million, or 12.0%, to $1.1 billion at December 31, 2017 compared to assets of $1.0 billion at December 31, 2016. This asset growth consisted primarily of increases in our portfolio loans of $115.1 million and investment securities of $38.5 million, partially offset by declines of $19.5 million in interest bearing deposits in banks, $10.4 million in cash and cash equivalents, and $8.9 million in loans held for sale. The primary source of funding for the asset growth was an increase in deposit levels. Customer deposits increased from $808.7 million at December 31, 2016 to $863.9 million at December 31, 2017, an increase of $55.2 million or 6.8%. Supplementing this deposit growth, our borrowings increased $21.3 million during 2017. Primarily as a result of the proceeds from our 2017 capital offering, total stockholders’ equity increased $46.5 million or 54.2% during 2017. As anticipated, all of our regulatory capital ratios increased dramatically as a result of the capital raised in the offering.

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

In addition to our available for sale and held to maturity securities, at December 31, 2017 and December 31, 2016 we held an investment in stock of the Federal Home Loan Bank of $6.5 million and $5.1 million, respectively. This investment is required for continued Federal Home Loan Bank membership and is based partially upon the amount of borrowings outstanding from the FHLB. This Federal Home Loan Bank stock is carried at cost.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2017		2016		2015
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$68,082	$67,740	$34,584	$34,463	$48,467	$48,422
Treasuries	1,505	1,494	1,512	1,504	-	-
Mortgage-backed	2,541	2,479	1,366	1,298	54	57
Other investments	2,579	2,543	1,500	1,463	1,100	1,094
	$74,707	$74,256	$38,962	$38,728	$49,621	$49,573
Held to maturity Corporate debentures	$9,250	$9,421	$6,250	$6,584	$3,000	$3,328

We had available for sale securities of $74.3 million and $38.7 million at December 31, 2017 and December 31, 2016, respectively, which were recorded at fair value. This represents an increase of $35.5 million, or 91.7%, for the year ended December 31, 2017 from the prior year end. The increase in the size of the portfolio was intended to provide additional collateral for certain funding sources, and to provide additional liquidity for the Bank. Nearly $35.0 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements. We did not record any gains or losses on sales or calls of securities in 2017. In 2016 we sold an equity security with a carrying value of $100 thousand issued by a local small financial institution that resulted in a gain upon sale of $96 thousand.

We had securities held to maturity of $9.3 million and $6.3 million at December 31, 2017 and December 31, 2016, respectively, which were recorded at amortized cost. This represents an increase of $3.0 million during 2017, consisting of additional investments in corporate debentures.

With respect to our portfolio of securities available for sale, the portfolio contained 38 securities with unrealized losses of $451 thousand and 12 securities with unrealized losses of $240 thousand at December 31, 2017 and 2016, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. One held to maturity securities was in a loss position at December 31, 2017 while none were in a loss position at December 31, 2016.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2017 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2017
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale
U.S. Government
Agencies	$33,600	1.18%	$34,482	1.48%	$-	-%	$-	-%	$68,082	1.33%
Treasury	1,505	0.83	-	-	-	-	-	-	1,505	0.83
Mortgage-backed	-	-	8	4.55	7	4.98	2,526	2.68	2,541	2.69
	$35,105	1.16%	$34,490	1.48%	$7	4.98%	$2,526	2.68%	$72,128	1.37%
Held to maturity Corporate debentures	$-	-	$-	-	$9,250	6.16	$-	-	$9,250	%

Loan and Lease Portfolio

Total loans and leases increased $115.1 million, or 14.0%, to $936.6 million at December 31, 2017 from $821.5 million at December 31, 2016. This organic growth during 2017 was primarily due to growth in commercial real estate loans (including construction and land development), which increased $81.6 million or 19.3% from 2016 levels. Additionally, commercial and industrial loans grew $26.0 million and residential junior lien loans increased $8.0 million. Residential real estate loans and the consumer loan portfolio declined $609 thousand or less than 1% during 2017 from their year-end 2016 levels.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
(dollars in thousands)	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$74,398	7.9%	$72,973	8.9%	$69,385	9.1%	$64,158	11.6%	$50,884	12.6%
Residential - first lien	194,896	20.8	195,032	23.7	182,988	24.1	88,293	16.0	39,249	9.7
Residential - junior lien	43,047	4.6	35,009	4.3	27,477	3.6	19,301	3.5	8,266	2.0
Total residential real estate	237,943	25.4	230,041	28.0	210,465	27.7	107,594	19.5	47,515	11.7
Commercial - owner occupied	170,408	18.2	134,213	16.3	131,114	17.3	112,826	20.4	90,333	22.4
Commercial - non-owner occupied	260,802	27.8	216,781	26.4	181,361	23.9	123,958	22.4	113,559	28.1
Total commercial real estate	431,210	46.0	350,994	42.7	312,475	41.2	236,784	42.8	203,892	50.5
Total real estate loans	743,551	79.3	654,008	79.6	592,325	78.0	408,536	73.9	302,291	74.8
Commercial loans and leases	188,729	20.2	162,715	19.8	160,424	21.4	139,669	25.2	100,410	24.9
Consumer loans	4,328	0.5	4,801	0.6	4,253	0.6	4,712	0.9	1,174	0.3
Total loans and leases	$936,608	100.0%	$821,524	100.0%	$757,002	100.0%	$552,917	100.0%	$403,875	100.0%

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2017.

	At December 31, 2017
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$38,571	$30,023	$5,804	$74,398
Residential - first lien	42	3,608	191,246	194,896
Residential - junior lien	247	848	41,952	43,047
Total residential real estate	289	4,456	233,198	237,943
Commercial - owner occupied	14,685	61,354	94,369	170,408
Commercial - non-owner occupied	34,163	62,802	163,837	260,802
Total commercial real estate	48,848	124,156	258,206	431,210
Total real estate loans	87,708	158,635	497,208	743,551
Commercial loans and leases	24,614	60,897	103,218	188,729
Consumer loans	100	593	3,635	4,328
Total	$112,422	$220,125	$604,061	$936,608
Rate terms:
Fixed rate	$69,415	$162,303	$323,326	$555,044
Adjustable rate	43,007	57,822	280,735	381,564
Total	$112,422	$220,125	$604,061	$936,608

Loans Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale decreased $8.9 million to $42.2 million at December 31, 2017 from $51.1 million at December 31, 2016. Mortgage loan origination volumes continue to be strong, with $673.4 million in loans originated in 2017 compared to $599.3 million in 2016. The decrease in the level of loans held for sale at December 31, 2017 compared to the prior year was largely the result of the purchasers of the loans executing on the sales at a faster pace, so that we held the loans for a shorter period of time.

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

Our deposits increased from $808.7 million at December 31, 2016 to $863.9 million at December 31, 2017, an increase of $55.2 million or 6.8% for 2017, all of which is attributable to organic activities. Total demand deposits, the largest individual category of deposits growth, increased $44.4 million or 18.1%, comprised of noninterest-bearing demand deposits growth of $35.3 million and interest-bearing demand deposits growth of $9.1 million. Money market accounts increased $4.6 million or 1.9%, certificates of deposit increased $4.6 million or 1.8%, and savings accounts increased $1.6 million or 3.1%, comparing year-end 2017 levels to year-end 2016 levels.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31,
(dollars in thousands)	2017			2016			2015
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$218,139	26%	-%	$182,880	23%	-%	$173,689	23%	-%
Interest-bearing checking	71,642	8	0.25	62,538	8	0.23	54,014	7	0.21
Money market accounts	252,453	29	0.43	247,858	31	0.46	230,661	31	0.47
Savings	52,078	6	0.14	50,495	6	0.14	51,989	7	0.18
Certificates of deposit	269,596	31	1.05	264,963	32	0.87	237,055	32	0.75
Total deposits	$863,908	100%	0.63%	$808,734	100%	0.57%	$747,408	100%	0.56%

The following table sets forth the maturity of certificates of deposit of $100,000 and over at December 31, 2017.

(in thousands)
Three months or less	$57,471
Over three to six months	55,658
Over six to twelve months	44,144
Over twelve months	40,488
$197,761

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, repurchase agreements, FHLB advances, and a junior subordinated debenture assumed in the Patapsco Bancorp acquisition. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to Howard Bancorp but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Howard Bancorp, issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of Howard Bancorp upon our acquisition of Patapsco Bancorp. The capital securities are redeemable by the Company at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Our borrowings totaled $148.9 million at December 31, 2016 and $127.6 million at December 31, 2016. Short-term borrowings are summarized in the following table:

	December 31,
	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	$14,356	0.12%	$11,390	0.13%	$16,621	0.12%
Average for the year	13,460	0.13	13,626	0.13	19,434	0.12
Maximum month-end balance	16,563		21,764		23,694
Federal Funds Purchased and Short-term Borrowed Funds
At period end	$116,029	1.50%	$95,666	1.26%	$52,500	0.55%
Average for the year	75,053	1.14	49,831	1.16	27,459	0.47
Maximum month-end balance	116,029		95,666		52,500

Short-term borrowing totaled $130.4 million at December 31, 2017 and $107.1 million at December 31, 2016. Short-term borrowings at December 31, 2017, reflect an increase of $23.3 million or 21.8%. Short-term borrowings at December 31, 2017 consisted of repurchase agreements of $13.5 million, master notes totaling $817 thousand, and 15 short-term FHLB advances totaling $116.0 million.

Long-term borrowing totaled $18.5 million at December 31, 2017, consisting of one long-term fixed rate FHLB advance of $15.0 million and junior subordinated debt of $3.5 million.

Stockholders’ Equity

Total stockholders’ equity increased $46.5 million, or 54.2%, from $85.8 million at December 31, 2016 to $132.3 million at December 31, 2017. As previously disclosed, the increase in stockholders’ equity is primarily the result of the $38.4 million of net proceeds from our sale of 2,760,000 shares of common stock in an underwritten public offering that closed in the first quarter of 2017.

As a result of this offering, our capital position increased dramatically. Total stockholders’ equity at December 31, 2017 represents a capital to asset ratio of 11.53%, compared to 8.36% at December 31, 2016. Book value per share was $13.47 at December 31, 2017 compared to $12.27 at December 31, 2016. Leverage ratio, Tier1 risk-based capital ratio and total risk-based capital ratio were 11.70%, 12.77% and 13.72%, respectively, at December 31, 2017.

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

	December 31,
	2017			2016			2015
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$177,167	$8,113	4.58%	$159,230	$7,738	4.86%	$142,697	$6,948	4.89%
Commercial real estate	373,972	17,584	4.70	323,868	15,506	4.79	269,412	14,422	5.35
Construction and land	79,177	3,813	4.82	72,061	3,369	4.68	65,508	3,121	4.76
Residential real estate	234,429	10,151	4.33	225,054	9,536	4.24	144,743	6,382	4.41
Consumer	4,475	252	5.64	4,561	249	5.45	4,257	258	6.07
Total loans and leases	869,220	39,913	4.59	784,774	36,398	4.64	626,617	31,131	4.97
Loans held for sale	35,065	1,300	3.71	43,206	1,467	3.40	47,691	1,706	3.58
Other earning assets [2]	41,953	397	0.95	36,918	185	0.50	24,365	63	0.26
Securities: [3]
U.S. Treasury	1,494	12	0.84	851	7	0.83	2,071	12	0.58
U.S Gov agencies	50,002	581	1.16	41,899	194	0.46	33,989	117	0.34
Mortgage-backed	1,439	38	2.63	213	6	2.86	1,275	3	0.26
Corporate debentures	8,750	541	6.18	4,386	288	6.57	3,000	180	6.00
Other investments	6,306	244	3.88	5,162	196	3.79	3,534	137	3.89
Total securities	67,991	1,416	2.08	52,511	691	1.32	43,869	449	1.02
Total earning assets	1,014,229	43,026	4.24	917,409	38,741	4.22	742,542	33,349	4.49
Cash and due from banks	8,903			7,529			7,342
Bank premises and equipment, net	19,673			20,569			16,145
Other assets	35,815			30,704			20,329
Less: allowance for credit losses	(5,677)			(5,501)			(3,917)
Total assets	$1,072,943			$970,710			$782,441
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$68,097	168	0.25%	$57,846	$132	0.23%	$48,465	$101	0.21%
Money market	265,927	1,143	0.43	250,118	1,149	0.46	172,492	807	0.47
Savings	52,964	73	0.14	52,351	71	0.14	40,369	73	0.18
Time deposits	247,854	2,612	1.05	243,376	2,118	0.87	215,846	1,630	0.75
Total interest-bearing deposits	634,842	3,997	0.63	603,691	3,470	0.57	477,172	2,611	0.55
Short-term borrowings	88,513	876	0.99	63,457	595	0.94	47,893	154	0.32
Long-term borrowings	8,967	294	3.28	28,285	497	1.76	22,881	307	1.34
Total interest-bearing funds	732,322	5,167	0.71	695,433	4,562	0.66	547,946	3,072	0.56
Noninterest-bearing deposits	212,261			182,909			150,848
Other liabilities and accrued expenses	4,597			6,147			7,505
Total liabilities	949,180			884,489			706,299
Shareholders' equity	123,763			86,221			76,142
Total liabilities & shareholders' equity	$1,072,943			$970,710			$782,441
Net interest rate spread [4]		$37,859	3.54%		$34,179	3.57%		$30,277	3.93%
Effect of noninterest-bearing funds			0.20			0.16			0.15
Net interest margin on earning assets [5]			3.73%			3.73%			4.08%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes 1
Interest earned on:
Loans and leases:
Commercial loans and leases	$375	$(334)	$709	$790	$(47)	$837
Commercial real estate	2,078	(208)	2,286	1,084	(1,528)	2,612
Construction and land	444	76	368	248	(58)	306
Residential real estate	615	157	458	3,154	(249)	3,403
Consumer	3	7	(4)	(9)	(26)	17
Loans held for sale	(167)	101	(268)	(239)	(87)	(152)
Securities	725	301	424	242	129	113
Other earning assets	212	123	89	122	59	63
Total interest income	4,285	223	4,062	5,392	(1,807)	7,199

Interest paid on:
Savings deposits	2	1	1	(2)	(18)	16
Interest bearing checking	37	8	29	31	10	21
Money market accounts	(6)	(55)	49	342	(15)	357
Time deposits	494	334	160	488	249	239
Short-term borrowings	281	25	256	441	296	145
Long-term borrowings	(203)	323	(526)	190	95	95
Total interest expense	605	636	(31)	1,490	617	873
Net interest earned	$3,680	$(413)	$4,093	$3,902	$(2,424)	$6,326

(1)       Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison of the results of operations for the years ended December 31, 2017 and December 31, 2016 is presented below.

General

Net income available to common stockholders increased $2.1 million, or 40%, to $7.2 million for the year ended December 31, 2017 compared to $5.1 million for the year ended December 31, 2016. The increase in net income available to common stockholders was driven by increases of $3.7 million in net interest income and $4.7 million in noninterest income, partially offset by increases of $6.5 million in noninterest expense, of which nearly $600 thousand were merger-related expenses. Much of this revenue growth and the increased expenses are attributable to the balance sheet growth resulting from our continued strategic and organic growth initiatives.

Earnings per basic common share (“EPS”) for 2017 was $0.75 compared to $0.74 for 2016. Even though as noted above, net earnings for 2017 were 40.0% higher than for 2016, EPS only slightly increased primarily due to the larger number of average shares outstanding in 2017 compared to 2016 resulting from our February 2017 stock offering. Average shares outstanding increased by over 2.6 million or 37% when comparing 2017 to 2016. Also impacting earnings per share for 2017 was approximately $567 thousand in merger-related expenses associated with the pending merger with First Mariner. We estimate that these merger costs, net of taxes, reduced earnings per share by approximately $0.04 for 2017.

Interest Income

Interest income increased $4.3 million, or 11.1%, to $43.0 million for the year ended December 31, 2017 compared to $38.7 million during the year ended December 31, 2016. The increase was primarily due to a $3.5 million, or 10.0%, increase in interest and fees on loans and leases (excluding loans held for sale), primarily as a result of an $84.4 million or 10.8% increase in the average balance of portfolio loans, partially offset by a modest five basis point decrease in the average yield on our portfolio loans and leases, which resulted from decreases in the average rates earned on our commercial loans and leases and, to a lesser extent, commercial real estate loans. Additionally, interest and dividends on investment securities increased $725 thousand and other interest income increased $212 thousand year over year as a result of increases in both the average balance and the average yield on these assets; the average yield on our securities portfolio increased 76 basis points and the average yield on our other interest earning assets increased 45 basis points year over year. Partially offsetting these increases was a decrease in income on loans held for sale of $167 thousand, or 11.4%, as a result of a decrease of $8.1 million in the average balance of our loans held for sale, partially offset by a 31 basis point increase in the average yield on our loans held for sale. Overall, the average yield on all interest earning assets during 2017 increased by 2 basis points compared to 2016.

Interest Expense

Interest expense increased $605 thousand, or 13.3%, to $5.2 million during the year ended December 31, 2017 from $4.6 million during the prior year. Interest expense on deposits increased by $527 thousand for 2017 compared to 2016, with $288 thousand of the increase resulting from increases in the average rates paid on interest-bearing deposits and $239 thousand of the increase resulting from the growth in the average balances of our interest-bearing deposits. These increase were driven primarily by the $4.5 million increase in the average balance of, and the 18 basis point increase in the rate paid on, our time deposits; we increased the interest rates on our time deposits in response to the prevailing competitive rates in the market. In addition, interest expense on borrowings increased $78 thousand in 2017 compared to 2016, primarily as a result of increases in the average balance of our short-term borrowings and in the average rate paid on our long-term borrowings, partially offset by a decrease in the average volume of our long-term borrowings. Average short-term borrowings increased by $25.1 million year over year while the average interest rate on these borrowings increased five basis points, and the average rate on long-term borrowings increased by 152 basis points as the average balance of our lower cost fixed rate long-term borrowings declined by $19.3 million, leaving only a small amount of higher cost long-term debt at the end of 2017.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $3.7 million, or 10.8%, during the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net interest income was primarily due to the increase in interest income driven by our continued balance sheet growth, as discussed above, while successfully controlling interest expense even with the sizable growth in deposits and borrowings year over year.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.8 million for 2017 compared to $2.0 million during 2016, a decrease of $206 thousand or 10.1%. The provision level for 2016 was impacted by the migration of acquired loans into our allowance for credit losses measurement process, as well as some specific provisions on individual loans. Thus, even though we continued to experience organic loan growth, the mix of specific and general provisions for the two years resulted in a provision for 2017 that was less than the provision in the prior year.

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

Noninterest Income

Noninterest income was $19.5 million for the year ended December 31, 2017 compared to $14.8 million for the year ended December 31, 2016. The primary reason for the increase in noninterest income was our mortgage banking activities. As a result of the origination and subsequent sales of residential mortgage loans, realized and unrealized gains on the sale of loans produced approximately $11.0 million in noninterest revenues during 2017 compared to $8.1 million in 2016. Complementing the realized and unrealized gains on sale of mortgage loans was loan fee income derived from mortgage banking processing and underwriting as well as other portfolio loan fees. Loan fees realized in 2017 were $5.7 million compared to $3.9 million during 2016 as a result of both an increase in the number of loans originated and a higher fee structure during 2017 compared to 2016.

Partially offsetting these increases was a reduction in gain on the sale of portfolio loans, which for 2016 consisted of the sale of an acquired impaired loan that resulted in a gain of approximately $675 thousand. The $86 thousand net gain recorded in 2017 is comprised of a $222 thousand gain related to the sale of the guaranteed portion of small business loans held in our portfolio, partially offset by a $136 thousand loss on the sale of residential mortgages held in our portfolio that were carried at fair value. The gain recorded in 2016 benefited from a $652 thousand gain on the sale of an acquired impaired loan during the second quarter of 2016, partially offset by a $120 thousand loss on residential loans sold in the fourth quarter of 2016 that were classified as held for investment.

In 2016 we sold stock in a small financial institution, resulting in a gain of $96 thousand; there were no such securities sales in 2017.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $229 thousand period over period, primarily as a result of increased overdraft fees resulting from the deposit growth we continue to experience

Earnings on bank owned life insurance (“BOLI”) increased $137 thousand during 2017 compared to 2016 as a result of the Bank purchasing an additional $6.5 million in BOLI early in 2017.

Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $91 thousand in 2017 compared to 2016 due to increased transaction volumes resulting from our larger customer base.

Noninterest Expenses

Controlling costs and maintaining operational efficiencies remains a primary focus for us. A key performance measure is the overall efficiency ratio. The efficiency ratio is calculated by dividing noninterest expenses by the sum of net interest income and noninterest income. The efficiency ratio was 78.77% for the year ended December 31, 2017 compared to 79.01% for the year ended December 31, 2016. Noninterest expenses increased $6.5 million, or 16.8%, to $45.2 million for the year ended December 31, 2017 compared to $38.7 million for the year ended December 31, 2016.

Compensation and benefits expenses remain the largest component of noninterest expenses. Compensation and benefits expenses grew by $4.5 million or 23.9% for 2017 versus 2016. The primary driver of the increase in compensation and benefits was the expanded size of our staff, in particular, in our mortgage division, and, to a lesser extent, increased employee insurance cost, primarily health insurance. Insurance cost increased $462 thousand or 25.0% comparing 2017 with 2016.

Occupancy and equipment related costs decreased slightly, by $468 thousand, during 2017 compared to 2016. The Bank reevaluated its retail branch network and late in the second quarter of 2016 closed three locations, as digital banking use continues to increase and bank branch transaction levels at these locations had been decreasing. Further, in early 2016, we incurred approximately $500 thousand in costs to exit lease agreements related to the three closed locations, which increased occupancy costs for 2016 and for which there was no comparable expense in 2017. In late 2017 we opened a new Remington branch location in Baltimore City, Maryland and plan to consolidate our Hampden location into Remington in the first quarter 2018. Additionally, in early 2018 we plan to open our new Columbia branch in Howard County, Maryland. As a result, we expect occupancy and equipment expenses to be slightly higher in 2018 than they were in 2017.

As we have continued to grow, many of our noninterest expenses have increased to support our expanding infrastructure, growth initiatives and enhanced delivery strategies. Cost increases related to this expansion year over year include: marketing and business development - $856 thousand driven by mortgage-related marketing and business development expenses increases; data processing - $315 thousand relating to normal service provider increases; and merger related expense - $567 thousand as the result of activities related to the First Mariner acquisition.

Loan production expense, which includes costs related to originating, closing and securitizing loans, including both loans placed in our portfolio and loans held for sale, increased $727 thousand to $3.7 million in 2017 from $3.0 million during 2016 as a result of the increased number of loans originated, both for sale and to retain in our portfolio, during 2017 compared to 2016.

Other real estate owned (“OREO”) expenses increased $558 thousand, to $655 thousand during 2017 from $97 thousand in 2016. This increase was primarily driven by valuation adjustments of $581 thousand on OREO properties upon receipt of updated appraisals. We have contracts for the sale of two OREO properties that we expect, upon closing, to reduce our OREO by $1 million, which would represent a 68% reduction from 2017 OREO levels. We anticipate that these two sales will occur in the second quarter of 2018.

Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses decreased slightly, by $170 thousand, year over year. Supporting our expanding infrastructure increased licensing cost by $202 thousand. This increase was offset by decreases resulting from our eliminating redundancies and controlling costs during 2017, which resulted in year over year decreases of $26 thousand in materials and supplies, $94 thousand in phone and data lines and $22 thousand in bank security and armored carrier services. Additionally, as core deposit intangibles continue to amortize, expenses related to this amortization decreased $149 thousand year over year.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, and our noninterest income and noninterest expense levels, pretax income increased by $2.1 million from $8.2 million in 2016 to $10.4 million in 2017.

Income tax expense amounted to $3.2 million for year ended December 31, 2017 and $2.9 million for year ended December 31, 2016. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which increased the effective tax rate for 2017. Income tax expense for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of the new law, which is more fully discussed below, we recognized net tax expense of $215 thousand. Income tax expense for 2017 was also impacted by a correction of an overstatement of taxes that resulted from incorrectly classifying certain acquired loan fair value adjustments on purchased credit impaired loans. As a result we recognized tax benefits totaling $622 thousand related to the 2015 through 2016 tax years, as detailed in the table in Note 13 to the Consolidated Financial Statements, “Income Taxes.” As a result of these effects, our effective tax rate decreased to 30.4% for 2017 from 35.6% for 2016.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a reduced, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any tax net operating loss carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

A comparison of the results of operations for the years ended December 31, 2016 and December 31, 2015 is presented below.

General

Net income available to common stockholders increased $4.1 million, to $5.1 million for the year ended December 31, 2016 compared to $1.0 million for the year ended December 31, 2015. The increase in net income available to common stockholders was driven by increases of $5.3 million in interest income and $2.9 million in noninterest income, partially offset by increases of $1.5 million in interest expense, $201 thousand in the provision for credit losses and $432 thousand in noninterest expense. Much of this revenue growth and the increased expenses are attributable to the balance sheet growth resulting from our continued strategic and organic growth initiatives. For 2016, the dividends paid on preferred stock totaled $166 thousand compared to $126 thousand for 2015.

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

Provision for Credit Losses

Based on management’s evaluation of the relevant factors, as discussed above, we had a provision for credit losses of $2.0 million for 2016 compared to $1.8 million during 2015, an increase of $201 thousand or 11%. The increased provision for credit losses during 2016 resulted primarily from the 9% growth of our loan portfolio and also included the migration of acquired loans from previous years into our allowance for credit loss measurements. The provision for 2016 reflects general provisions on loans that are collectively evaluated given the continued growth in the size of our loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

Noninterest Income

Noninterest income was $14.8 million for the year ended December 31, 2016 compared to $11.9 million for the year ended December 31, 2015. The primary reason for the increase in noninterest income was our mortgage banking activity. As a result of the origination and subsequent sales of residential mortgage loans, realized and unrealized gains on the sale of loans produced approximately $8.1 million in noninterest revenues for 2016 compared to $7.0 million in 2015. Complementing the realized and unrealized gains on sale of mortgage loans was loan fee income derived from mortgage banking processing and underwriting as well as other portfolio loan fees. The loan fees realized in 2016 were $3.9 million compared to $2.9 million for 2015 given both the increase in the number of loans originated and a higher fee structure for 2016 versus 2015.

In addition, the Bank benefited from a $652 thousand gain on the sale of an acquired impaired loan during the second quarter of 2016, partially offset by a $120 thousand loss on residential loans sold in the fourth quarter of 2016 that were classified as held for investment. Howard Bancorp had held stock in a small financial institution that we sold, resulting in a gain of $96 thousand, in 2016. In the second quarter the Bank closed three branch locations, two of which were previously acquired in acquisitions. Related to these closings the Bank recorded a $70 thousand loss on the disposal of furniture and equipment. In the fourth quarter of 2016 the Bank recorded a loss of $14 thousand on the sale of one property that was held in OREO compared to a loss of $8 thousand in 2015. Net gain on sales of loans other than loans held for sale totaled $623 thousand in 2016; there were no sales of loans other than loans held for sale in 2015.

Service charges on deposit accounts decreased $79 thousand during 2016. This decrease was partially a result of lower overdraft fee income.

Further, earnings on BOLI increased $215 thousand during 2016 compared to 2015 as a result of the Bank purchasing an additional $2.2 million in BOLI in January 2016 and the full year of earnings on the BOLI acquired in the Patapsco Bancorp acquisition.

Other operating income increased $116 thousand in 2016 compared to the same period of 2015 due to increased transaction volumes resulting from our larger customer base.

Noninterest Expenses

The efficiency ratio was 79.01% for the year ended December 31, 2016 compared with 90.64% for the year ended December 31, 2015, which decrease was primarily the result of the 2015 figure including costs related to the Patapsco Bancorp acquisition. Noninterest expenses remained relatively stable, increasing $432 thousand, or 1.1%, to $38.7 million for the year ended December 31, 2016 compared to $38.3 million for the year ended December 31, 2015. While the Patapsco Bancorp merger costs accounted for $ 4.3 million of 2015 expenses, the integration and operation of the acquired business was the primary driver of increased operating expenses for 2016.

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

Occupancy and equipment related costs increased by $806 thousand during 2016 compared to 2015, primarily as a result of the $500,000 in costs to exit lease agreements related to our closure of three branch locations in the second quarter of 2016.

Continued growth initiatives and the implementation of new products continued to result in increases in many of our noninterest expenses during 2016. Cost increases related to this expansion year over year include: marketing and business development - $514 thousand; professional fees - $633 thousand; data processing - $370 thousand; and FDIC assessment - $327 thousand.

Loan production expense increased $793 thousand to $3.0 million during 2016 as a result of the increased number of loans originated during 2016 compared to 2015.

We recorded a valuation write-down of $83 thousand on one OREO property in 2016 while in 2015 we had $736 thousand in similar write-downs related to three OREO properties.

Other operating expenses in aggregate, these expenses decreased slightly, by $45 thousand, year over year. Supporting our expanding infrastructure increased insurance cost by $135 thousand, customer service expenses by $191 thousand and other operating expenses by $13 thousand. These increases were offset by decreases in other operating expenses resulting from our eliminating redundancies and controlling costs during 2016, which reduced materials and supplies by $169 thousand, postage by $48 thousand, phone and data lines by $8 thousand, bank security and armored carrier by $43 thousand and software licenses and maintenance by $56 thousand.

Nonperforming and Problem Assets

Management performs reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. When in the best interests of Howard Bank and the customer, we will enter into a troubled debt restructuring with respect to a particular loan. When not possible, we seek to aggressively move loans through the legal and foreclosure process within applicable legal constraints.

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

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Non-accrual loans:
Real estate loans:
Construction and land	$637	$-	$-	$1,144	$-
Residential - first lien	1,722	491	693	719	331
Residential - junior lien	396	37	63	57	-
Commercial	6,375	1,584	1,148	-	258
Commercial and leases	3,438	4,624	5,935	2,015	2,593
Consumer	-	167	150	92	-
Total non-accrual loans	12,568	6,903	7,989	4,027	3,182
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125	-	-	-
Residential - first lien	287	294	301	-	-
Commercial	-	2,073	2,073	226	-
Commercial and leases	208	183	7	-	-
Total accruing troubled debt restructured loans	620	2,675	2,381	226	-
Total non-performing loans	13,188	9,578	10,370	4,253	3,182
Other real estate owned:
Land	956	1,220	964	595	595
Commercial	593	1,130	1,405	1,877	1,782
Total other real estate owned	1,549	2,350	2,369	2,472	2,377
Total non-performing assets	$14,737	$11,928	$12,739	$6,725	$5,559
Ratios:
Non-performing loans to total gross loans	1.41%	1.17%	1.37%	0.77%	0.79%
Non-performing assets to total assets	1.28%	1.16%	1.35%	0.97%	1.11%
Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$1	$15	$278	$-
Residential - first lien	328	298	941	158	-
Residential - junior lien	50	-	30	-	-
Commercial	3,094	2,703	681	150	159
Commercial and leases	-	-	147	571	296
Consumer	-	1	2	-	-
	$3,472	$3,003	$1,816	$1,157	$455

Included in total non-accrual loans at December 31, 2017 shown above are seven troubled debt restructured loans (“TDRs”) totaling $4.7 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Four of these loans were added to the non-accruing TDRs in 2017 - three residential real estate loans, two first lien loans totaling $886 thousand and a junior lien loan in the amount of $398 thousand, and a commercial loan in the amount of $85 thousand. We had one commercial real estate credit for $2.2 million that was downgraded from performing to non-performing in the second quarter of 2017. Further, there were three TDRs totaling $620 thousand performing subject to their modified terms at December 31, 2017, two of which were restructured as TDRs in 2017.

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

Interest income that would have been recorded during the years ended December 31, 2017, 2016 and 2015 if the non-accrual loans had been current and in accordance with their original terms was $461 thousand, $317 thousand and $198 thousand, respectively. No interest income was recorded on such loans during these periods.

Nonperforming assets amounted to $14.7 million or 1.28% of total assets at December 31, 2017 compared to $11.9 million or 1.16% of total assets at December 31, 2016 and $12.7 million or 1.35% of total assets at December 31, 2015. Total nonperforming assets increased $2.8 million during 2017.

The composition of our nonperforming loans is further described below:

Non-Accrual Loans:

•	11 residential first lien loans totaling $1.7 million.
•	Two residential junior lien loans totaling $396 thousand, one with a specific reserve of $30 thousand.
•	Two commercial owner occupied loans totaling $508 thousand.

•	Eight commercial non-owner occupied loans totaling $5.9 million, one with a specific reserve of $11 thousand and five of which represent two relationships.

•	31 commercial loans totaling $3.4 million, five with a Small Business Administration (“SBA”) guarantee and 14 that include specific reserves totaling $668 thousand.

•	One construction and land loan for $637 thousand with a specific reserve of $202 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $287 thousand.
•	One commercial loan in the amount of $208 thousand.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When a property is acquired it is recorded fair value less the anticipated cost to sell at the date of foreclosure. If there is a subsequent decline in the value of real estate owned, we provide an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal costs. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached up to the property’s net realizable value, then such costs would be charged against income in the current period.

OREO at December 31, 2017 consisted of:

•	Several parcels of unimproved land in Baltimore County, Maryland.
•	One commercial building in Sussex County, Delaware.
•	Several lots of non-residential property in Anne Arundel County, Maryland.
•	Three parcels of land in Howard County, Maryland.

We had OREO of $1.5 million at December 31, 2017 and $2.4 million at December 31, 2016 and 2015. Included in noninterest expenses were $581 thousand, $83 thousand and $736 thousand valuation allowances recorded for 2017, 2016 and 2015, respectively, as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount.

Additionally, cost relating to OREO recorded in noninterest expenses were $87 thousand, $94 thousand and $75 thousand for 2017, 2016 and 2015, respectively.

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

We maintain an allowance for credit losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the Commissioner and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified loans and criticized loans (classified loans and loans designated as Special Mention) at the dates indicated.

	December 31,
(in thousands)	2017	2016	2015
Classified loans:
Substandard	$6,779	$3,734	$3,009
Doubtful	6,310	6,903	6,496
Total classified loans	13,089	10,637	9,505
Special mention	1,592	524	614
Total criticized loans	$14,681	$11,161	$10,119

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

As of December 31, 2017 and 2016, nonperforming loans amounted to $13.2 million and $9.6 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $6.4 million and $3.8 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $6.8 million and $5.8 million, respectively, at December 31, 2017 and December 31, 2016.

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

The following table sets forth activity in our allowance for credit losses for the twelve months ended:

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$6,428	$4,869	$3,602	$2,506	$2,764
Charge-offs:
Real estate
Construction and land loans	(155)	(216)	-	-	-
Residential first lien loans	(133)	-	(23)	-	(183)
Residential junior lien loans	(31)	-	(12)	-	-
Commercial owner occupied loans	(235)	(191)	-	-	-
Commercial non-owner occupied loans	-	-	(82)	(160)	(375)
Commercial loans and leases	(1,605)	(234)	(825)	(2,054)	(759)
Consumer loans	(108)	(20)	(5)	(5)	-
	(2,267)	(661)	(947)	(2,219)	(1,317)
Recoveries:
Real estate
Construction and land loans	6	-	-	-	-
Residential first lien loans	-	-	3	1	-
Residential junior lien loans	1	-	1	-	-
Commercial owner occupied loans	6	40	-	-	-
Commercial non-owner occupied loans	6	5	318	4	29
Commercial loans and leases	113	101	52	55	80
Consumer loans	35	37	4	-	-
	167	183	378	60	109
Net charge-offs	(2,100)	(478)	(569)	(2,159)	(1,208)
Provision for credit losses	1,831	2,037	1,836	3,255	950
Balance at end of year	$6,159	$6,428	$4,869	$3,602	$2,506

Net charge-offs to average loans and leases	0.24%	0.06%	0.09%	0.48%	0.34%

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

	December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$735	7.9%	$511	8.9%	$265	9.1%	$174	11.6%	$122	12.6%
Residential first lien loans	668	20.8	454	23.7	300	24.1	272	16.0	200	9.7
Residential junior lien loans	177	4.6	89	4.3	47	3.6	55	3.5	34	2.0
Commercial owner occupied loans	617	18.2	327	16.3	309	17.3	160	20.4	131	22.4
Commercial non-owner occupied loans	1,410	27.8	1,120	26.4	728	23.9	562	22.4	541	28.1
Commercial loans and leases	2,529	20.2	3,800	19.8	3,094	21.5	2,366	25.2	1,464	24.9
Consumer loans	23	0.5	127	0.6	126	0.6	13	0.9	14	0.3
Total	$6,159	100.0%	$6,428	100.0%	$4,869	100.0%	$3,602	100.0%	$2,506	100.0%

(1)       Represents the percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2017 and December 31, 2016.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017 and 2016, cash and cash equivalents totaled $29.0 million and $39.4 million, respectively. The decrease at December 31, 2017 from the prior year-end resulted from funding asset growth that outpaced the growth in our deposits and other funding sources. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2017 and 2016, we had $219.6 million and $127.1 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $81.1 million and $46.2 million at December 31, 2017 and 2016, respectively, and $138.5 million and $80.9 million in unused lines of credit to borrowers at December 31, 2017 and 2016, respectively. In addition to commitments to originate loans and unused lines of credit, we had $10.8 million and $9.7 million in letters of credit at December 31, 2017 and 2016, respectively. Certificates of deposit due within one year totaled $195.5 million, or 22.6% of total deposits, and $178.3 million, or $22.0% of total deposits, at December 31, 2017 and 2016, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit held in our portfolio as of December 31, 2017. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of December 31, 2017. Our primary investing activity is originating loans. During the years ended December 31, 2017 and December 31, 2016, cash used to fund net loan growth was $120.3 million and $68.3 million, respectively. During these periods, we purchased $62.3 million and $88.2 million of securities, respectively. In 2016 we invested $19.5 million in interest bearing deposits with banks, while during 2017 we have received $19.5 million in cash from the maturities of interest bearing deposits with banks. Additionally, in 2017 and 2016 we purchased an additional $6.5 million and $2.2 million of BOLI, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $55.1 million and $61.3 million, respectively, during the years ended December 31, 2017 and 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $131 million at December 31, 2017 compared to $100 million at December 31, 2016. At December 31, 2017, we had the ability to borrow up to a total of $254.7 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017 and 2016, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2017 and December 31, 2016 are as follows:

	December 31,
(in thousands)	2017	2016
Unfunded loan commitments	$81,074	$46,194
Unused lines of credit	138,526	80,876
Letters of credit	10,839	9,660

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2017, December 31, 2016 or December 31, 2015 as a liability for credit loss related to these commitments.

We have contractual obligations to make future payments on debt and lease agreements. In the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These purchase obligations are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time. Purchase obligations may include vendor contracts, communication services, processing services and software contracts. Contractual obligations under real property leases for the facilities we utilize are also presented below.

Payments due by period for our contractual obligations at December 31, 2017 are as follows:

	Within	One to	Three to	Over
(in thousands)	one year	three years	five years	five years	Total
Certificates of deposit	$195,511	$63,850	$10,235	$-	$269,596
Long-term borrowings	-	15,000	-	3,535	18,535
Estimated interest due on certificate of deposit and long-term borrowings	2,436	1,535	57	16	4,044
Contractual service obligations	1,843	3,517	-	-	5,360
Operating leases	2,105	3,910	2,641	2,742	11,398
	$201,895	$87,812	$12,933	$6,293	$308,933

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Funding

The objective of effective liquidity management is to ensure that the Company can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. The Company manages liquidity at both the parent and subsidiary levels through active management of the balance sheet.

The additional information called for by this item is incorporated herein by reference to the “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Interest Rate Risk

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, the Company’s earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (when the general level of interest rates is falling, the Company may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e. the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – with an associated reduction in portfolio yield and income – if long-term mortgage rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these categories, interest rates indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, and other sources of the Company’s earnings.

In determining the appropriate level of interest rate risk, the Company considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The Company uses a number of tools to measure interest rate risk including a model to simulate the impact of changes in interest rates on our net interest income, monitoring the sensitivity of the net present value of the balance sheet and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods.

Management believes that short term interest rate risk is best measured by simulation modeling. This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings using base market rates and using a rising and a falling interest rate scenario. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income might decline respectively. Conversely, if rates were to decline over the next 12 months, net interest income might increase respectively.

These estimates are highly assumption-dependent, and may change regularly as the Company’s asset/liability structure and business evolves from one period to the next, results will vary as different interest rate scenarios are used and are measured relative to a base net interest income scenario that may change.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2017, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

The following table presents interest sensitivity position at the dates indicated.

	Percentage Change in
	Net Interest Income
	2017	2016
Up 200 basis points	(1.44)%	(0.46)%
Down 200 basis points	(2.20)	(2.99)

A summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities as of December 31, 2017 is presented below.

	Interest Rate Sensitivity Period
	Less then	30-90	91-180	181-365	1-2	2-5	Over 5	Total
(Dollars in thousands)	30 Days	Days	Days	Days	Years	Years	Years	Rate Sensitive
Earning assets
Other earning assets	$993	$-	$-	$-	$-	$-	$-	$993
Investment securities	2,595	11,101	9,668	21,032	23,714	17,382	4,506	89,998
Loans and leases	159,902	102,964	45,069	98,926	133,136	264,554	132,057	936,608
Loans held for sale	42,153	-	-	-	-	-	-	42,153
Total earning assets	205,643	114,065	54,737	119,958	156,850	281,936	136,563	1,069,752
Interest-bearing liabilities
Interest-bearing checking	$-	$-	$-	$-	$-	$-	$71,642	$71,642
Money market accounts	-	252,453	-	-	-	-	-	252,453
Savings	-	-	-	-	-	-	52,078	52,078
Certificate of deposits	17,201	51,870	67,819	58,592	31,999	42,047	68	269,596
Short-term borrowings	67,385	9,000	2,500	33,500	3,000	15,000	-	130,385
Long-term borrowings	-	-	-	-	15,000	-	3,535	18,535
Total interest-bearing liabilities	84,586	313,323	70,319	92,092	49,999	57,047	127,323	794,689
Interest rate sensitivity gap	$121,057	$(199,258)	$(15,582)	$27,866	$106,851	$224,889	$9,240	$275,063

Cumulative interest rate sensitivity gap	$121,057	$(78,201)	$(93,783)	$(65,917)	$40,934	$265,823	$275,063
Cumulative sensitivity gap as percent of total assets	10.53%	(6.80)%	(8.16)%	(5.73)%	3.56%	23.12%	23.92%

Part II

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Howard Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2016.

Baltimore, Maryland

March 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Howard Bancorp, Inc.

Ellicott City, Maryland

We have audited the accompanying consolidated statement of operations, comprehensive income, changes in shareholders’ equity, and cash flows of Howard Bancorp, Inc. (the “Company”) for the year ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

March 29, 2016

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Howard Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Howard Bancorp, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Howard Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Howard Bancorp, Inc. and Subsidiary as of December 31, 2017 and 2016, and for each of the years in the two years ended December 31, 2017, and our report dated March 15, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Effectiveness of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 15, 2018

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$28,856	$29,675
Federal funds sold	116	9,691
Total cash and cash equivalents	28,972	39,366
Interest bearing deposits with banks	-	19,513
Securities available for sale, at fair value	74,256	38,728
Securities held to maturity, at amortized cost	9,250	6,250
Nonmarketable equity securities	6,492	5,103
Loans held for sale, at fair value	42,153	51,054
Loans and leases, net of unearned income	936,608	821,524
Allowance for credit losses	(6,159)	(6,428)
Net loans and leases	930,449	815,096
Bank premises and equipment, net	19,189	20,080
Goodwill	603	603
Core deposit intangible	1,743	2,248
Bank owned life insurance	28,631	21,371
Other real estate owned	1,549	2,350
Interest receivable and other assets	6,663	5,195
Total assets	$1,149,950	$1,026,957
LIABILITIES
Noninterest-bearing deposits	$218,139	$182,880
Interest-bearing deposits	645,769	625,854
Total deposits	863,908	808,734
Short-term borrowings	130,385	107,056
Long-term borrowings	18,535	20,517
Accrued expenses and other liabilities	4,869	4,860
Total liabilities	1,017,697	941,167
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 9,820,592 shares at December 31, 2017 and 6,991,072 at December 31, 2016	98	70
Capital surplus	110,387	71,021
Retained earnings	22,105	14,849
Accumulated other comprehensive loss	(337)	(150)
Total stockholders’ equity	132,253	85,790
Total liabilities and stockholders’ equity	$1,149,950	$1,026,957

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands, except share data)	2017	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$41,213	$37,865	$32,837
Interest and dividends on securities	1,416	691	449
Other interest income	397	185	63
Total interest income	43,026	38,741	33,349
INTEREST EXPENSE
Deposits	3,997	3,470	2,611
Short-term borrowings	876	595	154
Long-term borrowings	294	497	307
Total interest expense	5,167	4,562	3,072
NET INTEREST INCOME	37,859	34,179	30,277
Provision for credit losses	1,831	2,037	1,836
Net interest income after provision for credit losses	36,028	32,142	28,441
NONINTEREST INCOME
Service charges on deposit accounts	923	694	773
Realized and unrealized gains on mortgage banking activity	11,035	8,098	6,971
Gain on the sale of securities	-	96	-
Gain on the sale of portfolio loans	86	532	-
Loss on the disposal of bank premises & equipment	(13)	(70)	-
Income from bank owned life insurance	760	623	408
Loan fee income	5,722	3,903	2,979
Other operating income	1,011	920	804
Total noninterest income	19,524	14,796	11,935
NONINTEREST EXPENSE
Compensation and benefits	23,573	19,034	17,196
Occupancy and equipment	4,154	4,622	3,816
Amortization of core deposit intangible	505	655	462
Marketing and business development	4,231	3,375	2,861
Professional fees	1,968	2,111	1,478
Data processing fees	2,038	1,723	1,353
Merger and restructuring expense	567	-	4,344
FDIC assessment	650	780	453
Other real estate owned expense	655	97	744
Loan production expense	3,743	3,016	2,223
Other operating expense	3,116	3,286	3,331
Total noninterest expense	45,200	38,699	38,261
INCOME BEFORE INCOME TAXES	10,352	8,239	2,115
Income tax expense	3,152	2,936	973
NET INCOME	$7,200	$5,303	$1,142
Preferred stock dividends	-	166	126
Net income available to common stockholders	$7,200	$5,137	$1,016
NET INCOME PER COMMON SHARE
Basic	$0.75	$0.74	$0.16
Diluted	$0.75	$0.73	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2017	2016	2015
Net Income	$7,200	$5,303	$1,142
Other comprehensive income
Investments available-for-sale:
Reclassification adjustment for gains	-	(96)	-
Related income tax expense	-	38	-
Unrealized holding losses	(217)	(90)	(22)
Related income tax benefit	86	30	6
Comprehensive income	$7,069	$5,185	$1,126

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	loss	Total
Balances at January 1, 2015	$12,562	4,145,547	$41	$38,360	$8,696	$(16)	$59,643
Net income	-	-	-	-	1,142	-	1,142
Net unrealized loss on securities	-	-	-	-	-	(16)	(16)
Dividends paid on preferred stock	-	-	-	-	(126)	-	(126)
Forfeited restricted shares	-	(6,664)	-	(34)	-	-	(34)
Common stock offering	-	2,173,913	22	23,096	-	-	23,118
Director stock awards	-	7,163	-	95	-	-	95
Exercise of options	-	62,287	1	652	-	-	653
Acquisition of Patapsco Bancorp	-	560,891	6	8,043	-	-	8,049
Stock-based compensation	-	19,002	-	375	-	-	375
Balances at December 31, 2015	12,562	6,962,139	70	70,587	9,712	(32)	92,899
Net income	-	-	-	-	5,303	-	5,303
Net unrealized loss on securities	-	-	-	-	-	(118)	(118)
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Director stock awards	-	7,241	-	160	-	-	160
Exercise of options	-	3,020	-	35	-	-	35
Stock-based compensation	-	18,672	-	239	-	-	239
Balances at December 31, 2016	-	6,991,072	70	71,021	14,849	(150)	85,790
Net income	-	-	-	-	7,200	-	7,200
Net unrealized loss on securities	-	-	-	-	-	(187)	(187)
Reclassification of tax effects resulting from the Tax Cuts and Jobs Act					56		56
Common stock offering	-	2,760,000	28	38,355	-	-	38,383
Director stock awards	-	11,404	-	205	-	-	205
Exercise of options	-	27,113	-	316	-	-	316
Stock-based compensation	-	31,003	-	490	-	-	490
Balances at December 31, 2017	$-	9,820,592	$98	$110,387	$22,105	$(337)	$132,253

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,200	$5,303	$1,142
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,831	2,037	1,836
Deferred income tax (benefit)	(1,132)	(1,229)	(3,019)
Provision for other real estate owned	581	83	736
Depreciation	1,287	1,241	1,008
Stock-based compensation	695	399	436
Net (accretion) amortization of investment securities	81	(3)	(13)
Net accretion of discount on purchased loans	(575)	(714)	(1,633)
Gain on sales of securities	-	(96)	-
Loss on disposal of furniture, fixtures & equipment	13	70	-
Net amortization of intangible asset	505	655	462
Loans originated for sale	(673,448)	(599,299)	(591,422)
Proceeds from sale of loans originated for sale	693,384	606,020	591,597
Realized and unrealized gains on mortgage banking activity	(11,035)	(8,098)	(6,971)
(Gain) loss on sales of other real estate owned, net	(12)	14	8
Gain on sales of portfolio loans, net	(86)	(532)	-
Cash surrender value of BOLI	(760)	(623)	(408)
Increase in interest receivable	(672)	(649)	(356)
Increase in interest payable	124	5	90
Increase in other assets	(1,372)	(817)	(368)
Increase (decrease) in other liabilities	293	(1,460)	(2,190)
Net cash provided by (used in) operating activities	16,902	2,307	(9,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest bearing deposits with banks	-	(19,513)	-
Proceeds from maturities of interest bearing deposits with banks	19,513	-	-
Purchases of investment securities available-for-sale	(59,347)	(84,969)	(42,880)
Purchases of investment securities held-to-maturity	(3,000)	(3,250)	(3,000)
Proceeds from sale/maturities of investment securities available-for-sale	23,520	95,731	61,043
Net increase in loans and leases outstanding	(120,321)	(68,273)	(49,116)
Purchase of bank owned life insurance	(6,500)	(2,200)	(1,800)
Proceeds from the sale of other real estate owned	232	178	12
Proceeds from the sale of portfolio loans	3,798	4,263	-
Purchase of premises and equipment	(409)	(627)	(5,273)
Acquisition activity, net of cash received	-	-	8,884
Net cash used in investing activities	(142,514)	(78,660)	(32,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	55,174	61,327	17,966
Net increase in short-term borrowings	23,329	37,935	15,493
Proceeds from issuance of long-term debt	15,016	2,810	6,914
Repayment of long-term debt	(17,000)	(12,000)	(9,000)
Net proceeds from issuance of common stock, net of cost	38,699	35	23,771
Redemption of preferred stock	-	(12,562)	-
Cash dividends on preferred stock	-	(166)	(126)
Net cash provided by financing activities	115,218	77,379	55,018
Net (decrease) increase in cash and cash equivalents	(10,394)	1,026	13,823
Cash and cash equivalents at beginning of period	39,366	38,340	24,517
Cash and cash equivalents at end of period	$28,972	$39,366	$38,340
SUPPLEMENTAL INFORMATION
Cash payments for interest	$5,044	$4,557	$2,982
Cash payments for income taxes	3,440	3,145	2,890
Transferred from loans to other real estate owned	-	256	625
Assets acquired in business combination (net of cash received)	-	-	194,828
Liabilities assumed in business combination	-	-	204,414

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

On March 1, 2018, we completed our acquisition of First Mariner Bank (“First Mariner”) through the merger of First Mariner with and into the Bank pursuant to the Agreement and Plan of Reorganization dated as August 14, 2017, as amended, by and between Bancorp, the Bank and First Mariner. As a result of the merger, each outstanding share of common stock of First Mariner was converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,230 shares of our common stock, which was valued at approximately $164.6 million based on Bancorp’s closing stock price of $18.00 on February 28, 2018.

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

Investment Securities

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Investments held-to-maturity represents securities that the Company has both intent and ability to hold until maturity. Securities available-for-sale are acquired as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at estimated fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income (loss), net of deferred taxes, a separate component of stockholders’ equity, when appropriate. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Held-to-maturity investments premiums and discounts are amortized to interest income using the effective interest method. Declines in the fair value of individual securities below their amortized cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value or that management would be required to sell the security before recovery in fair value.

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements such as Federal Home Loan Bank stock. These securities are accounted for at cost. As of December 31, 2017 and 2016 none of the non-marketable equity securities were considered impaired. Due to redemptive provisions of the Federal Home Loan Bank, cost approximates fair value.

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

Management has determined that Bancorp has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible for 2017.

Business Combinations

GAAP requires that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

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

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other non-interest expenses. The Company remains subject to examination by federal and state taxing authorities for income tax returns for the years ending after December 31, 2014.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants.

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

Reclassifications

Certain reclassifications to 2016 and 2015 financial presentation were made to conform to the 2017 presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

New Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. FASB financial reporting guidance requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date inclusive of the income tax effects of items in accumulated other comprehensive income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. The amendment better reflects the appropriate tax rate. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for public entities for reporting periods for which financial statements have not yet been issued. The Company early adopted this standard effective December 31, 2017 and reclassified $55 thousand that was recorded to income tax expense for 2017, due to re-measuring from 35% to 21% the federal deferred taxes on the accumulated other comprehensive income components related to available for sale securities.

The FASB has issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to 1) improve the transparency and understanding of information conveyed to financial statements users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and 2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018; early adoption is permitted. The Company currently does not designate any derivative financial instruments as formal hedging relationships and therefore, does not utilize hedge accounting. However, the Company is currently evaluating this ASU to determine whether its provision will enhance the Company’s ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

The FASB has issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when changes to the term or conditions of a share-based payment award must be accounted for as a modification. Under this ASU, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: 1) The fair value: 2) the award’s vesting conditions; and 3) the award’s classification as an equity or liability instrument. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on its financial position or result of operations.

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

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on their balance sheet and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company leases certain properties under operating leases that will result in recognition on the Company’s balance sheet. At December 31, 2017, the Company had contractual operating lease commitments of approximately $11.4 million, before considering any renewal options.

The FASB has issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The guidance also: requires public companies to use exit prices to measure the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, the guidance requires that for liabilities measured at fair value under the fair value option, changes in fair value due to changes in instrument-specific credit risk be presented in other comprehensive income. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt using the full retrospective transition method for all periods presented, or modified retrospective method where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company’s revenue stream within the scope of ASU No. 2014-09 is primarily from service charges on deposit accounts. The Company is expected to use a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The impact of guidance in this update, including method of implementation, is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

	Contractually
	Required	Non-Accretable	Cash Flows	Accretable	Carring Value
	Payments	Credit	Expected to be	FMV	of Loans
	Receivable	Adjustment	Collected	Adjustment	Receivable
Performing loans acquired	$156,393	$-	$156,393	$866	$155,527
Impaired loans acquired	3,465	1,713	1,752	372	1,380
Total loans acquired	$159,858	$1,713	$158,145	$1,238	$156,907

Upon the acquisition of Patapsco Bancorp, the Company recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for credit losses. On the acquisition date, the Company segregated the loan portfolio into two loan pools, performing and non-performing loans to be retained in the Bank’s portfolio.

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

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2017 and 2016, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.

Note 4: Investments Securities

The Company holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

	December 31,
(in thousands)	2017				2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$68,082	$-	$342	$67,740	$34,584	$5	$126	$34,463
Treasuries	1,505	-	11	1,494	1,512	-	8	1,504
Mortgage-backed	2,541	-	62	2,479	1,366	1	69	1,298
Other investments	2,579	-	36	2,543	1,500	-	37	1,463
	$74,707	$-	$451	$74,256	$38,962	$6	$240	$38,728

Held to maturity
Corporate debentures	$9,250	$188	$17	$9,421	$6,250	$334	$-	$6,584

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2017 and December 31, 2016 are presented below:

December 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$54,303	$216	$13,437	$126	$67,740	$342
Treasuries	-	-	1,494	11	1,494	11
Mortgage-backed	1,202	12	1,262	50	2,464	62
Other investments	2,500	36	-	-	2,500	36
	$58,005	$264	$16,193	$187	$74,198	$451

Held to maturity
Corporate debentures	$9,250	$17	$-	$-	$9,250	$17

December 31, 2016
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$17,492	$126	$-	$-	$17,492	$126
Treasuries	1,501	8	-	-	1,501	8
Mortgage-backed	1,273	69	-	-	1,273	69
Other investments	1,463	37	-	-	1,463	37
	$21,729	$240	$-	$-	$21,729	$240

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 38 securities with unrealized losses and 12 securities with unrealized losses at December 31, 2017 and 2016, respectively.

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

The amortized cost and estimated fair values of investments by contractual maturity are shown below:

	December 31,
(in thousands)	2017		2016
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$35,105	$34,995	$16,988	$16,993
After one through five years	34,489	34,248	19,120	18,985
After five through ten years	9,257	9,428	6,262	6,596
After ten years	2,526	2,464	2,842	2,738
	$81,377	$81,135	$45,212	$45,312

At December 31, 2017 and December 31, 2016, $28.8 million and $26.8 million fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of stockholders’ equity at December 31, 2017.

Note 5: Nonmarketable Equity Securities

At December 31, 2017 and December 31, 2016, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank stock, which is required for continued membership, of $6.5 million and $5.1 million, respectively. This investment is carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2017 and December 31, 2016 are presented in the following table:

	December 31,
(in thousands)	2017	% of Total	2016	% of Total
Real estate
Construction and land	$74,398	7.9%	$72,973	8.9%
Residential - first lien	194,896	20.8	195,032	23.7
Residential - junior lien	43,047	4.6	35,009	4.3
Total residential real estate	237,943	25.4	230,041	28.0
Commercial - owner occupied	170,408	18.2	134,213	16.3
Commercial - non-owner occupied	260,802	27.8	216,781	26.4
Total commercial real estate	431,210	46.0	350,994	42.7
Total real estate loans	743,551	79.3	654,008	79.6
Commercial loans and leases	188,729	20.2	162,715	19.8
Consumer	4,328	0.5	4,801	0.6
Total loans	$936,608	100.0%	$821,524	100.0%

Net loan origination fees, which are included in the amounts above, totaled $54 thousand and $122 thousand at December 31, 2017 and 2016, respectively.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment.  These segments are:

•	Commercial business loans & leases – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small to medium sized businesses.
•	Construction and land loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.
•	Commercial owner occupied real estate loans – Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.
•	Commercial non-owner occupied real estate loans – Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•	Consumer loans – This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.
•	Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.
•	Residential junior lien mortgage loans – This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

Acquired Impaired Loans

As of December 31, 2017 and 2016, the Company held $851 thousand and $1.0 million in carrying amounts of acquired impaired loans.

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

To control and manage credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan administration accompanied by oversight and review procedures.  The primary purpose of loan underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for credit losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available for credit losses inherent in the total loan portfolio.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	(155)	(133)	(31)	(235)	-	(1,605)	(108)	(2,267)
Recoveries	6	-	1	6	6	113	35	167
Provision for credit losses	373	347	118	519	284	221	(31)	1,831
Ending balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Allowance allocated to:
individually evaluated for impairment	$202	$-	$29	$-	$11	$668	$-	$910
collectively evaluated for impairment	$533	$668	$148	$617	$1,399	$1,861	$23	$5,249
Loans:
Ending balance	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608
individually evaluated for impairment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
collectively evaluated for impairment	$73,637	$192,887	$42,651	$169,900	$254,935	$185,005	$4,328	$923,343

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Charge-offs	(216)	-	-	(191)	-	(234)	(20)	(661)
Recoveries	-	-	-	40	5	101	37	183
Provision for credit losses	462	154	42	169	387	839	(16)	2,037
Ending balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Allowance allocated to:
individually evaluated for impairment	$-	$7	$-	$-	$-	$2,076	$72	$2,155
collectively evaluated for impairment	$511	$447	$89	$327	$1,120	$1,724	$55	$4,273
Loans:
Ending balance	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524
individually evaluated for impairment	$125	$785	$37	$509	$3,148	$5,142	$167	$9,913
collectively evaluated for impairment	$72,848	$194,247	$34,972	$133,704	$213,633	$157,573	$4,634	$811,611

	December 31, 2015
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$174	$272	$55	$160	$562	$2,366	$13	$3,602
Charge-offs	-	(23)	(12)	-	(82)	(825)	(5)	(947)
Recoveries	-	3	1	-	318	52	4	378
Provision for credit losses	91	48	3	149	(70)	1,501	114	1,836
Ending balance	$265	$300	$47	$309	$728	$3,094	$126	$4,869
Allowance for credit losses:
individually evaluated for impairment	$-	$-	$-	$-	$-	$1,208	$75	$1,283
collectively evaluated for impairment	$265	$300	$47	$309	$728	$1,886	$51	$3,586
Loans:
Ending balance	$69,385	$182,988	$27,477	$131,114	$181,361	$160,424	$4,253	$757,002
individually evaluated for impairment	$-	$994	$63	$232	$2,989	$6,814	$150	$11,242
collectively evaluated for impairment	$69,385	$181,994	$27,414	$130,882	$178,372	$153,610	$4,103	$745,760

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$73,761	$193,174	$42,651	$169,900	$253,255	$184,858	$4,328	$921,927
Special mention	-	-	-	-	1,592	-	-	1,592
Substandard	637	1,103	5	508	3,725	801	-	6,779
Doubtful	-	619	391	-	2,230	3,070	-	6,310
Total	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$72,973	$193,748	$34,972	$133,704	$212,765	$157,567	$4,634	$810,363
Special mention	-	-	-	-	-	524	-	524
Substandard	-	793	-	-	2,941	-	-	3,734
Doubtful	-	491	37	509	1,075	4,624	167	6,903
Total	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans is as follows:

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$73,386	$185,135	$42,491	$169,596	$251,608	$185,239	$4,328	$911,783
Accruing loans past due:
30-59 days past due	279	6,381	110	173	-	52	-	6,995
60-89 days past due	96	1,330	-	-	364	-	-	1,790
Greater than 90 days past due	-	328	50	131	2,963	-	-	3,472
Total past due	375	8,039	160	304	3,327	52	-	12,257

Non-accrual loans	637	1,722	396	508	5,867	3,438	-	12,568

Total loans	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$72,775	$191,216	$34,634	$133,638	$212,537	$157,464	$4,631	$806,895
Accruing loans past due:
30-59 days past due	-	2,653	334	66	466	593	1	4,113
60-89 days past due	197	374	4	-	-	34	1	610
Greater than 90 days past due	1	298	-	-	2,703	-	1	3,003
Total past due	198	3,325	338	66	3,169	627	3	7,726

Non-accrual loans	-	491	37	509	1,075	4,624	167	6,903

Total loans	$72,973	$195,032	$35,009	$134,213	$216,781	$162,715	$4,801	$821,524

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $16.0 million or 1.7% of total loans outstanding at December 31, 2017, an increase from the total of $9.9 million or 1.2% of total loans outstanding at December 31, 2016. There were two loans totaling $729 thousand in non-accrual status that were sold in 2017. Cumulative proceeds from the sale of these loans were $349 thousand.

The impaired loans for the years ended December 31, 2017 and 2016 are as follows:

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
With an allowance recorded	637	-	391	-	2,230	2,883	-	6,141
With no related allowance recorded	124	2,009	5	508	3,637	841	-	7,124
Related allowance	202	-	29	-	11	668	-	910
Unpaid principal	762	2,034	403	509	5,884	5,293	-	14,885
Average balance of impaired loans	756	2,100	403	519	5,956	5,988	-	15,722
Interest income recognized	19	60	12	-	132	150	-	373

	December 31, 2016
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$125	$785	$37	$509	$3,148	$5,142	$167	$9,913
With an allowance recorded	-	214	-	-	-	3,477	140	3,831
With no related allowance recorded	125	571	37	509	3,148	1,665	27	6,082
Related allowance	-	7	-	-	-	2,076	72	2,155
Unpaid principal	125	1,323	38	509	3,286	5,694	174	11,149
Average balance of impaired loans	378	835	38	536	3,452	6,455	176	11,870
Interest income recognized	4	29	-	24	47	234	1	339

Included in the total impaired loans above were non-accrual loans of $12.6 million and $6.9 million at December 31, 2017 and 2016, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $898 thousand, $673 thousand and $345 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The troubled debt restructured loans (“TDRs”) at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	886	1	287	1,173
Residential real estate - junior lien	1	398	-	-	398
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	599	1	208	807
	7	$4,698	3	$620	$5,318

	December 31, 2016
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	1	214	1	294	508
Commercial - non-owner occupied	1	594	1	2,073	2,667
Commercial loans and leases	1	913	1	183	1,096
Consumer	1	140	-	-	140
	4	$1,861	4	$2,675	$4,536
80

A summary of TDR modifications outstanding and performance under modified terms is as follows:

	December 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	886	287	1,173
Residential real estate - junior lien
Forbearance	30	398	-	398
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	85	208	293
Forbearance	32	514	-	514
Total troubled debt restructure loans	$62	$4,698	$620	$5,318

	December 31, 2016
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	7	214	294	508
Commercial RE - non-owner occupied
Rate modification	-	594	2,073	2,667
Commercial loans
Extension or other modification	913	913	183	1,096
Consumer
Extension or other modification	72	140	-	140
Total troubled debt restructure loans	$992	$1,861	$2,675	$4,536

There were four new loans restructured during 2017, consisting of the following:

•	A commercial loan in the amount of $85 thousand for interest only payments for three months, followed by fixed payments until maturity.
•	A residential first lien mortgage loan in the amount of $398 thousand through a forbearance agreement that deferred payments.
•	A residential first lien mortgage loan in the amount of $683 thousand that was restructured with both an extension of the original term and a reduction of the interest rate on the remaining balance of the loan.
•	A commercial loan in the amount of $208 thousand for which the Bank extended the maturity and allowed for a principal and interest payment over time.

TDRs restructured prior to 2017 consisted of the following:

•	Two residential first lien loans totaling $491 thousand.
•	One commercial loan in the amount $514 thousand.
•	One land development loan in the amount of $125 thousand.
•	Two commercial real estate loans totaling $2.8 million.

As a part of the modification of the land development loan restructured during 2016, the Bank agreed to forgive $215 thousand in debt, and recorded this amount as a loss. The pre-modification principal amount on this loan was $340 thousand, while the post-modification principal amount was reduced to $125 thousand. The other modifications consisted of interest rate concessions and payment term extensions, not principal reductions that resulted in a partial charge-off.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During 2017 there were no TDRs that subsequently defaulted within twelve months of their modification dates. There was one consumer loan restructured in 2015 in the amount of $150 thousand that defaulted during the first three months of 2017. Additionally, there was one restructured credit the status of which changed from performing to non-performing during the second quarter 2017.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the years ended December 31, 2017, 2016 and 2015 there were additional allowances recorded of $581 thousand, $83 thousand and $736 thousand, respectively, as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. For 2017 and 2016 there were no new loans transferred from loans to OREO. The Company sold one property held as OREO during 2017 for a net loss of $12 thousand. At December 31, 2017 there were two residential first lien loans totaling $184 thousand in the process of foreclosure, while at December 31, 2016 no residential first lien loans were in the process of foreclosure.

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

The Company has one segment, which is the core banking operation. The table below shows goodwill balances at December 31, 2017 and December 31, 2016.

(in thousands)
Goodwill
Banking	$603

Core deposit intangible is premiums paid for the acquisitions of core deposits, and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,797	$1,743	5.60

	December 31, 2016			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,292	$2,248	6.61

There were no additional intangible assets added in either 2017 or 2016.

Estimated future amortization expense for amortizing intangibles within the years ending December 31, are as follows:

(in thousands)
2018	$396
2019	314
2020	269
2021	258
2022	250
Thereafter	256
Total amortizing intangible assets	$1,743

Based upon an annual impairment analysis performed in 2017, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible.

Note 9: Bank Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2017	2016
Land	$4,334	$4,524
Building and leasehold improvements	16,384	16,361
Furniture and equipment	5,015	4,721
Software	345	307
	26,078	25,913
Less: accumulated depreciation and amortization	6,889	5,833
Net premises and equipment	$19,189	$20,080

Depreciation and amortization expense for premises and equipment were $1.3 million, $1.2 million and $814 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company occupies banking and office space in 20 locations, 16 of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 20 years and provide for one or more renewal options. Rent expense applicable to operating leases amounted to $2.0 million, $2.3 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rental income from owned properties and subleases totaled $387 thousand, $290 thousand and $309 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2018	$2,105
2019	2,123
2020	1,787
2021	1,370
2020	1,271
Thereafter	2,742
Total minimum lease payments	$11,398

Note 10: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2017		2016
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$218,139	26%	$182,880	23%
Interest-bearing checking	71,642	8	62,538	8
Money market accounts	252,453	29	247,858	31
Savings	52,078	6	50,495	6
Certificates of deposit $250,000 and over	9,950	1	12,495	1
Certificates of deposit under $250,000	259,646	30	252,468	31
Total deposits	$863,908	100%	$808,734	100%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2018	$195,511
2019	32,014
2020	21,057
2021	10,779
2022	10,235
Total time deposits	$269,596

Interest expense on deposits for the twelve months ended December 31, 2017, December 31, 2016 and December 31, 2015 was as follows:

	December 31,
(in thousands)	2017	2016	2015
Interest-bearing checking	$168	$132	$101
Savings and money market	1,217	1,220	880
Certificates of deposit	2,612	2,118	1,630
Total	$3,997	$3,470	$2,611

Note 11: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and fixed term borrowings with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2017 and December 31, 2016 is presented below:

	December 31,
	2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	130,385	1.35%	$107,056	1.14%
Average for the year	88,513	0.99	63,457	0.94
Maximum month-end balance	130,385		107,056

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2017 and 2016 there were $14.4 million and $11.4 million, respectively, in investment securities pledged under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $254.7 million on a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the “FHLB”). At December 31, 2017 and 2016 there were $116.0 million and $100.0 million, respectively, in advances outstanding under this arrangement. Total loans pledged as collateral towards short and long term borrowing was $330.8 million and $288.9 million at December 31, 2017 and 2016, respectively.

Note 12: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

	December 31,
(in thousands)	2017	2016
Federal Home Loan Bank Advances
1.88% Due 2018 [1]	$-	$2,500
1.62% Due 2018 [1]	-	2,500
2.59% Due 2018 [2]	-	3,064
0.85% Due 2018 [1]	-	5,000
0.91% Due 2018 [1]	-	4,000
1.99% Due 2019 [1]	15,000	-
Junior subordinated debentures
2.48% Due 2035 [3]	3,535	3,453
Total long-term borrowings	$18,535	$20,517

(1)	Fixed rate advances
(2)	Convertible to three-month LIBOR at the option of the FHLB. It is convertible on a quarterly basis upon written notice from the FHLB.
(3)	Junior subordinated debt. Interest adjusts quarterly at the rate of three month LIBOR plus 1.48%

As a part of the Patapsco Bancorp acquisition, Bancorp assumed debt originally issued by Patapsco Bancorp. In 2005 Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Patapsco Bancorp and now of Bancorp, issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. Patapsco Statutory Trust I purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of Bancorp upon its acquisition of Patapsco Bancorp. The capital securities are redeemable by Bancorp at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Note 13: Income Taxes

Federal and state income tax expense consists of the following for the years ended:

	December 31,
(in thousands)	2017	2016	2015

Current federal income tax	$3,243	$4,171	$3,998
Current state income tax	1,038	(6)	(15)
Deferred federal income tax	(968)	(1,153)	(2,832)
Deferred state income tax	(161)	(76)	(178)
Total income tax expense	$3,152	$2,936	$973

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended follows:

	December 31,
(in thousands)	2017	2016	2015
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax expense	5.6	6.2	5.9
Bank owned life insurance	(2.5)	(2.6)	(6.5)
Acquisition related costs	1.1	-	10.7
Revalue of deferred taxes	2.6	-	-
Correction of error	(6.5)	-	-
Other, net	(3.9)	(2.0)	1.9
Effective tax rate	30.4%	35.6%	46.0%

Income tax expense for 2017 was impacted by the adjustment of the Company’s deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Act. As a result of the new law, which is more fully discussed below, we recognized a net tax expense totaling $215 thousand. Income tax expense for 2017 was also impacted by a correction of an overstatement of taxes that resulted from incorrectly classifying certain acquired loan fair value adjustments on purchased credit impaired loans. As a result the Company recognized tax benefits totaling $622 thousand related to the 2015 through 2016 tax years.

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss	$700	$1,115
Allowance for credit losses	1,695	2,180
Valuation on foreclosed real estate	851	1,053
Supplemental executive benefit plans	372	519
Stock-based compensation	74	32
Deferred loan fees and costs, net	15	48
Unrealized loss on securities	124	84
Other assets	282	467
Total deferred tax assets	4,113	5,498
Deferred tax liabilities:
Acquisition activity	2,443	4,327
Fair value	629	1,264
Depreciation and amortization	229	267
Total deferred tax liabilities	3,301	5,858
Net deferred tax assets (liabilities)	$812	$(360)

Based on management’s belief that it is more likely than not that all net deferred tax assets will be realized, there was no valuation allowance at either December 31, 2017 or 2016. At December 31, 2017 and 2016, the Company had Federal tax net operating loss carryforwards, related to acquisitions, of approximately $2.5 million and $2.8 million, respectively. The loss carryforwards can be deducted annually from future taxable income through 2030, subject to an annual limitation of approximately $284 thousand. Currently, tax years from 2014 to present are considered as open for examination by Federal taxing authorities.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 20 I 7. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any tax net operating loss carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

As stated above, as a result of the enactment of the Tax Cuts and Job Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which assets and liabilities are expected to reverse in the future. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculation, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, we recognized a tax expense related to the remeasurement of our deferred tax asset and liabilities totaling $215 thousand.

Note 14: Related Party Loans and Deposits

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests are presented below.

	December 31,
(in thousands)	2017	2016
Balance January 1	$20,260	$14,329
Additions	9,097	15,378
Change in status	(747)	168
Repayments	(9,313)	(9,615)
Balance December 31	$19,297	$20,260

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2017 and December 31, 2016 were $18.5 million and $7.9 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties and totaled $12.2 million at December 31, 2017 and $15.9 million at December 31, 2016.

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2017	2016

Unfunded loan commitments	$81,074	$46,194
Unused lines of credit	138,526	80,876
Letters of credit	10,839	9,660

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

Note 16: Stock Options and Other Equity Awards

Bancorp’s equity incentive plan provide for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of December 31, 2017, 639,092 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2017, 2016 and 2015, Bancorp issued 11,404, 7,241 and 7,163 shares of common stock, respectively, to directors as compensation for their service.

The fair value of Bancorp’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted in 2017, 2016 or 2015. The valuation of Bancorp’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes Bancorp’s stock option activity and related information for the years ended:

	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at January 1,	123,593	$12.36	137,463	$12.30	264,652	$11.75
Granted	-	-	-	-	-	-
Exercised	(27,113)	11.67	(3,020)	11.64	(62,287)	10.48
Forfeited	(65,489)	13.92	(10,850)	11.77	(64,902)	11.83
Balance at period end	30,991	$9.69	123,593	$12.36	137,463	$12.30
Exercisable at period end	30,991	$9.69	123,593	$12.36	137,463	$12.30
Weighted average fair value of options granted during the year		$-		$-		$-

The cash received from the exercise of stock options during 2017, 2016 and 2015 was $316 thousand, $35 thousand and $653 thousand, respectively. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $22.00 on December 31, 2017 the options outstanding had an aggregate intrinsic value of $382 thousand. At December 31, 2016, based upon fair market value of $15.10, the outstanding options outstanding had an aggregate intrinsic value of $338 thousand. The outstanding stock options as of December 31, 2017 have contractual terms that permit exercise of the options through 2019.

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

At December 31, 2017 and 2016 there were no restricted stock awards outstanding, and all of the pre-tax compensation expense related to restricted stock awards has been recognized.

A summary of the activity for Bancorp’s restricted stock for the periods indicated is presented in the following table:

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

Bancorp granted 18,500 RSUs during 2017, subject to a three-year vesting schedule. During 2016, 27,000 RSUs were granted, all of which are subject to a three-year vesting schedule. The 30,000 RSUs awarded in 2015 also are subject to a three-year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

A summary of the activity for Bancorp’s RSUs for the periods indicated is presented in the following table:

	December 31, 2017		December 31, 2016		December 31, 2015
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	65,491	$13.23	74,828	$13.21	44,500	$11.21
Granted	18,500	17.41	27,000	12.91	73,500	14.00
Vested	(31,836)	12.60	(17,838)	12.95	(19,836)	11.64
Forfeited	-	-	(18,499)	12.96	(23,336)	12.84
Balance at period end	52,155	$15.09	65,491	$13.23	74,828	$13.21

At December 31, 2017, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $481 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2018	$300
2019	129
2020	52
$481

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

	For the year ended December 31,
(in thousands)	2017	2016	2015
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$490	$239	$375
Director compensation paid in stock	$205	$160	$95

Note 17: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $766 thousand, $575 thousand and $520 thousand, respectively, for the years ended December 31, 2017, 2016 and 2015. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $275 thousand, $243 thousand and $90 thousand for 2017, 2016 and 2015, respectively. The accrued liability recorded for this SERP was $1.2 million and $959 thousand as of December 31, 2017 and December 31, 2016, respectively.

Note 18: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2017	2016	2015
Net income	$7,200	$5,303	$1,142
Preferred stock dividends	-	(166)	(126)
Net income available to common stockholders (numerator)	$7,200	$5,137	$1,016
BASIC
Basic average common shares outstanding (denominator)	9,555,952	6,975,662	6,160,005
Basic income per common share	$0.75	$0.74	$0.16
DILUTED
Average common shares outstanding	9,555,952	6,975,662	6,160,005
Dilutive effect of common stock equivalents	40,852	23,320	63,491
Diluted average common shares outstanding (denominator)	9,596,804	6,998,982	6,223,496
Diluted income per common share	$0.75	$0.73	$0.16

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	74,051	78,001

Note 19: Regulatory Matters

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

Additionally, subject to a transition schedule, the rule limits Bancorp’s and the Bank’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if they do not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Management believes that, as of December 31, 2017 and December 31, 2016, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital as of December 31, 2017 and December 31, 2016:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$125,019	12.39%	$80,720	8.00%	$100,900	10.00%
Howard Bancorp	$139,673	13.72%	$81,456	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$118,860	11.78%	$45,405	4.50%	$65,585	6.50%
Howard Bancorp	$129,979	12.77%	$45,819	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$118,860	11.78%	$60,540	6.00%	$80,720	8.00%
Howard Bancorp	$129,979	12.77%	$61,092	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$118,860	10.70%	$44,438	4.00%	$55,547	5.00%
Howard Bancorp	$129,979	11.70%	$44,439	4.00%	N/A
As of December 31, 2016:
Total capital (to risk-weighted assets)
Howard Bank	$94,696	11.02%	$68,722	8.00%	$85,902	10.00%
Howard Bancorp	$93,278	10.83%	$68,903	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$88,267	10.28%	$38,656	4.50%	$55,836	6.50%
Howard Bancorp	$83,643	9.71%	$38,758	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$88,267	10.28%	$51,541	6.00%	$68,722	8.00%
Howard Bancorp	$83,643	9.71%	$51,677	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$88,267	8.82%	$40,022	4.00%	$50,027	5.00%
Howard Bancorp	$83,643	8.36%	$40,030	4.00%	N/A

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

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 3 of the fair value hierarchy. The rate lock commitments are deemed as Level 3 inputs because the Company applies an estimated pull-through rate, which is deemed an unobservable measure. The pull-through rate utilized is based upon historic pull-through rates that ranged from 80 percent to 90 percent.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2017 and December 31, 2016.

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$67,740	$-	$67,740	$-
U.S. Government treasuries	1,494	-	1,494	-
Mortgage-backed securities	2,479	-	2,479	-
Other investments	2,543	-	2,464	79
Loans held for sale	42,153	-	42,153	-
Loans held for investment	1,509	-	1,509	-
Rate lock commitments	451	-	-	451

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$34,463	$-	$34,463	$-
U.S. Government treasuries	1,504	-	1,504	-
Mortgage-backed securities	1,298	-	1,298	-
Other investments	1,463	-	1,463	-
Loans held for sale	51,054	-	51,054	-
Loans held for investment	6,580	-	6,580	-
Rate lock commitments	528	-	-	528

Assets under fair value option:

December 31, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,153	$40,990	$1,163
Loans held for investment	1,509	1,476	33

December 31, 2016	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$51,054	$49,709	$1,345
Loans held for investment	6,580	6,794	(214)

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

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	December 31
	2017	2016
Balance, beginning of period	$528	$508
Privately held equity investment	79	-
Net (losses) gains included in realized and unrealized gains on mortgage banking activity in noninterest income	(77)	20
Balance, end of period	$530	$528

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were valuation losses of $581 thousand recognized for the year ended December 31, 2017 and $83 thousand recognized for the year ended December 31, 2016. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

There was one loan for $204 thousand that was originally classified as held for sale that was downgraded to non-accrual status in 2016. Net (loss)/gain from the changes included in earnings in fair value of loans held for sale was $(181) thousand, $62 thousand, and $69 thousand at December 31, 2017, 2016 and 2015, respectively. Net gain/(loss) from the changes included in earnings in fair value of loans held for investment was $247 thousand and $(214) thousand at December 31, 2017 and 2016 respectively. There were no loans held for investment in 2015 accounted for at fair value.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2017 and December 31, 2016.

December, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,549	$-	$-	$1,549
Impaired loans:
Construction and land	559	-	-	559
Residential - first lien	2,009	-	-	2,009
Residential - junior lien	367	-	-	367
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	5,856	-	-	5,856
Commercial loans and leases	3,056	-	-	3,056
Consumer	-	-	-	-

December 31, 2016		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,350	$-	$-	$2,350
Impaired loans:
Construction and land	125	-	-	125
Residential - first lien	778	-	-	778
Residential - junior lien	37	-	-	37
Commercial - owner occupied	509	-	-	509
Commercial - non-owner occupied	3,148	-	-	3,148
Commercial loans and leases	3,066	-	-	3,066
Consumer	95	-	-	95

At December 31, 2017 OREO consisted of an outstanding balance of $4.6 million, less valuation allowance of $3.1 million. At December 31, 2016, OREO consisted of an outstanding balance of $5.0 million, less valuation allowance of $2.7 million. Related allowance on impaired loans for the years ended December 31, 2017 and 2016 were $910 thousand and $2.2 million, respectively.

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

Securities held to maturity: The fair value of debt securities that are readily traded in the markets is based upon quoted prices for similar assets or externally developed models that use significant observable inputs. Debt securities that do not have readily determinable fair value discounted cash flows model are used in determining fair value.

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

Long-term borrowing: The fair value of fixed rate long-term borrowings was based on quoted market prices or, if a quoted market price is not available, discounted cash flow analyses based on current incremental borrowing rates for similar types of instruments.

Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented for loans would be indicative of the value negotiated in an actual sale.

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	December 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$74,256	$74,256	$-	$74,177	$79
Held to maturity securities	9,250	9,421	-	-	9,421
Nonmarketable equity securities	6,492	6,492	-	6,492	-
Loans held for sale	42,153	42,153	-	42,153	-
Loans held for investment	1,509	1,509	-	1,509	-
Rate lock commitments	451	451	-	-	451
Loans and leases	928,940	925,510	-	-	925,510
Financial Liabilities
Deposits	863,908	865,182	-	865,182	-
Short-term borrowings	130,385	130,385	-	130,385	-
Long-term borrowings	18,535	18,538	-	18,538	-

	December 31, 2016
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$38,728	$38,728	$-	$38,728	$-
Held to maturity securities	6,250	6,584	-	-	6,584
Nonmarketable equity securities	5,103	5,103	-	5,103	-
Loans held for sale	51,054	51,054	-	51,054	-
Loans held for investment	6,580	6,580	-	6,580	-
Rate lock commitments	528	528	-	-	528
Loans and leases	808,516	813,981	-	-	813,981
Financial Liabilities
Deposits	808,734	809,703	-	809,703	-
Short-term borrowings	107,056	107,056	-	107,056	-
Long-term borrowings	20,517	20,554	-	20,554	-

Note 22: Parent Company Financial Information

The condensed financial statements for Bancorp (Parent Only) are presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2017	2016
ASSETS
Cash and cash equivalents	$15,699	$12,235
Investment in subsidiaries	121,374	90,826
Other assets	-	40
Total assets	$137,073	$103,101
LIABILITIES
Short-term borrowings	$817	$13,359
Long-term borrowings	3,535	3,453
Other Liabilities	468	499
Total liabilities	4,820	17,311
SHAREHOLDERS' EQUITY
Common stock-par value of $0.01 authorized 20,000,000 shares; issued and outstanding 9,820,592 shares at December 31, 2017 and 6,991,072 at December 31, 2016	98	70
Capital surplus	110,387	71,021
Retained earnings	22,105	14,849
Accumulated other comprehensive loss	(337)	(150)
Total shareholders’ equity	132,253	85,790
Total liabilities and shareholders’equity	$137,073	$103,101

Statements of Operations

	December 31,
(in thousands)	2017	2016	2015
INTEREST INCOME
Interest on securities	$-	$1	$-
Other interest income	-	-	4
INTEREST EXPENSE
Short-term borrowings	49	300	6
Long-term borrowings	216	196	46
NET INTEREST EXPENSE	(265)	(495)	(48)
NONINTEREST INCOME
Gain on the sale of securities	-	96	-
NONINTEREST EXPENSE
Compensation and benefits	490	306	339
Other operating expense	73	192	119
Total noninterest expense	563	498	458
Loss before income tax and equity in undistributed income of subsidiary	(828)	(897)	(506)
Income tax benefit	(349)	(305)	(172)
Loss before equity in undistributed income of subsidiary	(479)	(592)	(334)
Equity in undistributed income of subsidiary	7,679	5,895	1,476
Net income	$7,200	$5,303	$1,142
Preferred stock dividends	-	166	126
Net income available to common shareholders	$7,200	$5,137	$1,016

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,200	$5,303	$1,142
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes (benefits)	(115)	(60)	519
Share-based compensation	695	399	436
Gain on sales of securities	-	(96)	-
Equity in undistributed income of subsidiary	(7,679)	(5,895)	(1,476)
(Increase) decrease in other assets	40	101	(86)
Increase (decrease) in other liabilities	84	(2)	(33)
Net cash (used in) provided by operating activities	225	(250)	502
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available-for-sale	-	-	(100)
Proceeds from sale of investment securities available-for-sale	-	196	-
Cash and cash equivalents of acquisition	-	-	10,064
Cash paid for acquisition	-	-	(2,015)
Investment in subsidiary	(23,000)	-	(24,407)
Net cash (used in) provided by investing activities	(23,000)	196	(16,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase increase in short-term borrowings	(12,542)	12,468	16
Proceeds from issuance of long-tern debt	82	82	3,371
Net proceeds from issuance of common stock, net of cost	38,699	35	23,771
Redemption of preferred stock	-	(12,562)	-
Cash dividends on preferred stock	-	(166)	(126)
Net cash provided by (used in) financing activities	26,239	(143)	27,032
Net increase (decrease) in cash and cash equivalents	3,464	(197)	11,076
Cash and cash equivalents at beginning of period	12,235	12,432	1,356
Cash and cash equivalents at end of period	$15,699	$12,235	$12,432

Note 23: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2017 and December 31, 2016:

	2017
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$11,338	$11,112	$10,708	$9,868
Interest expense	1,482	1,357	1,211	1,117
Net interest income	9,856	9,755	9,497	8,751
Provision for loan losses	800	491	340	200
Noninterest income	4,669	5,085	5,311	4,459
Noninterest expense	11,848	11,618	11,234	10,500
Net income before income taxes	1,877	2,731	3,234	2,510
Income (benefit) tax expenses	(6)	1,018	1,196	944
Net income	1,883	1,713	2,038	1,566
Preferred stock dividends	-	-	-	-
Net income available to common shareholders	$1,883	$1,713	$2,038	$1,566

Net income per common share, basic	$0.19	$0.17	$0.21	$0.18
Net income per common share, diluted	$0.19	$0.17	$0.21	$0.18

Average common shares outstanding	9,815,228	9,808,542	9,779,772	8,806,404
Diluted average common shares outstanding	9,858,809	9,854,822	9,822,165	8,856,763

	2016
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$9,752	$9,824	$9,553	$9,612
Interest expense	1,239	1,176	1,178	969
Net interest income	8,513	8,648	8,375	8,643
Provision for loan losses	735	402	515	385
Noninterest income	2,976	4,384	4,570	2,852
Noninterest expense	9,268	9,880	9,861	9,676
Net income before income taxes	1,486	2,750	2,569	1,434
Income tax expenses	532	1,002	928	474
Net income	954	1,748	1,641	960
Preferred stock dividends	-	-	109	57
Net income available to common shareholders	$954	$1,748	$1,532	$903

Net income per common share, basic	$0.14	$0.25	$0.22	$0.13
Net income per common share, diluted	$0.14	$0.25	$0.22	$0.13

Average common shares outstanding	6,990,390	6,985,559	6,970,876	6,955,462
Diluted average common shares outstanding	7,020,733	7,077,420	7,061,867	7,047,987

Note 24: Subsequent Events

On March 1, 2018, we completed our acquisition of First Mariner through the merger of First Mariner with and into the Bank pursuant to the Agreement and Plan of Reorganization dated as August 14, 2017, as amended, by and between Bancorp, the Bank and First Mariner. As a result of the merger, each outstanding share of common stock of First Mariner was converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,230 shares of our common stock, which was valued at approximately $164.6 million based on Bancorp’s closing stock price of $18.00 on February 28, 2018.

The merger is being accounted for under the acquisition method in accordance with FASB ASC Topic 805, “Business Combinations,” with the Company treated as the acquirer. Under the acquisition method, the assets and liabilities of First Mariner, as of February 28, 2018, will be recorded at their fair value, and excess of the merger consideration over the fair value of First Mariner’s net assets will be allocated to goodwill.

The calculations to determine fair values were not complete at the time of filing the 2017 Annual Report on Form 10-K. Until the determination of the fair values are complete, it is impractical to include disclosures related to the fair value of the assets acquired and liabilities assumed as required by the accounting guidance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as well as provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management evaluates the effectiveness of internal control over financial reporting and tests for reliability through an internal audit process with actions taken to correct potential deficiencies as they are identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report as of December 31, 2017 and 2016 and for the two-year period ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017 that is included elsewhere in this report.

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

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Election of Directors,” “Committees and Meetings of the Board of Directors; Corporate Governance,” “Executive Officers who are not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 23, 2018 (the “Proxy Statement”).

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

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in this report

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
2.2	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on August 18, 2017
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed January 25, 2018
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
10.1*	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.3*	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4*	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.11*	Employment Agreement between Howard Bank and Dennis E. Finnegan Dated December 16, 2014	Exhibit 10.11 to the Company’s Form 10-K filed March 27, 2015
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.21*	Form of Restricted Stock Unit Award Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.6 to the Company’s Form S-8 filed October 28, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.27*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
10.28*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 amended January 19, 2016	Exhibit 10.28 of the Company’s Form 10-K filed March 30, 2016
10.29*	Amended and Restated Employment Agreement between Howard Bank and Robert A. Altieri dated September 30, 2014	Exhibit 10.29 of the Company’s Form 10-K filed March 30, 2016
10.30*	Employment Agreement between Howard Bank and James D. Witty dated April 29, 2016	Exhibit 10.30 of the Company’s Form 10-K filed March 16, 2017
10.31	Form of Stockholder Agreement by and among Howard Bancorp, Inc., Howard Bank and the directors, executive officers and certain stockholders of First Mariner Bank (included as Exhibit 1 to the Agreement and Plan of Reorganization filed as Exhibit 2.1 hereto)	Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2017
10.32	Employment Agreement between Howard Bank and Steven M. Poynot dated as of March 12, 2017	Exhibit 10.2 of the Company’s Form 10-Q filed November 7, 2017
10.33	First Amendment to Employment Agreement between Howard Bank and Steven M. Poynot dated as of May 24, 2017	Exhibit 10.3 of the Company’s Form 10-Q filed November 7, 2017
10.34	First Amendment to Employment Agreement between Howard Bank and Robert A. Altieri dated as of May 24, 2017	Exhibit 10.4 of the Company’s Form 10-Q filed November 7, 2017
10.35	First Amendment to Employment Agreement between Howard Bank and James D. Witty dated as of May 24, 2017	Exhibit 10.5 of the Company’s Form 10-Q filed November 7, 2017

Exhibit No.	Description	Filed herewith:
21	Subsidiaries of the Registrant
23.1	Consent of Stegman & Company
23.2	Consent of Dixon Hughes Goodman LLP
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
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

Howard Bancorp, Inc.
Date: March 15, 2018	By:	/s/ Mary Ann Scully
Mary Ann Scully
President, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	President, Chief Executive	March 15, 2018
Mary Ann Scully	Officer, Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 15, 2018
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 15, 2018
Richard G. Arnold

/s/ W. Gary Dorsch	Director	March 15, 2018
W. Gary Dorsch

/s/ James T. Dresher, Jr.	Director	March 15, 2018
James T, Dresher, Jr.

/s/ Howard P. Feinglass	Director	March 15, 2018
Howard P. Feinglass

/s/ Michael B. High	Director	March 15, 2018
Michael B. High

/s/ John J. Keenan	Director	March 15, 2018
John J. Keenan

/s/ Robert D. Kunisch, Jr.	Director	March 15, 2018
Robert D. Kunisch, Jr.

/s/ Paul I. Latta, Jr.	Director	March 15, 2018
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 15, 2018
Kenneth C. Lundeen

/s/ Thomas P. O’Neill	Director	March 15, 2018
Thomas P. O’Neill

/s/ Robert W. Smith, Jr.	Director	March 15, 2018
Robert W. Smith, Jr.

/s/ Donna Hill Staton	Director	March 15, 2018
Donna Hill Staton

/s/ Jack E. Steil	Director	March 15, 2018
Jack E. Steil

