Form 10-Q
period 2018-03-31
Howard Bancorp Inc
filed 2018-05-10
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of common stock outstanding as of April 30, 2018.

Common Stock, $0.01 par value – 18,991,026 shares

HOWARD BANCORP, INC.

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

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Cash and due from banks	$76,570	$28,856
Federal funds sold	968	116
Total cash and cash equivalents	77,538	28,972
Interest bearing deposits with banks	3,920	-
Securities available for sale, at fair value	87,613	74,256
Securities held to maturity, at amortized cost	9,250	9,250
Nonmarketable equity securities	12,700	6,492
Loans held for sale, at fair value	69,886	42,153
Loans and leases, net of unearned income	1,605,478	936,608
Allowance for credit losses	(6,148)	(6,159)
Net loans and leases	1,599,330	930,449
Bank premises and equipment, net	51,125	19,189
Goodwill	72,001	603
Core deposit intangible	13,972	1,743
Bank owned life insurance	72,824	28,631
Other real estate owned	5,135	1,549
Deferred tax asset	34,430	813
Interest receivable and other assets	14,977	5,850
Total assets	$2,124,701	$1,149,950
LIABILITIES
Noninterest-bearing deposits	$414,528	$218,139
Interest-bearing deposits	1,135,431	645,769
Total deposits	1,549,959	863,908
Short-term borrowings	199,427	130,385
Long-term borrowings	72,555	18,535
Accrued expenses and other liabilities	11,052	4,869
Total liabilities	1,832,993	1,017,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,991,026 shares at March 31, 2018 and 9,820,592 at December 31, 2017	190	98
Capital surplus	275,489	110,387
Retained earnings	16,430	22,105
Accumulated other comprehensive loss	(401)	(337)
Total stockholders’ equity	291,708	132,253
Total liabilities and stockholders’ equity	$2,124,701	$1,149,950

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands, except share data)	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$13,578	$9,461
Interest and dividends on securities	568	286
Other interest income	214	121
Total interest income	14,360	9,868
INTEREST EXPENSE
Deposits	1,350	884
Short-term borrowings	690	141
Long-term borrowings	172	92
Total interest expense	2,212	1,117
NET INTEREST INCOME	12,148	8,751
Provision for credit losses	1,120	200
Net interest income after provision for credit losses	11,028	8,551
NONINTEREST INCOME
Service charges on deposit accounts	326	208
Realized and unrealized gains on mortgage banking activity	1,816	2,801
Loss on the sale of securities	(139)	-
Loss on the sale of portfolio loans	-	(184)
Income from bank owned life insurance	285	145
Loan fee income	1,866	1,261
Other operating income	550	228
Total noninterest income	4,704	4,459
NONINTEREST EXPENSE
Compensation and benefits	7,569	5,557
Occupancy and equipment	1,550	1,062
Amortization of core deposit intangible	359	135
Marketing and business development	1,005	941
Professional fees	306	423
Data processing fees	601	476
Merger and restructuring expense	9,975	-
FDIC assessment	153	217
Other real estate owned expense	22	24
Loan production expense	943	930
Other operating expense	668	735
Total noninterest expense	23,151	10,500
(LOSS) INCOME BEFORE INCOME TAXES	(7,419)	2,510
Income tax (benefit) expense	(1,744)	944
NET (LOSS) INCOME	$(5,675)	$1,566
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.43)	$0.18
Diluted	$(0.43)	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2018	2017
Net (Loss) Income	$(5,675)	$1,566
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for loss	139	-
Related income tax benefit	(38)	-
Unrealized holding (losses) gains	(305)	1
Related income tax benefit	140	-
Comprehensive (loss) income	$(5,739)	$1,567

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	loss	Total

Balances at January 1, 2017	6,991,072	70	71,021	14,849	(150)	85,790
Net income	-	-	-	1,566	-	1,566
Net unrealized gain on securities	-	-	-	-	1	1
Common stock offering	2,760,000	28	38,355	-	-	38,383
Director stock awards	6,604	-	110	-	-	110
Exercise of options	5,642	-	74	-	-	74
Stock-based compensation	-	-	87	-	-	87
Balances at March 31, 2017	9,763,318	98	109,647	16,415	(149)	126,011

Balances at January 1, 2018	9,820,592	98	110,387	22,105	(337)	132,253
Net loss	-	-	-	(5,675)	-	(5,675)
Net unrealized loss on securities	-	-	-	-	(64)	(64)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	4,800	-	101	-	-	101
Exercise of options	1,680	-	18	-	-	18
Stock-based compensation	20,732	-	497	-	-	497
Balances at March 31, 2018	18,991,026	$190	$275,489	$16,430	$(401)	$291,708

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,675)	$1,566
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	1,120	200
Deferred income tax (benefit)	(966)	283
Depreciation	490	317
Stock-based compensation	598	197
Net (accretion) amortization of investment securities	21	13
Net accretion of discount on purchased loans	(147)	(60)
Loss on sales of securities	139	-
Net amortization of intangible asset	359	136
Loans originated for sale	(153,972)	(147,163)
Proceeds from sale of loans originated for sale	156,244	165,351
Realized and unrealized gains on mortgage banking activity	(1,816)	(2,801)
Loss on sales of portfolio loans, net	-	184
Cash surrender value of BOLI	(285)	(145)
Decrease in interest receivable	540	3
Increase in interest payable	39	8
Decrease in other assets	244	1,858
Increase in other liabilities	29	1,291
Net cash (used in) provided by operating activities	(3,038)	21,238
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	-	5,187
Purchases of investment securities available-for-sale	-	(17,854)
Purchases of investment securities held-to-maturity	-	(2,500)
Proceeds from sale/maturities of investment securities available-for-sale	110,577	10,510
Net increase in loans and leases outstanding	(5,515)	(29,566)
Proceeds from the sale of portfolio loans	-	3,754
Purchase of premises and equipment	(521)	(101)
Acquisition activity, net of cash received	29,285	-
Net cash provided by (used in) investing activities	133,826	(30,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(20,383)	43,238
Net decrease in short-term borrowings	(115,978)	(51,757)
Proceeds from issuance of long-term debt	54,020	-
Repayment of long-term debt	-	(11,488)
Net proceeds from issuance of common stock, net of cost	119	38,457
Net cash (used in) provided by financing activities	(82,222)	18,450

Net increase in cash and cash equivalents	48,566	9,118
Cash and cash equivalents at beginning of period	28,972	39,366
Cash and cash equivalents at end of period	$77,538	$48,484
SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,837	$1,109
Assets acquired in business combination (net of cash received)	970,709	-
Liabilities assumed in business combination	897,569	-

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

On March 1, 2018, Howard Bancorp, Inc. completed its previously announced merger (the “Merger”) with First Mariner Bank, a Maryland chartered trust company (“First Mariner”) pursuant to the Agreement and Plan of Reorganization dated as of August 14, 2017, as amended by Amendment No. 1 on November 8, 2017, by and among Bancorp, Howard Bank, a Maryland chartered trust company and wholly owned subsidiary of Bancorp, and First Mariner (as amended, the “Agreement”). At the effective time of the Merger, First Mariner merged with and into Howard Bank, with Howard Bank continuing as the surviving bank of the Merger and a wholly owned subsidiary of Bancorp. The Merger was described in the joint proxy and information statement/prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 22, 2017.

At the effective time of the Merger, pursuant to the terms of the Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock. To effect the Merger, Bancorp issued 9,143,222 shares of Bancorp common stock to First Mariner shareholders.

On February 1, 2017, Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by Bancorp to 2,760,000 shares and increased the amount of gross proceeds raised in the offering to approximately $41.4 million, and after underwriting discounts and estimated expenses, gross proceeds raised in the offering of $38.4 million.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, other-than-temporary impairment of investment securities, the fair value of loans held for sale, and fair value estimates related to acquisition accounting.

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation.

New Accounting Pronouncements

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

The FASB has issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the Company’s financial position or result of operations.

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment changes should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2017-01 did not have a significant impact on the Company’s financial position or result of operations.

The FASB has issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide clarification on the definition of a business and provides criteria to aid in the assessment of whether a transaction should be accounted for as an acquisition or a disposal of assets or business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the Company’s financial position or result of operations.

The FASB has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize lease assets and lease liabilities related to certain operating leases on their balance sheet and disclose key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements. The Company leases certain properties under operating leases that will result in recognition on the Company’s consolidated balance sheet.

The FASB has issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting. The guidance allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment. The guidance also: requires public companies to use exit prices to measure the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, the guidance requires that for liabilities measured at fair value under the fair value option, changes in fair value due to changes in instrument-specific credit risk be presented in other comprehensive income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Adoption of ASU 2016-01 did not have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt using the full retrospective transition method for all periods presented, or modified retrospective method where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company’s revenue stream within the scope of ASU No. 2014-09 is primarily from service charges on deposit accounts. The Company used a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The impact of guidance in this update, including method of implementation, did not have a material impact on the Company’s Consolidated Financial Statements. See Note 13 for additional information.

Note 2: Business Combinations

First Mariner Acquisition

On March 1, 2018, Howard Bancorp, Inc. completed its merger with First Mariner Bank into Howard Bank, a wholly owned subsidiary of Howard Bancorp, pursuant to the Agreement and Plan of Reorganization. At the effective time of the Merger, First Mariner merged with and into Howard Bank, with Howard Bank continuing as the surviving bank of the Merger. At the effective time of the Merger, pursuant to the terms of the Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million based on Howard Bancorp’s closing stock price of $18.00 on February 28, 2018.

The Company has accounted for the Merger under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities were recorded by Bancorp at their estimated fair values as of their acquisition date.

Management made significant estimates and exercised significant judgment in accounting for the acquisition of First Mariner. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Deposits and borrowings were valued based upon interest rates, original and remaining terms and maturities, as well as current rates for similar funds in the same markets. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities.

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $71.4 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$9,245
Purchase price assigned to shares exchanged for stock	164,578
Total purchase price for First Mariner acquisition	$173,823

Assets acquired at fair value:
Cash and cash equivalents	$38,530
Interest bearing deposits with banks	3,920
Investment securities available for sale	130,302
Loans held for sale	28,189
Loans	664,338
Accrued interest receivable	3,023
Other assets	119,103
Core deposit intangible	12,588
Total fair value of assets acquired	$999,994
Liabilities assumed at fair value:
Deposits	706,435
Borrowings	185,020
Accrued expenses and other liabilities	6,114
Total fair value of liabilities assumed	$897,569

Net assets acquired at fair value:		$102,425
Transaction consideration paid to First Mariner		173,823
Amount of goodwill recorded from First Mariner Acquisition		$71,398

In accordance with ASU 2015-16 Business Combinations (Topic 805) the Company has one year from the date of the business combination to make certain adjustments to the acquisition accounting amounts.

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all First Mariner loans as of the acquisition date.

	Contractually
	Required	Non-Accretable	Cash Flows	Accretable	Carring Value
	Payments	Credit	Expected to be	FMV	of Loans
	Receivable	Adjustment	Collected	Adjustment	Receivable
Performing loans acquired	$654,621	$-	$654,621	$9,054	$645,567
Impaired loans acquired	29,470	9,644	19,826	1,055	18,771
Total loans acquired	$684,091	$9,644	$674,447	$10,109	$664,338

At the merger of First Mariner, all loans acquired were recorded at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the merger date, the loan portfolio was segregated into two loan pools, performing and non-performing loans to be retained in our portfolio.

The Company determined the net discounted value of cash flows on approximately 2,700 performing loans totaling $654.6 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types such as fixed or variable rate, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this valuation process was a net accretable discount adjustment of $9.1 million at merger.

The Company also individually evaluated 57 impaired loans totaling $29.5 million of contractually required payments, to determine the fair value as of the March 1, 2018 measurement date. In determining the fair value for each individually evaluated impaired loan, the Company considered a number of factors including the remaining life of the acquired loan, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows the Company expect to receive, among others.

The Company established a credit risk related non-accretable difference of $9.6 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $1.1 million at acquisition relating to these impaired loans.

The amount of revenue derived from First Mariner since the acquisition date included in the consolidated income statement for the quarter ended March 31, 2018 was approximately $3.0 million.

In connection with the acquisition, the Company incurred merger-related expenses relating to personnel, professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations. Those expenses consisted largely of costs related to professional and consulting services, employment severance and early retirement charges, termination of contractual agreements and conversion of systems and/or integration of operations, initial communication expenses, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the consolidated statements of income for the quarter ended March 31, 2018 is summarized as follows:

Compensation related	$5,758
Equipment disposition	1,918
Legal and consulting	1,807
Accounting & other	492
Total	$9,975

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited proforma information as if the merger between Howard Bancorp and First Mariner had been completed on January 1, 2018 and on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with First Mariner at the beginning of 2018 or 2017. Supplemental proforma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning in each year presented. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

	March 31,
	2018	2017
Net interest income after provision	$15,868	$15,991
Noninterest income	6,735	8,347
Noninterest expense	21,107	22,616
Net income	1,084	826
Net income per share	$0.06	$0.06

Note 3: Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

Because of the composition and remaining duration of the securities portfolio acquired in the First Mariner merger, management deemed it prudent for interest rate risk management purposes to liquidate the majority of the acquired portfolio. Thus, in the first quarter of 2018, the Bank sold nearly $69.37 million of First Mariner securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the merger. In addition the Bank sold $33.0 million of pre-acquisition investment securities, in the first quarter of 2018 and recorded a loss on the sale of $139 thousand. Nearly $51 million of the acquired securities that were retained in the securities portfolio were recorded at fair value and were all classified as available for sale.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$30,475	$-	$540	$29,935	$68,082	$-	$342	$67,740
Treasuries	1,504	-	11	1,493	1,505	-	11	1,494
Mortgage-backed	49,907	93	116	49,884	2,541	-	62	2,479
Other investments	6,344	40	83	6,301	2,579	-	36	2,543
	$88,230	$133	$750	$87,613	$74,707	$-	$451	$74,256
Held to maturity Corporate debentures	$9,250	$205	$16	$9,439	$9,250	$188	$17	$9,421

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 are presented below:

March 31, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$7,907	$282	$22,185	$258	$30,092	$540
Treasuries	1,493	11	-	-	1,493	11
Mortgage-backed	1,099	71	31,349	45	32,448	116
Other investments	3,230	83	-	-	3,230	83
	$13,729	$447	$53,534	$303	$67,263	$750
Held to maturity Corporate debentures	$500	$16	$-	$-	$500	$16

December 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$54,303	$216	$13,437	$126	$67,740	$342
Treasuries	-	-	1,494	11	1,494	11
Mortgage-backed	1,202	12	1,262	50	2,464	62
Other investments	2,500	36	-	-	2,500	36
	$58,005	$264	$16,193	$187	$74,198	$451
Held to maturity Corporate debentures	$500	$17	$-	$-	$9,250	$17

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 36 securities with unrealized losses and 38 securities with unrealized losses at March 31, 2018 and December 31, 2017, respectively.

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

The amortized cost and estimated fair values of investments securities by contractual maturity are shown below:

(in thousands)	March 31, 2018		December 31, 2017
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$5,020	$4,969	$35,105	$34,995
After one through five years	26,972	26,472	34,489	34,248
After five through ten years	13,933	14,137	9,257	9,428
After ten years	48,223	48,241	2,526	2,464
	$94,148	$93,819	$81,377	$81,135

At March 31, 2018 and December 31, 2017, $30.2 million and $28.8 million in fair value of securities were pledged as collateral for repurchase agreements, respectively. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of shareholders’ equity at March 31, 2018.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2018 and December 31, 2017 are presented in the following table:

	March 31, 2018				December 31, 2017
				% of		% of
(in thousands)	Legacy	Acquired	Total	Total	Total	Total
Real estate
Construction and land	$67,713	$41,706	$109,419	6.8%	$74,398	7.9%
Residential - first lien	193,146	182,311	375,457	23.4	194,896	20.8
Residential - junior lien	40,408	56,326	96,734	6.0	43,047	4.6
Total residential real estate	233,554	238,637	472,191	29.4	237,943	25.4
Commercial - owner occupied	139,367	32,605	171,972	10.7	170,408	18.2
Commercial - non-owner occupied	299,069	169,039	468,108	29.2	260,802	27.8
Total commercial real estate	438,436	201,644	640,080	39.9	431,210	46.0
Total real estate loans	739,703	481,987	1,221,690	76.1	743,551	79.3
Commercial loans and leases	214,614	124,069	338,683	21.1	188,729	20.2
Consumer	4,172	40,933	45,105	2.8	4,328	0.5
Total loans	$958,489	$646,989	$1,605,478	100.0%	$936,608	100.0%

Net loan origination fees, which are included in the amounts above, totaled $139 thousand and $54 thousand at March 31, 2018 and December 31, 2017, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans during the three months ended March 31, 2018:

March31,
(in thousands)	2018
Balance at beginning of period	$-
Impaired loans acquired	1,055
Accretion of fair value discounts	(63)
Balance at end of period	$992

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the beginning and end of the respective periods.

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At March 31, 2018	$17,199	$12,581
At December 31, 2017	$1,292	$851

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2018 and March 31, 2017:

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(99)	(89)	(1)	(534)	(269)	(4)	(1,198)
Recoveries	-	-	-	-	2	61	4	67
Provision for credit losses	30	167	98	82	592	151	-	1,120
Ending balance	$563	$736	$186	$698	$1,470	$2,472	$23	$6,148

	March 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(50)	(23)	-	-	(1,112)	(108)	(1,293)
Recoveries	-	-	-	-	1	12	12	25
Provision for credit losses	23	100	33	68	(23)	(39)	38	200
Ending balance	$534	$504	$99	$395	$1,098	$2,661	$69	$5,360

The following table provides additional information on the allowance for credit losses at March 31, 2018 and December 31, 2017:

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$380	$-	$380
collectively evaluated for impairment	$563	$736	$186	$698	$1,470	$2,092	$23	$5,786
Loans:
Legacy Loans:
Ending balance	$67,713	$193,146	$40,408	$139,367	$299,069	$214,614	$4,172	$958,489
individually evaluated for impairment	$559	$5,182	$56	$508	$8,401	$3,164	$-	$17,870
collectively evaluated for impairment	$67,154	$187,964	$40,352	$138,859	$290,668	$211,450	$4,172	$940,619
Acquired Loans:
Ending balance	$41,706	$182,311	$56,326	$32,605	$169,039	$124,069	$40,933	$646,989
purchased credit impaired loans	$849	$9,760	$724	$1,049	$-	$17	$153	$12,252
collectively evaluated for impairment	$40,857	$172,551	$55,602	$31,556	$169,039	$124,052	$40,780	$634,437

Acquired loans were evaluated for impairment subsequent to the merger. No allowance was required on these loans due to the recently assigned credit marks on these loans.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$67,279	$188,249	$40,352	$138,772	$290,668	$211,191	$4,172	$940,683
Special mention	-	-	-	-	-	-	-	-
Substandard	434	4,897	56	595	8,401	3,405	-	17,788
Doubtful	-	-	-	-	-	18	-	18
Total	$67,713	$193,146	$40,408	$139,367	$299,069	$214,614	$4,172	$958,489
Acquired Loans:
Not classified	$39,774	$182,311	$56,326	$17,932	$166,492	$119,644	$40,933	$623,412
Special mention	-	-	-	8,834	972	1,632	-	11,438
Substandard	814			4,283	1,269	1,587	-	7,953
Doubtful	1,118	-	-	1,556	306	1,206	-	4,186
Total	$41,706	$182,311	$56,326	$32,605	$169,039	$124,069	$40,933	$646,989

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$73,761	$193,174	$42,651	$169,900	$253,255	$184,858	$4,328	$921,927
Special mention	-	-	-	-	1,592	-	-	1,592
Substandard	637	1,103	5	508	3,725	801	-	6,779
Doubtful	-	619	391	-	2,230	3,070	-	6,310
Total	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$67,184	$182,791	$40,009	$138,859	$290,477	$211,639	$4,162	$935,121
Accruing loans past due:
30-59 days past due	-	5,346	343	-	74	35	10	5,808
60-89 days past due	-	64	-	-	43	46	-	153
Greater than 90 days past due	95	48	-	-	74	-	-	217
Total past due	95	5,458	343	-	191	81	10	6,178
Non-accrual loans	434	4,897	56	508	8,401	2,894	-	17,190
Total loans	$67,713	$193,146	$40,408	$139,367	$299,069	$214,614	$4,172	$958,489
Acquired Loans:
Accruing loans current	$40,857	$166,916	$53,685	$31,556	$168,624	$123,977	$40,749	$626,364
Accruing loans past due:
30-59 days past due	-	5,140	905	-	210	27	31	6,313
60-89 days past due	-		900	-		46	-	946
Greater than 90 days past due	-	495	112	-	205	2	-	814
Total past due	-	5,635	1,917	-	415	75	31	8,073
Non-accrual loans[1]	849	9,760	724	1,049	-	17	153	12,552
Total loans	$41,706	$182,311	$56,326	$32,605	$169,039	$124,069	$40,933	$646,989

(1)	Included are purchased credit impaired loans where the Company amortizes the accreatable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$73,386	$185,135	$42,491	$169,596	$251,608	$185,239	$4,328	$911,783
Accruing loans past due:
30-59 days past due	279	6,381	110	173	-	52	-	6,995
60-89 days past due	96	1,330	-	-	364	-	-	1,790
Greater than 90 days past due	-	328	50	131	2,963	-	-	3,472
Total past due	375	8,039	160	304	3,327	52	-	12,257
Non-accrual loans	637	1,722	396	508	5,867	3,438	-	12,568
Total loans	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $30.8 million or 1.9% of total loans outstanding at March 31, 2018, which represents an increase from $16.0 million or 1.7% at December 31, 2017.

The impaired loans at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$559	$5,182	$56	$508	$8,401	$3,164	$-	$17,870
With an allowance recorded	-	-	-	-	-	1,531	-	1,531
With no related allowance recorded	559	5,182	56	508	8,401	1,633	-	16,339
Related allowance	-	-	-	-	-	380	-	380
Unpaid principal	761	5,307	56	508	8,947	5,045	-	20,624
Average balance of impaired loans	761	5,379	56	519	8,987	5,845	-	21,547
Interest income recognized	-	21	1	-	1	24	-	47
Acquired Loans:
Recorded investment[1]	849	9,760	724	1,049	-	17	153	12,552
Unpaid principal	1,118	11,309	1,181	1,351	305	1,239	165	16,668
Average balance of impaired loans	1,118	11,309	1,181	1,351	305	1,239	165	16,668
Interest income recognized	-	-	-	-	-	-	-	-

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
With an allowance recorded	637	-	391	-	2,230	2,883	-	6,141
With no related allowance recorded	124	2,009	5	508	3,637	841	-	7,124
Related allowance	202	-	29	-	11	668	-	910
Unpaid principal	762	2,034	403	509	5,884	5,293	-	14,885
Average balance of impaired loans	756	2,100	403	519	5,956	5,988	-	15,722
Interest income recognized	19	60	12	-	132	150	-	373

Included in the total impaired loans above were non-accrual loans of $29.7 million and $12.6 million at March 31, 2018 and December 31, 2017, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $358 thousand and $213 thousand for the first three months of 2018 and 2017, respectively.

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

TDRs at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	880	1	285	1,165
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	596	1	202	798
	6	$4,291	3	$612	$4,903

	December 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	886	1	287	1,173
Residential real estate - junior lien	1	398	-	-	398
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	599	1	208	807
	7	$4,698	3	$620	$5,318

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	March 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	880	285	1,165
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	83	202	285
Forbearance	24	513	-	513
Total troubled debt restructured loans	$24	$4,291	$612	$4,903

	December 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	886	287	1,173
Residential real estate - junior lien
Forbearance	30	398	-	398
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	85	208	293
Forbearance	32	514	-	514
Total troubled debt restructured loans	$62	$4,698	$620	$5,318

There were no new loans restructured during the three months ended March 31, 2018.

As a part of the modification of the land development loan restructured during 2017, the Bank agreed to forgive $215 thousand in debt, and recorded this amount as a loss. The pre-modification principal amount on this loan was $340 thousand, while the post-modification principal amount was reduced to $125 thousand. The other modifications have been only interest rate concessions and payment term extensions, not principal reductions that resulted in the recordation of a loss. Thus, the pre-modification and post-modification recorded investment amounts are the same for these TDRs.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended March 31, 2018 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2018 and 2017 there were no additional valuation allowances recorded as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2018 and 2017 there were no new loans transferred from loans to OREO. The Company did not sell any properties held as OREO during the first three months of 2018 or 2017. In conjunction with the First Mariner acquisition the Bank’s OREO balances increased $3.9 million representing 13 assets. At March 31, 2018 there were two residential first lien loans totaling $184 thousand in the process of foreclosure.

Note 6: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount.

At March 1, 2018 the Company recorded $71.4 million in goodwill relating to the First Mariner merger as detailed in Note 2 above.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
(in thousands)	2018	2017
Goodwill
Banking	$72,001	$603

Core deposit intangible consists of premiums paid for the acquisitions of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	March 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,128	$2,156	$13,972	5.4

	December 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,797	$1,743	5.6

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2018	$2,114
2019	3,012
2020	2,674
2021	2,326
2022	1,915
Thereafter	1,931
Total amortizing intangible assets	$13,972

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	March 31, 2018		December 31, 2017
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$414,528	27%	$218,139	26%
Interest-bearing checking	151,850	10	71,642	8
Money market accounts	382,303	25	252,453	29
Savings	155,559	10	52,078	6
Certificates of deposit $250,000 and over	15,372	1	9,950	1
Certificates of deposit under $250,000	430,347	28	259,646	30
Total deposits	$1,549,959	100%	$863,908	100%

Total deposits growth at March 31, 2018 was impacted by the First Mariner merger. Acquired deposits at March 31, 2018 were $699.4 million.

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2018 and 2017, Bancorp issued 4,800 and 6,604 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first three months of 2018 or the year ended December 31, 2017. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	30,991	$9.69	123,593	$12.36
Granted	-	-	-	-
Exercised	(1,680)	11.00	(27,113)	11.67
Forfeited	(3,100)	11.00	(65,489)	13.92
Balance at period end	26,211	$9.45	30,991	$9.69
Exercisable at period end	26,211	$9.45	30,991	$9.69
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the three months ended March 31, 2018 was $18 thousand, while $74 thousand was received during the three months ended March 31, 2017. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $19.80 at March 31, 2018, the options outstanding had an aggregate intrinsic value of $271 thousand. At December 31, 2017, based upon fair market value of $22.00, the outstanding options outstanding had an aggregate intrinsic value of $382 thousand.

Restricted Stock Units

Restricted stock units (“RSUs”) are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule. Each RSU that vests entitles the recipient to receive one share of Bancorp common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 20,732 RSUs during the first quarter of 2018, all of which were immediately vested upon grant. The Company granted 18,500 RSUs during 2017, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	52,155	$15.09	65,491	$13.23
Granted	20,732	19.90	18,500	17.41
Vested	(20,732)	19.90	(31,836)	12.60
Forfeited	-	-	-	-
Balance at period end	52,155	$15.09	52,155	$15.09

At March 31, 2018, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $358 thousand. This expense is expected to be recognized through 2020 as follows.

(in thousands)
2018	$177
2019	129
2020	52
$358

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

	Three months ended
	March 31,
(in thousands)	2018	2017
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$497	$87
Director compensation paid in stock	$101	$110

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $302 thousand and $195 thousand, respectively, for the three months ended March 31, 2018 and 2017. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $70 thousand and $74 thousand for the three month periods ending March 31, 2018 and 2017, respectively.

Note 10: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Net (loss) income available to common stockholders (numerator)	$(5,675)	$1,566
BASIC
Basic average common shares outstanding (denominator)	13,080,614	8,806,404
Basic (loss) income per common share	$(0.43)	$0.18
DILUTED
Average common shares outstanding	13,080,614	8,806,404
Dilutive effect of common stock equivalents	-	50,359
Diluted average common shares outstanding (denominator)	13,080,614	8,856,763
Diluted (loss) income per common share	$(0.43)	$0.18

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	-

Note 11: Risk-Based Capital

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

Management believes that, as of March 31, 2018 and December 31, 2017, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at March 31, 2018 and December 31, 2017:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$184,876	10.60%	$139,471	8.00%	$174,339	10.00%
Howard Bancorp	$186,051	10.59%	$140,556	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$178,728	10.25%	$78,452	4.50%	$113,320	6.50%
Howard Bancorp	$176,348	10.04%	$79,062	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$178,728	10.25%	$104,603	6.00%	$139,471	8.00%
Howard Bancorp	$176,348	10.04%	$105,417	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$178,728	12.66%	$56,486	4.00%	$70,607	5.00%
Howard Bancorp	$176,348	12.53%	$56,295	4.00%	N/A
As of December 31, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$125,019	12.39%	$80,720	8.00%	$100,900	10.00%
Howard Bancorp	$139,673	13.72%	$81,456	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$118,860	11.78%	$45,405	4.50%	$65,585	6.50%
Howard Bancorp	$129,979	12.77%	$45,819	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$118,860	11.78%	$60,540	6.00%	$80,720	8.00%
Howard Bancorp	$129,979	12.77%	$61,092	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$118,860	10.70%	$44,438	4.00%	$55,547	5.00%
Howard Bancorp	$129,979	11.70%	$44,439	4.00%	N/A

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

March 31, 2018

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$29,935	$-	$29,935	$-
U.S. Government treasuries	1,493	-	1,493	-
Mortgage-backed securities	49,884	-	49,884	-
Other investments	6,301	-	6,264	37
Loans held for sale	69,886	-	69,886	-
Loans held for investment	1,383	-	1,383	-
Rate lock commitments	858	-	-	858

December 31, 2017

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$67,740	$-	$67,740	$-
U.S. Government treasuries	1,494	-	1,494	-
Mortgage-backed securities	2,479	-	2,479	-
Other investments	2,543	-	2,464	79
Loans held for sale	42,153	-	42,153	-
Loans held for investment	1,509	-	1,509	-
Rate lock commitments	451	-	-	451

Assets under fair value option:

March 31, 2018

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$69,886	$68,374	$1,512
Loans held for investment	1,383	1,392	(9)

December 31, 2017

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,153	$40,990	$1,163
Loans held for investment	1,509	1,476	33

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

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	March 31	December 31
	2018	2017
Balance, beginning of period	$530	$528
Privately held equity investment	(42)	79
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	407	(77)
Balance, end of period	$895	$530

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the three months ended March 31, 2018 or the three month ended March 31, 2017. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

March 31, 2018

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$5,135	$-	$-	$5,135
Impaired loans:
Construction and land	1,408	-	-	1,408
Residential - first lien	14,942	-	-	14,942
Residential - junior lien	780	-	-	780
Commercial - owner occupied	1,557	-	-	1,557
Commercial - non-owner occupied	8,401	-	-	8,401
Commercial loans and leases	2,801	-	-	2,801
Consumer	153	-	-	153

December 31, 2017

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,549	$-	$-	$1,549
Impaired loans:
Construction and land	559	-	-	559
Residential - first lien	2,009	-	-	2,009
Residential - junior lien	367	-	-	367
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	5,856	-	-	5,856
Commercial loans and leases	3,056	-	-	3,056
Consumer	-	-	-	-

At March 31, 2018, OREO consisted of the outstanding balance of $8.2 million, less valuation allowance of $3.1 million. Related allowance on impaired loans was $380 thousand and $910 thousand at March 31, 2017 and December 31, 2017 respectively.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	March 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$87,613	$87,613	$-	$87,576	$37
Held to maturity securities	9,315	9,315	-	-	9,315
Nonmarketable equity securities	12,700	12,700	-	12,700	-
Loans held for sale	69,886	69,886	-	69,886	-
Loans held for investment	1,383	1,383	-	1,383	-
Rate lock commitments	858	858	-	-	858
Loans and leases [1]	1,604,095	1,587,293	-	-	1,587,293
Financial Liabilities
Deposits	1,549,959	1,551,084	-	1,551,084	-
Short-term borrowings	199,427	199,427	-	199,427	-
Long-term borrowings	72,555	72,555	-	72,555	-

	December 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$74,256	$74,256	$-	$74,177	$79
Held to maturity securities	9,250	9,421	-	-	9,421
Nonmarketable equity securities	6,492	6,492	-	6,492	-
Loans held for sale	42,153	42,153	-	42,153	-
Loans held for investment	1,509	1,509	-	1,509	-
Rate lock commitments	451	451	-	-	451
Loans and leases [1]	928,940	925,510	-	-	925,510
Financial Liabilities
Deposits	863,908	865,182	-	865,182	-
Short-term borrowings	130,385	130,385	-	130,385	-
Long-term borrowings	18,535	18,538	-	18,538	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of March 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

Note 13: Revenue Recognition

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees, monthly service fees, check orders, and other deposit account related fees. The Banks’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Banks’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other Operating Income

Other operating income is primarily comprised of debit and credit card income, ATM fees, merchant services income, revenue streams such as safety deposit box rental fees, and other miscellaneous service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Banks’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Bank’s performance obligation for fees, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the three months ended March 31, 2018 and 2017.

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2018	2017
NONINTEREST INCOME
Service charges on deposit accounts	$95	$53
Fees and other services charges	405	208
Other	19	18
Noninterest income in scope of Topic 606	519	279
Noninterest income out of scope of Topic 606	4,185	4,180
Total noninterest income	$4,704	$4,459

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018 and December 31, 2017, the Bank did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Bank did not capitalize any contract acquisition cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at March 31, 2018 and December 31, 2017 and our consolidated results of operations for the periods ended March 31, 2018 and March 31, 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

We are headquartered in Baltimore City, Maryland and we consider our primary market area to be The Greater Baltimore Metropolitan Area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

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

On March 1, 2018, we completed our acquisition of First Mariner Bank (“First Mariner”) through the merger of First Mariner with and into Howard Bank. As a result of the merger, each outstanding share of common stock of First Mariner was converted into 1.6624 shares of Howard Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million based on Howard Bancorp’s closing stock price of $18.00 on February 28, 2018.

On February 1, 2017, Howard Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by the Company to 2,760,000 shares and increased the amount of gross proceeds raised in the offering to approximately $41.4 million, and after underwriting discounts and estimated expenses, net proceeds raised in the offering was $38.4 million.

Financial highlights during the three months ended March 31, 2018 are as follows:

•	As a result of the First Mariner merger we acquired:
•	Assets - $1.0 billion, primarily from:
•	Investment securities - $130.3 million
•	Loans - $692.5 million

•	Liabilities - $897.6 million, primarily from:
•	Deposits - $706.4 million
•	Borrowings - $185.0 million

•	Goodwill recorded - $71.4 million

•	Because of the timing of the merger closing on March 1, 2018, the first quarter operating results included only one month’s worth of combined revenues and operating expenses; however, the first quarter results included the majority of expenses relating to the closing of the merger. This resulted in a quarterly pretax loss of $7.4 million, after the recording of $10 million in merger related expenses during the first quarter and a net loss of $5.7 million for the first quarter of 2018. This resulted in a loss of $0.43 per common share for the first quarter of 2018 compared to quarterly earnings per shares of $0.19 and 0.18 for the fourth quarter of 2017 and the first quarter of 2017, respectively.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2018 and December 31, 2017 balance sheets is presented below.

General

All aspects of our financial condition were greatly impacted by the First Mariner merger. Total assets increased $974.8 million, or 84.8%, to $2.1 billion at March 31, 2018 compared to $1.1 billion at December 31, 2017. This asset growth consisted primarily of increases in our loan portfolio of $668.9 million, cash and cash equivalents of $48.6 million, loans held for sale of $27.7 million, and investment securities of $13.4 million. Increases in assets were funded from increases in customer deposits of $686.1 million and borrowings of $123.1 million. Deposits consisted of an increase in noninterest-bearing deposits of $196.4 million and interest-bearing deposits of $489.7 million. Stockholders’ equity increased $159.5 million primarily as a result of the issuance of 9.1 million shares representing $165 million in stock issued in conjunction with the merger

Securities Available for Sale

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency and treasury securities, mortgage backed securities and, muni investments in our securities portfolio, which are categorized as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. At March 31, 2018 and December 31, 2017 we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $12.7 million and $6.5 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$30,475	$29,935	$68,082	$67,740
Treasuries	1,504	1,493	1,505	1,494
Mortgage-backed	49,907	49,884	2,541	2,479
Other investments	6,344	6,301	2,579	2,543
	$88,230	$87,613	$74,707	$74,256
Held to maturity
Corporate debentures	$9,250	$9,439	$9,250	$9,421

All acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio. Because we sold these securities acquired within days of the closing of the transaction we did not record any gain or loss on the sale. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.  The Bank sold in the first quarter of 2018, $33.0 million of securities at a loss of $139 thousand.

We had securities available for sale of $87.6 million and $74.3 million at March 31, 2018 and December 31, 2017, respectively, which were recorded at fair value. This represents an increase of $13.3 million, or 17.9%, from year-end 2017.

We had securities held to maturity of $9.3 million at March 31, 2018 and December 31, 2017, which were recorded at amortized cost. There was one investment that was in an unrealized loss position at March 31, 2018.

With respect to our portfolio of securities available for sale, the portfolio contained 8 securities with unrealized losses of $750 thousand and 38 securities with unrealized losses of $451 thousand at March 31, 2018 and December 31, 2017, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases increased $668.9 million, or 71.4%, to $1.6 billion at March 31, 2018 from $937 million at December 31, 2017. The fair value of loans acquired of $664.3 million represented the majority of the growth in the first quarter, with the remainder in organic growth. Organic growth was primarily on commercial loans and leases during the quarter as we continue to focus on the needs of small to mid-size businesses in our market area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2018				December 31, 2017
				% of		% of
(in thousands)	Legacy	Acquired	Total	Total	Total	Total
Real estate
Construction and land	$67,713	$41,706	$109,419	6.8%	$74,398	7.9%
Residential - first lien	193,146	182,311	375,457	23.4	194,896	20.8
Residential - junior lien	40,408	56,326	96,734	6.0	43,047	4.6
Total residential real estate	233,554	238,637	472,191	29.4	237,943	25.4
Commercial - owner occupied	139,367	32,605	171,972	10.7	170,408	18.2
Commercial - non-owner occupied	299,069	169,039	468,108	29.2	260,802	27.8
Total commercial real estate	438,436	201,644	640,080	39.9	431,210	46.0
Total real estate loans	739,703	481,987	1,221,690	76.1	743,551	79.3
Commercial loans and leases	214,614	124,069	338,683	21.1	188,729	20.2
Consumer	4,172	40,933	45,105	2.8	4,328	0.5
Total loans	$958,489	$646,989	$1,605,478	100.0%	$936,608	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $27.7 million to $69.9 million at March 31, 2018 from $42.2 million at December 31, 2017. We acquired nearly $28.2 million in mortgage loans held for sale in conjunction with the First Mariner merger. Mortgage loan origination volumes continue to be strong, with $154.0 million in loans originated in the first three months of 2018 compared to $147.2 million for the same period of 2017.

Deposits

Deposits increased from $863.9 million at December 31, 2017 to $1.5 billion at March 31, 2018, an increase of $686.1 million or 79.4%. The fair value of deposits acquired of $706.4 million represented the majority of the growth in the first quarter. The largest increase in organic deposits was in noninterest-bearing demand deposits which increased $11.5 million in the first quarter of 2018. This increase was offset by a $32.5 million decrease in certificates of deposit which we intentionally allowed to decline given the additional levels of cash generated from the sale of the investment securities.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	March 31, 2018		December 31, 2017
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$414,528	27%	$218,139	26%
Interest-bearing checking	151,850	10	71,642	8
Money market accounts	382,303	25	252,453	29
Savings	155,559	10	52,078	6
Certificates of deposit $250,000 and over	15,372	1	9,950	1
Certificates of deposit under $250,000	430,347	28	259,646	30
Total deposits	$1,549,959	100%	$863,908	100%

Demand deposit levels at March 31, 2018, were also impacted by a single customer who withdrew approximately $25 million at the end of the first quarter of 2018, but then subsequently re-deposited those funds back into the bank in early April of 2018.

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

Our borrowings totaled $272.0 million at March 31, 2018 versus $148.9 million at December 31, 2017, reflecting an increase of $123.1 million. Borrowings acquired of $185.0 million from First Mariner represented the increase in the first quarter. Short-term borrowings at March 31, 2018 consisted of repurchase agreements of $14.0 million, master notes totaling $961 thousand, fed funds purchased of $30.0 million and short-term FHLB advances totaling $154.5 million. Long-term borrowing totaled $72.5 million at March 31, 2018, consisting of five long-term FHLB advances totaling $69.0 million and junior subordinated debt totaling $3.5 million.

Stockholders’ Equity

Total stockholders’ equity increased $159.5 million, or approximately 120.6%, from $132.3 million at December 31, 2017 to $291.7 million at March 31, 2018. As previously disclosed above, this increase in capital levels was the result of the issuance of 9.1 million shares representing $165 million in stock issued in conjunction with the First Mariner merger. Partially offsetting the increased capital resulting from the acquisition was a net loss incurred during the first quarter of $5.7 million.

As a result of this merger, the capital position increased dramatically. Total stockholders’ equity at March 31, 2018 represents a capital to asset ratio of 13.7%, compared to 11.5% at December 31, 2017. Book value per share was $15.36 at March 31, 2018 and $13.47 at December 31, 2017. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 12.53%, 10.04% and 10.59%, respectively at March 31, 2018.

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

	Three months ended March 31,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$240,424	$2,800	4.72%	$164,414	$1,629	4.02%
Commercial real estate	502,892	5,763	4.65	354,303	4,171	4.77
Construction and land	86,325	1,054	4.95	75,405	880	4.73
Residential real estate	321,517	3,314	4.18	228,774	2,510	4.45
Consumer	18,972	240	5.14	4,640	69	6.01
Total loans and leases	1,170,130	13,171	4.56	827,536	9,259	4.54

Loans held for sale	43,623	407	3.79	22,571	202	3.63
Other earning assets [2]	61,856	214	1.40	60,441	121	0.81
Securities: [3]
U.S. Treasury	1,493	3	0.84	1,503	3	0.84
U.S Gov agencies	61,317	206	1.36	37,856	100	1.07
Mortgage-backed	26,257	169	2.61	1,300	9	2.69
Corporate debentures	9,273	143	6.23	7,633	117	6.24
Other investments	14,018	47	1.37	4,903	57	4.71
Total securities	112,358	568	2.05	53,195	286	2.18
Total earning assets	1,387,967	14,360	4.20	963,743	9,868	4.15
Cash and due from banks	11,561			8,570
Bank premises and equipment, net	30,582			20,011
Other assets	97,025			30,926
Less: allowance for credit losses	(3,995)			(6,379)
Total assets	$1,523,140			$1,016,871

Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$101,029	62	0.25%	$63,395	$37	0.24%
Money market	302,680	355	0.48	248,588	256	0.42
Savings	88,042	33	0.15	50,942	17	0.14
Time deposits	332,123	900	1.10	251,773	574	0.92
Total interest-bearing deposits	823,874	1,350	0.66	614,698	884	0.58
Short-term borrowings	191,674	690	1.46	62,473	141	0.92
Long-term borrowings	24,309	172	2.88	15,465	92	2.41
Total interest-bearing funds	1,039,857	2,212	0.86	692,636	1,117	0.65
Noninterest-bearing deposits	289,313			208,760
Other liabilities and accrued expenses	7,181			4,985
Total liabilities	1,336,351			906,381
Shareholders' equity	186,789			110,490
Total liabilities & shareholders' equity	$1,523,140			$1,016,871
Net interest rate spread [4]		$12,148	3.33%		$8,751	3.50%
Effect of noninterest-bearing funds			0.22			0.18
Net interest margin on earning assets [5]			3.55%			3.68%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended March 31,
	2018 vs. 2017
	Due to variances in
(in thousands)	Total	Rates	Volumes[1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,171	$286	$885
Commercial real estate	1,592	(111)	1,703
Construction and land	174	41	133
Residential real estate	804	(152)	956
Consumer	171	(10)	181
Loans held for sale	205	9	196
Securities	282	(17)	299
Other earning assets	93	88	5
Total interest income	4,492	134	4,358

Interest paid on:
Savings deposits	16	2	14
Interest bearing checking	25	2	23
Money market accounts	99	35	64
Time deposits	326	109	217
Short-term borrowings	549	84	465
Long-term borrowings	80	17	63
Total interest expense	1,095	249	846
Net interest earned	$3,397	$(115)	$3,512

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the three months ended March 31, 2018 and March 31, 2017 is presented below.

General

Because of the timing of the merger closing on March 1, 2018, the first quarter operating results included only one month’s worth of combined revenues and operating expenses; however, the first quarter results included the majority of expenses relating to the closing of the merger. This resulted in a quarterly pretax loss of $7.4 million, after the recording of $10 million in merger related expenses during the first quarter of 2018.

Net income decreased $7.2 million to a net loss of $5.7 million for the three months ended March 31, 2018 compared to net income of $1.6 million for the three months ended March 31, 2017. As stated above, the driver of the decrease was $10.0 million in merger related expenses. Excluding these tax effected merger expenses net income for the first quarter of 2018 would have been $1.8 million, a $287 thousand or 18.3% increase over the same period in 2017.

Because of the net loss resulting from the merger related expenses, we incurred a loss per common share for the first three months of 2018 of $0.43 compared to earnings of $0.18 for the same period of 2017

Interest Income

Interest income increased $4.5 million, or 45.5%, to $14.4 million for the three months ended March 31, 2018 compared to $9.9 million for the same period in 2017. Interest income and fees on portfolio loans increased $4.1 million for the first quarter compared to the same period in 2018, as average portfolio loans increased by $342.6 million, while the yield on the portfolio loans slightly increased by 2 basis points when comparing the two quarters. The loan yields were primarily impacted by the commercial real estate loans increasing on average $148.6 million while yields on this portfolio declined 12 basis points, due to the mix of variable and fixed rate loans in the portfolio. This decrease in interest income on portfolio loans was mitigated by increases in average commercial loans and leases of $76.0 million and an increase in its yield of 70 basis points. Interest income on loans held for sale increased $205 thousand resulting from an increase in the average balance of $21.1 million. The remaining quarter over quarter increase in interest income resulted from increases in both the average balance of and average yield realized on our securities portfolio and other short-term investments totaling $375 thousand as the average of these investment doubled.

Interest Expense

Interest expense increased $1.1 million to $2.2 million for the three months ended March 31, 2018, compared to $1.1 million for the same period in 2017. Interest expense on deposits increased by $466 thousand or 52.7% as a result of an increase in the average rate paid on interest-bearing deposits, primarily our time deposits, and, to a lesser extent, an increase in the average balance of our interest-bearing deposits for the first quarter of 2018 compared to the same period in 2017. In addition, our interest expense on borrowings increased by $629 thousand for the first quarter of 2018 compared to the first quarter of 2017 as average balance increased $138 million and average rate paid on such borrowings increased 41 basis points.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $3.4 million, or 38.8%, during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.1 million for the three months ended March 31, 2018 compared to $200 thousand for the same period in 2017, an increase of $920 thousand. This increase was primarily a result of charging off loans that previously had specific reserves held against them, and the charge offs increased our cumulative historic loss experience, which increased the levels of allowance needed. Further impacting the provision was an increase in the Bank’s legacy nonperforming loans mostly in our commercial real estate portfolio. The provision for the 2018 period reflects general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $4.7 million for the three months ended March 31, 2018 compared to $4.5 million for the three months ended March 31, 2017, a $245 thousand or 5.5% increase. Noninterest income continue to be primarily driven by growth in our mortgage banking activities. With $154 million in mortgage loans sold for the first quarter of 2018, compared to $163 million for the same period in 2017, the income recorded on the sales of loans produced approximately $3.7 million in noninterest revenues for the first quarter of 2018 compared to $3.8 million for the first quarter of 2017. In addition, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $118 thousand and other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $253 thousand quarter over quarter. Partially offsetting this income was a $139 thousand loss on the sale of investment securities from the repositioning of the portfolio in the first quarter of 2017 in comparison to no loss recorded in the same period of 2017.

Noninterest Expenses

Noninterest expenses increased $12.7 million $23.2 million for the three months ended March 31, 2018 from $10.5 million for the three months ended March 31, 2017. The greatest impact on the noninterest expense increase was $10.0 million in merger related expenses associated with the First Mariner acquisition in the first quarter of 2018 with no merger related expenses reflected in the same period of 2017. Without these expenses, noninterest expenses would have increased $2.7 million or 25.5% quarter over quarter. Compensation-related expenses accounted for nearly all of the core noninterest expense increase. Compensation and benefits increased $2.0 million, primary as a result of the expanded size of our staff, impacted by one month of joint merger employee expenses. Occupancy and equipment expenses increased $488 thousand quarter over quarter. We expected this cost to increase in future periods as we have eight additional branch locations related to the merger. Other noninterest expenses such as marketing and business development, professional and data processing fess, and loan and other operating expenses remained relatively stable quarter over quarter increasing $76 thousand or 2.0%.

Income Tax Expense

For the first quarter of 2018, because of the pretax loss generated from the merger expenses, we had a net tax benefit of $1.7 million at March 31, 2018 compared to an income tax expense of $944 thousand for same period of 2017. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Some of our merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate.

Income tax expense for 2018 was also impacted the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of these effects, our effective tax rate decreased to 23.5% for the first quarter of 2018 from 37.6% for the first quarter of 2017.

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

	March 31,	December 31,
(in thousands)	2018	2017
Non-accrual loans:
Real estate loans:
Construction and land	$1,283	$637
Residential - first lien	14,657	1,722
Residential - junior lien	780	396
Commercial	9,958	6,375
Commercial loans and leases	2,911	3,438
Consumer	153	-
Total non-accrual loans	29,742	12,568
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	285	287
Commercial loans and leases	202	208
Total accruing troubled debt restructured loans	612	620
Total non-performing loans	30,354	13,188
Other real estate owned:
Land	2,149	956
Residential - first lien	144	-
Commercial	2,842	593
Total other real estate owned	5,135	1,549
Total non-performing assets	$35,489	$14,737
Ratios:
Non-performing loans to total gross loans	1.89%	1.41%
Non-performing assets to total assets	1.67%	1.28%

Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$95	$-
Residential - first lien	543	328
Residential - junior lien	112	50
Commercial	279	3,094
Commercial loans and leases	2	-
Consumer	-	-
	$1,031	$3,472

Included in non-accrual loans at March 31, 2018 are $12.5 million in purchase credit impaired loans and six troubled debt restructured loans (“TDRs”) totaling $4.3 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $612 thousand performing subject to their modified terms at March 31, 2018. There were no additional loans restructured during the first three months of 2018.

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

Nonperforming assets amounted to $35.5 million, or 1.67% of total assets, at March 31, 2018 compared to $14.7 million, or 1.28% of total assets, at December 31, 2017. Total nonperforming assets increased $20.8 million during the first quarter of 2018 primarily as a result of one legacy credit and the First Mariner acquisition.

The composition of our nonperforming assets at March 31, 2018 is further described below:

Non-Accrual Loans:

•	Three construction and land loans.
•	42 residential first lien loans, two with a combined fair value of $184 thousand in the process of foreclosure.
•	18 residential junior lien loans, one with a fair value of $5 thousand in the process of foreclosure.
•	Four commercial owner occupied loans.
•	15 commercial non-owner occupied loans, represent nine separate relationships.
•	32 commercial loans, seven with a Small Business Administration (“SBA”) guarantee and nine that include specific aggregate reserves of $380 thousand.
•	One consumer loan.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $285 thousand.
•	One commercial loan in the amount of $202 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land in Maryland.
•	Several lots of non-residential property in Maryland.
•	One non-residential lot in Virginia
•	One commercial building in Sussex County, Delaware.
•	Four commercial buildings in Maryland.
•	One residential lot in Maryland.
•	Two residential 1-4 family properties in Maryland.

We had OREO of $5.1 million at March 31, 2018 and $1.5 million December 31, 2017. Cost relating to OREO recorded in noninterest expenses were $12 thousand and $24 thousand for the three months ended March 31, 2018 and 2017, respectively. There was no valuation allowance recorded in either period as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount.

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

The allowance for credit losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Management’s periodic evaluation of the adequacy of the allowance is based on past credit loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

For impaired loans, we utilize the appraised value or present value of expected cash flows in determining the appropriate specific allowance for credit losses attributable to a loan. In addition, changes in the appraised value of multiple properties securing our loans may result in an increase or decrease in our general allowance for credit losses as an adjustment to our historical loss experience due to qualitative and environmental factors, as described above.

At March 31, 2018 and December 31, 2017, nonperforming loans amounted to $30.4 million and $13.2 million, respectively. The amount of impaired loans requiring specific reserves totaled $1.5 million at March 31, 2018 and $6.1 million at December 31, 2017, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed. The amount of impaired loans without a specific valuation allowance totaled $28.9 million and $7.1 million, respectively, at such dates.

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

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”) and the FDIC will periodically review the allowance for credit losses. The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2018	December 31, 2017
Balance at beginning of year	$6,159	$6,428
Charge-offs:
Real estate
Construction and land loans	(202)	(155)
Residential first lien loans	(99)	(133)
Residential junior lien loans	(89)	(31)
Commercial owner occupied loans	(1)	(235)
Commercial non-owner occupied loans	(534)	-
Commercial loans and leases	(269)	(1,605)
Consumer loans	(4)	(108)
	(1,198)	(2,267)
Recoveries:
Real estate
Construction and land loans	-	6
Residential first lien loans	-	-
Residential junior lien loans	-	1
Commercial owner occupied loans	-	6
Commercial non-owner occupied loans	2	6
Commercial loans and leases	61	113
Consumer loans	4	35
	67	167
Net charge-offs	(1,131)	(2,100)
Provision for credit losses	1,120	1,831
Balance at end of year	$6,148	$6,159

Net charge-offs to average loans and leases	0.10%	0.24%

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

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent[1]	Amount	Percent[1]
Real estate
Construction and land loans	$563	6.8%	$735	7.9%
Residential first lien loans	736	23.4	668	20.8
Residential junior lien loans	186	6.0	177	4.6
Commercial owner occupied loans	698	10.7	617	18.2
Commercial non-owner occupied loans	1,470	29.2	1,410	27.8
Commercial loans and leases	2,472	21.1	2,529	20.2
Consumer loans	23	2.8	23	0.5
Total	$6,148	100.0%	$6,159	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2018 and December 31, 2017.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018 and December 31, 2017, cash and cash equivalents totaled $77.5 million and $29.0 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2018 and December 31, 2017, we had $356.5 million and $219.6 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $169.9 million and $81.1 million at March 31, 2018 and December 31, 2017, respectively, and $186.6 million and $138.5 million in unused lines of credit to borrowers at March 31, 2018 and December 31, 2018, respectively. In addition to commitments to originate loans and unused lines of credit we had $16.1 million and $10.8 million in letters of credit at March 31, 2018 and December 31, 2017, respectively. Certificates of deposit of $263.3 million or 59% of our CD’s are scheduled to mature during the remainder of 2018. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2018.

Our primary investing activity is originating loans. During the three months ended March 31, 2018, and 2017 cash used to fund net loan growth was $5.5 million and $29.6 million, respectively. During the first quarter of 2018 we did not purchase additional securities while receiving $110.6 million as a result of securities sales and maturities. For the same period in 2017 we purchase additional securities totaling $20.4 million and we received $10.5 in security maturities. Additionally, in 2017 we received $5.2 million in cash from the maturities of interest bearing deposits with banks.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net decrease in deposits of $20.4 million during the three months ended March 31, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $253.5 million at March 31, 2018 compared to $131.0 million at December 31, 2017. At March 31, 2017, we had the ability to borrow up to a total of $430.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018 and December 31, 2017, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2018 and December 31, 2017 are as follows:

(in thousands)	March 31, 2018	December 31, 2017

Unfunded loan commitments	$169,900	$81,074
Unused lines of credit	186,581	138,526
Letters of credit	16,066	10,839

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at March 31, 2018 or December 31, 2017 as a liability for credit loss related to these commitments.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2018 and December 31, 2017, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

Item 4. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission) (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 18, 2017).
3.1	Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on November 28, 2011).
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011).
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA (incorporated by reference to Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011).
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017).
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed January 25, 2018).
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101	Extensible Business Reporting Language (“XBRL”) – filed herewith

101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

May 10, 2018	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
CEO

May 10, 2018	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

