Form 10-Q
period 2018-06-30
Howard Bancorp Inc
filed 2018-08-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding shares of common stock outstanding as of July 31, 2018.

Common Stock, $0.01 par value – 19,024,640 shares

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	potential problems in connection with the recent acquisition of First Mariner Bank, as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018;
•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel; and
•	other risk discussed in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements.

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Cash and due from banks	$107,598	$28,856
Federal funds sold	363	116
Total cash and cash equivalents	107,961	28,972
Securities available for sale, at fair value	127,530	74,256
Securities held to maturity, at amortized cost	9,250	9,250
Nonmarketable equity securities	14,485	6,492
Loans held for sale, at fair value	55,956	42,153
Loans and leases, net of unearned income	1,609,978	936,608
Allowance for credit losses	(6,619)	(6,159)
Net loans and leases	1,603,359	930,449
Bank premises and equipment, net	51,668	19,189
Goodwill	71,278	603
Core deposit intangible	13,116	1,743
Bank owned life insurance	73,245	28,631
Other real estate owned	4,115	1,549
Deferred tax assets, net	31,023	813
Interest receivable and other assets	19,263	5,850
Total assets	$2,182,249	$1,149,950
LIABILITIES
Noninterest-bearing deposits	$469,832	$218,139
Interest-bearing deposits	1,095,812	645,769
Total deposits	1,565,644	863,908
Short-term borrowings	189,112	130,385
Long-term borrowings	127,575	18,535
Accrued expenses and other liabilities	10,448	4,869
Total liabilities	1,892,779	1,017,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,008,960 shares at June 30, 2018 and 9,820,592 at December 31, 2017	190	98
Capital surplus	275,581	110,387
Retained earnings	14,152	22,105
Accumulated other comprehensive loss	(453)	(337)
Total stockholders’ equity	289,470	132,253
Total liabilities and stockholders’ equity	$2,182,249	$1,149,950

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands, except share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$33,366	$19,742	$19,788	$10,281
Interest and dividends on securities	1,684	626	1,116	340
Other interest income	475	208	261	87
Total interest income	35,525	20,576	21,165	10,708
INTEREST EXPENSE
Deposits	3,079	1,825	1,729	941
Short-term borrowings	1,407	336	717	195
Long-term borrowings	1,011	167	839	75
Total interest expense	5,497	2,328	3,285	1,211
NET INTEREST INCOME	30,028	18,248	17,880	9,497
Provision for credit losses	2,545	540	1,425	340
Net interest income after provision for credit losses	27,483	17,708	16,455	9,157
NONINTEREST INCOME
Service charges on deposit accounts	916	454	590	246
Realized and unrealized gains on mortgage banking activity	3,439	5,968	1,623	3,167
Loss on the sale of securities	(139)	-	-	-
Gain (loss) on the sale of portfolio loans	-	(179)	-	5
Income from bank owned life insurance	705	345	420	200
Loan fee income	3,925	2,673	2,059	1,412
Other operating income	1,475	490	925	262
Total noninterest income	10,321	9,751	5,617	5,292
NONINTEREST EXPENSE
Compensation and benefits	17,480	11,620	9,911	6,063
Occupancy and equipment	4,167	2,096	2,617	1,034
Amortization of core deposit intangible	1,222	271	863	136
Marketing and business development	2,109	2,126	1,104	1,185
Professional fees	1,023	840	717	417
Data processing fees	1,648	956	1,047	480
Merger and restructuring expense	15,673	-	5,698	-
FDIC assessment	414	293	261	76
Other real estate owned	19	117	(3)	93
Loan production expense	2,252	1,880	1,309	950
Other operating expense	2,285	1,516	1,616	781
Total noninterest expense	48,292	21,715	25,140	11,215
(LOSS) INCOME BEFORE INCOME TAXES	(10,488)	5,744	(3,068)	3,234
Income tax (benefit) expense	(2,535)	2,140	(791)	1,196
NET (LOSS) INCOME	$(7,953)	$3,604	$(2,277)	$2,038
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.50)	$0.39	$(0.12)	$0.21
Diluted	$(0.50)	$0.39	$(0.12)	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net (Loss) Income	$(7,953)	$3,604	$(2,277)	$2,038
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for loss	139	-	-	-
Related income tax benefit	(38)	-	-	-
Unrealized holding (losses) gains	(288)	48	18	48
Related income tax benefit (expense)	71	(17)	(69)	(17)
Comprehensive (loss) income	$(8,069)	$3,635	$(2,328)	$2,069

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	loss	Total

Balances at January 1, 2017	6,991,072	$70	$71,021	$14,849	$(150)	$85,790
Net income	-	-	-	3,604	-	3,604
Net unrealized gain on securities	-	-	-	-	31	31
Common stock offering	2,760,000	28	38,355	-	-	38,383
Director stock awards	6,604	-	110	-	-	110
Exercise of options	19,759	-	234	-	-	234
Stock-based compensation	18,668	-	236	-	-	236
Balances at June 30, 2017	9,796,103	$98	$109,956	$18,453	$(119)	$128,388

Balances at January 1, 2018	9,820,592	$98	$110,387	$22,105	$(337)	$132,253
Net loss	-	-	-	(7,953)	-	(7,953)
Net unrealized loss on securities	-	-	-	-	(116)	(116)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	4,800	-	101	-	-	101
Exercise of options	3,284	-	35	-	-	35
Stock-based compensation	37,062	-	572	-	-	572
Balances at June 30, 2018	19,008,960	$190	$275,581	$14,152	$(453)	$289,470

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,953)	$3,604
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	2,545	540
Deferred income tax	1,852	142
Provision for other real estate owned	-	96
Depreciation	1,200	665
Stock-based compensation	572	346
Net amortization of investment securities	25	30
Net accretion of discount on purchased loans	(628)	(354)
Loss on sales of securities	139	-
Net amortization of intangible asset	1,222	271
Loans originated for sale	(337,290)	(326,920)
Proceeds from sale of loans originated for sale	355,115	330,070
Realized and unrealized gains on mortgage banking activity	(3,439)	(5,968)
Gain on sales of other real estate owned, net	(45)	(19)
Loss on sale of portfolio loans, net	-	179
Cash surrender value of BOLI	(705)	(345)
Decrease (increase) in interest receivable	431	(67)
Increase in interest payable	340	51
Decrease in other assets	2,470	62
Decrease in other liabilities	(355)	(155)
Net cash provided by operating activities	15,496	2,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	-	9,880
Purchases of investment securities available-for-sale	(44,535)	(27,925)
Purchases of investment securities held-to-maturity	-	(3,000)
Proceeds from sale/maturities of investment securities available-for-sale	112,039	14,520
Net increase in loans and leases outstanding	(10,662)	(63,780)
Purchase of bank owned life insurance	-	(6,500)
Proceeds from the sale of other real estate owned	954	138
Proceeds from the sale of portfolio loans	-	3,759
Purchase of premises and equipment	(1,773)	(184)
Cash acquired in acquisition	29,285	-
Net cash provided by (used in) investing activities	85,308	(73,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(4,699)	45,975
Net (decrease) increase in short-term borrowings	(126,293)	2,713
Proceeds from issuance of long-term debt	109,041	-
Repayment of long-term debt	-	(13,977)
Net proceeds from issuance of common stock, net of cost	136	38,617
Net cash (used in) provided by financing activities	(21,815)	73,328

Net increase in cash and cash equivalents	78,989	2,464
Cash and cash equivalents at beginning of period	28,972	39,366
Cash and cash equivalents at end of period	$107,961	$41,830
SUPPLEMENTAL INFORMATION
Cash payments for interest	$4,881	$2,277
Cash payments for income taxes	-	1,930
Transferred from loans to other real estate owned	174	-
Assets acquired in business combination (net of cash received)	970,709	-
Liabilities assumed in business combination	897,569	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the shareholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the shareholders of the Bank became the shareholders of Bancorp. The Bank has seven subsidiaries, six of which are intended to hold foreclosed real estate (three of which are inactive) and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary Howard Bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

On February 1, 2017, Bancorp closed an underwritten public offering, including the exercise in full by the underwriters of their option to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The exercise of the option to purchase additional shares brought the total number of shares of common stock sold by Bancorp to 2,760,000 shares and increased the amount of gross proceeds raised in the offering to approximately $41.4 million, after underwriting discounts and estimated expenses, net proceeds raised in the offering were $38.4 million.

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

The FASB has issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies when changes to the term or conditions of a share-based payment award must be accounted for as a modification. Under this ASU, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: 1) The fair value: 2) the award’s vesting conditions; and 3) the award’s classification as an equity or liability instrument. Adoption of ASU No. 2017-09 did not have an impact on the Company’s Consolidated Financial Statements.

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

The FASB has issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update provide clarification on the definition of a business and provides criteria to aid in the assessment of whether a transaction should be accounted for as an acquisition or a disposal of assets or business. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of ASU 2017-01 did not have a material impact on the Company’s financial position or result of operations.

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

Note 2: Business Combinations

First Mariner Acquisition

On March 1, 2018, Howard Bancorp completed its merger with First Mariner Bank into Howard Bank, a wholly owned subsidiary of Howard Bancorp, pursuant to the Agreement and Plan of Reorganization. At the effective time of the Merger, First Mariner merged with and into Howard Bank, with Howard Bank continuing as the surviving bank of the Merger. At the effective time of the Merger, pursuant to the terms of the Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of Howard Bancorp common stock, which was valued at approximately $164.6 million based on the closing price of Howard Bancorp common stock of $18.00 on February 28, 2018.

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

The following table provides the purchase price as of the acquisition date, the current identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $70.7 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$9,245
Purchase price assigned to shares exchanged for stock	164,578
Total purchase price for First Mariner acquisition	$173,823

Assets acquired at fair value:
Cash and cash equivalents	$38,530
Interest bearing deposits with banks	3,920
Investment securities available for sale	130,302
Loans held for sale	28,189
Loans	664,338
Accrued interest receivable	3,023
Other assets	119,826
Core deposit intangible	12,588
Total fair value of assets acquired	$1,000,717
Liabilities assumed at fair value:
Deposits	706,435
Borrowings	185,020
Accrued expenses and other liabilities	6,114
Total fair value of liabilities assumed	$897,569

Net assets acquired at fair value:		$103,148
Transaction consideration paid to First Mariner		173,823
Amount of goodwill recorded from First Mariner Acquisition		$70,675

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

A summary of merger related costs included in the Consolidated Statements of Operations for the six month period ended June 30, 2018 is summarized as follows:

Compensation related	$9,860
Equipment disposition	1,918
Legal and consulting	2,005
Contract Terminations	925
Accounting & other	965
Total	$15,673

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

	Six months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net interest income after provision	$32,953	$32,931	$17,064	$16,920
Noninterest income	12,351	16,624	5,617	8,277
Noninterest expense	41,304	45,595	20,190	22,974
Net income	2,899	1,918	1,805	1,082
Net income per share	$0.15	$0.13	$0.10	$0.07

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

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$75,007	$9	$432	$74,584	$68,082	$-	$342	$67,740
Treasuries	1,502	-	6	1,496	1,505	-	11	1,494
Mortgage-backed	48,445	12	132	48,325	2,541	-	62	2,479
Other investments	3,077	49	-	3,126	2,579	-	36	2,543
	$128,030	$70	$570	$127,530	$74,707	$-	$451	$74,256
Held to maturity
Corporate debentures	$9,250	$180	$13	$9,417	$9,250	$188	$17	$9,421

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017 are presented below:

June 30, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$47,237	$236	$15,364	$196	$62,601	$432
Treasuries	-	-	1,496	6	1,496	6
Mortgage-backed	30,528	61	1,092	71	31,620	132
Other investments	3,230	99	-	-	3,230	99
	$80,995	$396	$17,952	$273	$98,947	$669
Held to maturity
Corporate debentures	$2,750	$13	$-	$-	$2,750	$13

December 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$54,303	$216	$13,437	$126	$67,740	$342
Treasuries	-	-	1,494	11	1,494	11
Mortgage-backed	1,202	12	1,262	50	2,464	62
Other investments	2,500	36	-	-	2,500	36
	$58,005	$264	$16,193	$187	$74,198	$451
Held to maturity
Corporate debentures	$500	$17	$-	$-	$500	$17

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 46 securities with unrealized losses and 38 securities with unrealized losses at June 30, 2018 and December 31, 2017, respectively.

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

The amortized cost and estimated fair values of investments securities by contractual maturity are shown below:

(in thousands)	June 30, 2018		December 31, 2017
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$12,520	$12,410	$35,105	$34,995
After one through five years	64,000	63,681	34,489	34,248
After five through ten years	16,927	17,133	9,257	9,428
After ten years	43,833	43,723	2,526	2,464
	$137,280	$136,947	$81,377	$81,135

At June 30, 2018 and December 31, 2017, $34.8 million and $28.8 million in fair value of securities were pledged as collateral for repurchase agreements and collateralized deposits, respectively.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2018 and December 31, 2017 are presented in the following table:

	June 30, 2018				December 31, 2017
(in thousands)	Legacy	Acquired	Total	% of Total	Total	% of Total
Real estate
Construction and land	$74,136	$40,767	$114,903	7.1%	$74,398	7.9%
Residential - first lien	190,465	182,214	372,679	23.1	194,896	20.8
Residential - junior lien	45,429	50,439	95,868	6.0	43,047	4.6
Total residential real estate	235,894	232,653	468,547	29.1	237,943	25.4
Commercial - owner occupied	180,482	35,325	215,807	13.4	170,408	18.2
Commercial - non-owner occupied	266,011	162,541	428,552	26.6	260,802	27.8
Total commercial real estate	446,493	197,866	644,359	40.0	431,210	46.0
Total real estate loans	756,523	471,286	1,227,809	76.2	743,551	79.3
Commercial loans and leases	217,649	122,447	340,096	21.2	188,729	20.2
Consumer	3,738	38,335	42,073	2.6	4,328	0.5
Total loans	$977,910	$632,068	$1,609,978	100.0%	$936,608	100.0%

Net loan origination fees, which are included in the amounts above, totaled $106 thousand and $54 thousand at June 30, 2018 and December 31, 2017, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans at June 30, 2018 and 2017:

	June 30,
(in thousands)	2018	2017
Balance at beginning of period	$-	$60
Impaired loans acquired	1,055	-
Accretion of fair value discounts	(34)	(53)
Balance at end of period	$1,021	$7

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods.

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At June 30, 2018	$17,166	$12,611
At December 31, 2017	1,292	851

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the periods ended June 30, 2018 and June 30, 2017:

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(102)	(149)	(1)	(746)	(912)	(49)	(2,161)
Recoveries	-	1	-	-	2	68	5	76
Provision for credit losses	128	113	185	110	957	982	70	2,545
Ending balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619
Three months ended:
Beginning balance	$563	$736	$186	$698	$1,470	$2,472	$23	$6,148
Charge-offs	-	(3)	(60)	-	(212)	(644)	(45)	(964)
Recoveries	-	2	-	-	-	7	1	10
Provision for credit losses	98	(55)	87	28	365	832	70	1,425
Ending balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619

	June 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(132)	(31)	-	-	(1,366)	(108)	(1,637)
Recoveries	-	-	1	-	3	28	22	54
Provision for credit losses	51	221	52	74	53	28	61	540
Ending balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385
Three months ended:
Beginning balance	$534	$504	$99	$395	$1,098	$2,661	$69	$5,360
Charge-offs	-	(82)	(8)	-	-	(254)	-	(344)
Recoveries	-	-	1	-	2	16	10	29
Provision for credit losses	28	121	19	6	76	67	23	340
Ending balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385

The following table provides additional information on the allowance for credit losses at June 30, 2018 and December 31, 2017:

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$25	$-	$25
collectively evaluated for impairment	$661	$680	$213	$726	$1,623	$2,642	$49	$6,594
Loans:
Legacy Loans:
Ending balance	$74,136	$190,465	$45,429	$180,482	$266,011	$217,649	$3,738	$977,910
individually evaluated for impairment	$560	$6,483	$105	$508	$6,081	$2,370	$-	$16,107
collectively evaluated for impairment	$73,576	$183,982	$45,324	$179,974	$259,930	$215,279	$3,738	$961,803
Acquired Loans:
Ending balance	$40,767	$182,214	$50,439	$35,325	$162,541	$122,447	$38,335	$632,068
purchased credit impaired loans	$849	$9,582	$779	$1,249	$-	$13	$151	$12,623
collectively evaluated for impairment	$39,918	$172,632	$49,660	$34,076	$162,541	$122,434	$38,184	$619,445

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$73,701	$184,265	$45,324	$179,974	$259,845	$215,125	$3,738	$961,972
Special mention	-	-	-	-	-	-	-	-
Substandard	435	6,200	105	508	6,166	2,524	-	15,938
Doubtful	-	-	-	-	-	-	-	-
Total	$74,136	$190,465	$45,429	$180,482	$266,011	$217,649	$3,738	$977,910
Acquired Loans:
Not classified	$39,839	$172,632	$49,660	$29,584	$162,339	$122,434	$38,184	$614,672
Special mention	79	-	-	3,935	-	-	-	4,014
Substandard	849	9,582	779	1,806	202	13	151	13,382
Doubtful	-	-	-	-	-	-	-	-
Total	$40,767	$182,214	$50,439	$35,325	$162,541	$122,447	$38,335	$632,068

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$73,761	$193,174	$42,651	$169,900	$253,255	$184,858	$4,328	$921,927
Special mention	-	-	-	-	1,592	-	-	1,592
Substandard	637	1,103	5	508	3,725	801	-	6,779
Doubtful	-	619	391	-	2,230	3,070	-	6,310
Total	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$73,701	$182,916	$44,771	$179,974	$259,930	$215,125	$3,730	$960,147
Accruing loans past due:
30-59 days past due	-	-	140	-	-	404	3	547
60-89 days past due	-	1,195	413	-	-	-	5	1,613
Greater than 90 days past due	-	154	-	-	-	-	-	154
Total past due	-	1,349	553	-	-	404	8	2,314

Non-accrual loans	435	6,200	105	508	6,081	2,120	-	15,449

Total loans	$74,136	$190,465	$45,429	$180,482	$266,011	$217,649	$3,738	$977,910
Acquired Loans:
Accruing loans current	$39,918	$169,818	$48,254	$34,076	$162,541	$122,434	$37,915	$614,956
Accruing loans past due:
30-59 days past due	-	-	717	-	-	-	216	933
60-89 days past due	-	2,247	430	-	-	-	37	2,714
Greater than 90 days past due	-	567	259	-	-	-	16	842
Total past due	-	2,814	1,406	-	-	-	269	4,489

Non-accrual loans [1]	849	9,582	779	1,249	-	13	151	12,623

Total loans	$40,767	$182,214	$50,439	$35,325	$162,541	$122,447	$38,335	$632,068

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$73,386	$185,135	$42,491	$169,596	$251,608	$185,239	$4,328	$911,783
Accruing loans past due:
30-59 days past due	279	6,381	110	173	-	52	-	6,995
60-89 days past due	96	1,330	-	-	364	-	-	1,790
Greater than 90 days past due	-	328	50	131	2,963	-	-	3,472
Total past due	375	8,039	160	304	3,327	52	-	12,257

Non-accrual loans	637	1,722	396	508	5,867	3,438	-	12,568

Total loans	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $29.1 million or 1.8% of total loans outstanding at June 30, 2018, which represents an increase from $16.0 million or 1.7% at December 31, 2017.

The impaired loans at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$560	$6,483	$105	$508	$6,081	$2,370	$-	$16,107
With an allowance recorded	-	-	-	-	-	514	-	514
With no related allowance recorded	560	6,483	105	508	6,081	1,856	-	15,593
Related allowance	-	-	-	-	-	25	-	25
Unpaid principal	762	6,610	105	508	6,837	3,660	-	18,482
Six months ended:
Average balance of impaired loans	762	6,689	107	508	8,872	3,182	-	20,120
Interest income recognized	-	51	2	-	2	22	-	77
Three months ended:
Average balance of impaired loans	762	6,694	106	508	6,878	4,759	-	19,707
Interest income recognized	-	32	1	-	1	11	-	45
Acquired Loans:
Recorded investment [1]	$849	$9,582	$779	$1,249	$-	$13	$151	12,623
Unpaid principal	1,118	11,082	1,235	1,552	305	1,236	163	16,691
Six months ended:
Average balance of impaired loans	1,118	12,806	1,235	1,552	305	1,236	166	18,418
Interest income recognized	-	217	21	-	-	-	2	240
Three months ended:
Average balance of impaired loans	1,118	12,744	1,235	1,552	305	1,236	166	18,356
Interest income recognized	-	174	11	-	-	-	2	187

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
With an allowance recorded	637	-	391	-	2,230	2,883	-	6,141
With no related allowance recorded	124	2,009	5	508	3,637	841	-	7,124
Related allowance	202	-	29	-	11	668	-	910
Unpaid principal	762	2,034	403	509	5,884	5,293	-	14,885
Average balance of impaired loans	756	2,100	403	519	5,956	5,988	-	15,722
Interest income recognized	19	60	12	-	132	150	-	373

Included in the total impaired loans above were non-accrual loans of $28.1 million and $12.6 million at June 30, 2018 and December 31, 2017, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $1.0 million and $258 thousand for the first six months of 2018 and 2017, respectively.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered trouble debt restructured loans (“TDRs”) that may either be impaired loans that may either be in accruing status or non-accruing status.  Non-accruing TDRs may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if: a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	3	971	1	283	1,254
Commercial - non-owner occupied	2	2,816	-	-	2,816
Commercial loans and leases	1	514	1	192	706
	6	$4,301	3	$600	$4,901

	December 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	886	1	287	1,173
Residential real estate - junior lien	1	398	-	-	398
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	599	1	208	807
	7	$4,698	3	$620	$5,318

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	June 30, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	971	283	1,254
Commercial RE - non-owner occupied
Rate modification	-	2,816	-	2,816
Commercial loans
Extension or other modification	-	-	192	192
Forbearance	24	514	-	514
Total troubled debt restructured loans	$24	$4,301	$600	$4,901

	December 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	886	287	1,173
Residential real estate - junior lien
Forbearance	30	398	-	398
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	85	208	293
Forbearance	32	514	-	514
Total troubled debt restructured loans	$62	$4,698	$620	$5,318

There was one new loan restructured during the six months ended June 30, 2018. In the second quarter of 2018 the Bank extended the terms of a residential real estate loan that is currently non-performing.

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

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the six months ended June 30, 2018 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended June 30, 2018 and 2017 there were no additional valuation allowances recorded as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the six months ended June 30, 2018 there was one loan for $174 thousand transferred from loans to OREO, while for the same period in 2017 there were no loans transferred to OREO. The Company sold one commercial property in Sussex County Delaware during the second quarter of 2018 with a carrying value was $593 thousand. The Company recorded a $45 thousand gain from the sale of this property. In conjunction with the First Mariner acquisition the Bank’s OREO balances increased $3.0 million representing 11 properties. At June 30, 2018 there were six residential first lien loans totaling $1.4 million in the process of foreclosure.

Note 6: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount.

On March 1, 2018 the Company initially recorded $71.4 million in goodwill relating to the First Mariner merger. Based upon updated information the goodwill was adjusted downward by $723 thousand in the second quarter 2018 to reflect revised valuations as detailed in Note 2.

The Bank has one unit, which is the core banking operation. The table below shows goodwill balances at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
(in thousands)	2018	2017
Goodwill
Banking	$71,278	$603

Core deposit intangible consists of premiums paid for the acquisition of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	June 30, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$3,019	$13,116	5.3

	December 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,797	$1,743	5.6

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2018	$1,258
2019	3,012
2020	2,674
2021	2,326
2022	1,915
Thereafter	1,931
Total amortizing intangible assets	$13,116

Note 7: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	June 30, 2018		December 31, 2017

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$469,832	30%	$218,139	26%
Interest-bearing checking	156,680	10	71,642	8
Money market accounts	383,816	25	252,453	29
Savings	146,025	9	52,078	6
Certificates of deposit $250,000 and over	49,120	3	9,950	1
Certificates of deposit under $250,000	360,171	23	259,646	30
Total deposits	$1,565,644	100%	$863,908	100%

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2018 and 2017, Bancorp issued 4,800 and 6,604 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first half of 2018 or the year ended December 31, 2017. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	30,991	$9.69	123,593	$12.36
Granted	-	-	-	-
Exercised	(3,284)	10.77	(27,113)	11.67
Forfeited	(3,100)	11.00	(65,489)	13.92
Balance at period end	24,607	$9.38	30,991	$9.69
Exercisable at period end	24,607	$9.38	30,991	$9.69
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the six months ended June 30, 2018 was $35 thousand, while $234 thousand was received during the six months ended June 30, 2017. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $18.00 at June 30, 2018, the options outstanding had an aggregate intrinsic value of $212 thousand. At December 31, 2017, based upon fair market value of $22.00, the outstanding options outstanding had an aggregate intrinsic value of $382 thousand.

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

The Company granted 20,732 RSUs during the first half of 2018, all of which were immediately vested upon grant. The Company granted 18,500 RSUs during 2017, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	52,155	$15.09	65,491	$13.23
Granted	20,732	19.90	18,500	17.41
Vested	(37,062)	17.14	(31,836)	12.60
Forfeited	(3,332)	13.81	-	-
Balance at period end	32,493	$15.95	52,155	$15.09

At June 30, 2018, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $284 thousand. This expense is expected to be recognized through 2020 as follows.

(in thousands)
2018	$103
2019	129
2020	52
$284

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

	Six months ended		Three months ended
	June 30		June 30
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$572	$236	$75	$149
Director compensation paid in stock	$101	$110	$-	$66

Note 9: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $587 thousand and $381 thousand, respectively, for the six months ended June 30, 2018 and 2017. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $139 thousand and $141 thousand for the six month periods ending June 30, 2018 and 2017, respectively.

Note 10: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net (loss) income available to common stockholders (numerator)	$(7,953)	$3,604	$(2,277)	$2,038
BASIC
Basic average common shares outstanding (denominator)	16,058,092	9,295,777	19,002,851	9,779,772
Basic (loss) income per common share	$(0.50)	$0.39	$(0.12)	$0.21
DILUTED
Average common shares outstanding	16,058,092	9,295,777	19,002,851	9,779,772
Dilutive effect of common stock equivalents	-	39,373	-	42,393
Diluted average common shares outstanding (denominator)	16,058,092	9,335,150	19,002,851	9,822,165
Diluted (loss) income per common share	$(0.50)	$0.39	$(0.12)	$0.21

Because the Company reported a loss for both 2018 periods common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share	25,326	-	27,245	-

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

Management believes that, as of June 30, 2018 and December 31, 2017, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at June 30, 2018 and December 31, 2017:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$185,421	10.78%	$137,624	8.00%	$172,030	10.00%
Howard Bancorp	$187,072	10.83%	$138,245	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$178,802	10.39%	$77,414	4.50%	$111,820	6.50%
Howard Bancorp	$176,878	10.24%	$77,763	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$178,802	10.39%	$103,218	6.00%	$137,624	8.00%
Howard Bancorp	$176,878	10.24%	$103,684	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$178,802	8.85%	$80,791	4.00%	$100,989	5.00%
Howard Bancorp	$176,878	8.76%	$80,724	4.00%	N/A
As of December 31, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$125,019	12.39%	$80,720	8.00%	$100,900	10.00%
Howard Bancorp	$139,673	13.72%	$81,456	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$118,860	11.78%	$45,405	4.50%	$65,585	6.50%
Howard Bancorp	$129,979	12.77%	$45,819	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$118,860	11.78%	$60,540	6.00%	$80,720	8.00%
Howard Bancorp	$129,979	12.77%	$61,092	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$118,860	10.70%	$44,438	4.00%	$55,547	5.00%
Howard Bancorp	$129,979	11.70%	$44,439	4.00%	N/A

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

June 30, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$74,584	$-	$74,584	$-
U.S. Government treasuries	1,496	-	1,496	-
Mortgage-backed securities	48,325	-	48,325	-
Other investments	3,126	-	3,126	-
Loans held for sale	55,956	-	55,956	-
Loans held for investment	1,345	-	1,345	-
Rate lock commitments	244	-	-	244

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$67,740	$-	$67,740	$-
U.S. Government treasuries	1,494	-	1,494	-
Mortgage-backed securities	2,479	-	2,479	-
Other investments	2,543	-	2,464	79
Loans held for sale	42,153	-	42,153	-
Loans held for investment	1,509	-	1,509	-
Rate lock commitments	451	-	-	451

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	June 30	December 31
	2018	2017
Balance, beginning of period	$530	$528
Privately held equity investment	(42)	79
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	(244)	(77)
Balance, end of period	$244	$530

Assets under fair value option:

June 30, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$55,956	$54,733	$1,223
Loans held for investment	1,345	1,374	(29)

December 31, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,153	$40,990	$1,163
Loans held for investment	1,509	1,476	33

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the six months ended June 30, 2018, and $96 thousand recognized during the six months ended June 30, 2017. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

June 30, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,115	$-	$-	$4,115
Impaired loans:
Construction and land	1,409	-	-	1,409
Residential - first lien	16,065	-	-	16,065
Residential - junior lien	884	-	-	884
Commercial - owner occupied	1,757	-	-	1,757
Commercial - non-owner occupied	6,081	-	-	6,081
Commercial loans and leases	2,358	-	-	2,358
Consumer	151	-	-	151

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,549	$-	$-	$1,549
Impaired loans:
Construction and land	559	-	-	559
Residential - first lien	2,009	-	-	2,009
Residential - junior lien	367	-	-	367
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	5,856	-	-	5,856
Commercial loans and leases	3,056	-	-	3,056
Consumer	-	-	-	-

At June 30, 2018, OREO consisted of the outstanding balance of $7.5 million, less valuation allowance of $3.4 million. Related allowance on impaired loans was $25 thousand and $910 thousand at June 30, 2018 and December 31, 2017 respectively.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	June 30, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$127,530	$127,530	$-	$127,530	$-
Held to maturity securities	9,250	9,417	-	-	9,417
Nonmarketable equity securities	14,485	14,485	-	14,485	-
Loans held for sale	55,956	55,956	-	55,956	-
Loans held for investment	1,345	1,345	-	1,345	-
Rate lock commitments	244	244	-	-	244
Loans and leases [1]	1,602,014	1,578,707	-	-	1,578,707
Financial Liabilities
Deposits	1,565,644	1,566,981	-	1,566,981	-
Short-term borrowings	189,112	189,112	-	189,112	-
Long-term borrowings	127,575	127,744	-	127,744	-

	December 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$74,256	$74,256	$-	$74,177	$79
Held to maturity securities	9,250	9,421	-	-	9,421
Nonmarketable equity securities	6,492	6,492	-	6,492	-
Loans held for sale	42,153	42,153	-	42,153	-
Loans held for investment	1,509	1,509	-	1,509	-
Rate lock commitments	451	451	-	-	451
Loans and leases [1]	928,940	925,510	-	-	925,510
Financial Liabilities
Deposits	863,908	865,182	-	865,182	-
Short-term borrowings	130,385	130,385	-	130,385	-
Long-term borrowings	18,535	18,538	-	18,538	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of June 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the six and three months ended June 30, 2018 and 2017.

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
NONINTEREST INCOME
Service charges on deposit accounts	$247	$136	$152	$83
Fees and other services charges	1,094	454	689	246
Other	39	32	20	14
Noninterest income in scope of Topic 606	1,380	622	861	343
Noninterest income out of scope of Topic 606	8,941	9,129	4,756	4,949
Total noninterest income	$10,321	$9,751	$5,617	$5,292

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018 and December 31, 2017, the Bank did not have any significant contract balances.

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

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at June 30, 2018 and December 31, 2017 and our consolidated results of operations for the periods ended June 30, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

Overview

Howard Bancorp was incorporated in April 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. Howard Bancorp is a single bank holding company with one subsidiary, Howard Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”). The Company is a diversified financial services company providing commercial banking, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in the Greater Baltimore metropolitan area. Howard Bank was formed in 2004. Howard Bank’s business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. Typically, commercial real estate and business loans involve a higher degree of risk and carry a higher yield than one-to-four-family residential loans. We plan to continue to focus both on commercial customers and our origination of one- to four-family residential mortgage loans going forward, maintaining our portfolio of mortgage lending and also selling select loans into the secondary markets.

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

Financial highlights during the six months ended June 30, 2018 are as follows:

•	As a result of the First Mariner merger we acquired:

•	Assets - $1.0 billion, primarily from:

•	Investment securities - $130.3 million

•	Loans - $692.5 million

•	Liabilities - $897.6 million, primarily from:

•	Deposits - $706.4 million

•	Borrowings - $185.0 million

•	Goodwill recorded - $70.7 million

•	Because of the timing of the merger closing on March 1, 2018, the 2018 year-to-date operating results only include combined revenues and operating expenses since the merger closing;
•	Net interest income - $30.0 million
•	Pretax loss of $10.5 million, after the recording of $15.7 million in merger related expenses.
•	A loss of $0.50 per common share for the first half of 2018 compared to earnings per share of $0.39 for the first half of 2017.
•	Tangible book value of $10.79 per share at June 30, 2018 compared to $12.84 per share at June 30, 2017.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, business combinations, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of our Consolidated Financial Statements included in this report.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between the June 30, 2018 and December 31, 2017 balance sheets is presented below.

General

All aspects of our financial condition were greatly impacted by the First Mariner merger. Total assets increased $1.0 billion, or 90.0%, to $2.2 billion at June 30, 2018 compared to $1.1 billion at December 31, 2017. This asset growth consisted primarily of increases in our loan portfolio of $673.4 million, cash and cash equivalents of $79.0 million, and investment securities of $53.3 million. Increases in assets were funded from increases in customer deposits of $701.7 million and borrowings of $167.8 million. Deposits consisted of noninterest-bearing deposits of $469.8 million and interest-bearing deposits of $1.1 billion. Stockholders’ equity increased $157.2 million primarily as a result of the issuance of 9.1 million shares representing $165 million in stock in conjunction with the merger.

Investment Securities

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency and treasury securities, mortgage backed securities and muni investments in our securities portfolio, which are categorized as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

Nonmarketable equity

At June 30, 2018 and December 31, 2017 we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $14.5 million and $6.5 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$75,007	$74,584	$68,082	$67,740
Treasuries	1,502	1,496	1,505	1,494
Mortgage-backed	48,445	48,325	2,541	2,479
Other investments	3,077	3,126	2,579	2,543
	$128,030	$127,530	$74,707	$74,256
Held to maturity
Corporate debentures	$9,250	$9,417	$9,250	$9,421

All acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio. Because we sold these securities acquired within days of the closing of the transaction we did not record any gain or loss on the sale. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.  In the first quarter of 2018, the Bank sold $33.0 million of securities at a loss of $139 thousand. There were no sales in the second quarter of 2018.

We had securities available for sale of $127.5 million and $74.3 million at June 30, 2018 and December 31, 2017, respectively, which were recorded at fair value. This represents an increase of $53.2 million, or 72.0%, from year-end 2017.

We had securities held to maturity of $9.3 million at June 30, 2018 and December 31, 2017, which were recorded at amortized cost. There were two investments that were in an unrealized loss position at June 30, 2018.

With respect to our portfolio of securities available for sale, the portfolio contained 45 securities with unrealized losses of $570 thousand and 38 securities with unrealized losses of $451 thousand at June 30, 2018 and December 31, 2017, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases increased $673.4 million, or 71.9%, to $1.6 billion at June 30, 2018 from $937 million at December 31, 2017. The fair value of loans acquired of $632.1 million represented the majority of the growth in the first half of 2018, with the remainder in organic growth. Organic growth was primarily on commercial loans and leases, increasing $28.9 million and commercial real estate loans, increasing $15.3 million from December 31, 2017 as we continue to focus on the needs of small to mid-size businesses in our market area.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2018				December 31, 2017
				% of		% of
(in thousands)	Legacy	Acquired	Total	Total	Total	Total
Real estate
Construction and land	$74,136	$40,767	$114,903	7.1%	$74,398	7.9%
Residential - first lien	190,465	182,214	372,679	23.1	194,896	20.8
Residential - junior lien	45,429	50,439	95,868	6.0	43,047	4.6
Total residential real estate	235,894	232,653	468,547	29.1	237,943	25.4
Commercial - owner occupied	180,482	35,325	215,807	13.4	170,408	18.2
Commercial - non-owner occupied	266,011	162,541	428,552	26.6	260,802	27.8
Total commercial real estate	446,493	197,866	644,359	40.0	431,210	46.0
Total real estate loans	756,523	471,286	1,227,809	76.3	743,551	79.3
Commercial loans and leases	217,649	122,447	340,096	21.1	188,729	20.2
Consumer	3,738	38,335	42,073	2.6	4,328	0.5
Total loans	$977,910	$632,068	$1,609,978	100.0%	$936,608	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $13.8 million to $56.0 million at June 30, 2018 from $42.2 million at December 31, 2017. Mortgage loan origination volumes continue to be strong, with $337.3 million in loans originated in the first half of 2018 compared to $326.9 million for the same period of 2017. With the closing of the consumer direct unit of our mortgage division, these origination levels are likely to decline in the future.

Deposits

Deposits increased from $863.9 million at December 31, 2017 to $1.6 billion at June 30, 2018, an increase of $701.7 million or 81.2%. The fair value of deposits acquired of $693.8 million represented the majority of the growth in the first half of 2018. The largest increase in organic deposits was in noninterest-bearing demand deposits which increased $25.5 million and interest bearing demand deposits which increased $14.8 million in the first half of 2018. This increase was offset by a $39.7 million decrease in certificates of deposit which we intentionally allowed to decline given the additional levels of cash generated from the sale of the investment securities.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	June 30, 2018		December 31, 2017

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$469,832	30%	$218,139	26%
Interest-bearing checking	156,680	10	71,642	8
Money market accounts	383,816	25	252,453	29
Savings	146,025	9	52,078	6
Certificates of deposit $250,000 and over	49,120	3	9,950	1
Certificates of deposit under $250,000	360,171	23	259,646	30
Total deposits	$1,565,644	100%	$863,908	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, repurchase agreements, FHLB advances and a junior subordinated debenture. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

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

Our borrowings totaled $316.7 million at June 30, 2018 versus $148.9 million at December 31, 2017, reflecting an increase of $167.8 million. Short-term borrowings at June 30, 2018 consisted of repurchase agreements of $16.5 million, master notes totaling $1.1 million, fed funds purchased of $25.0 million and short-term FHLB advances totaling $146.5 million. Long-term borrowing totaled $127.6 million at June 30, 2018, consisting of six long-term FHLB advances totaling $124.0 million and junior subordinated debt totaling $3.6 million.

Stockholders’ Equity

Total stockholders’ equity increased $157.2 million, or approximately 118.9%, from $132.3 million at December 31, 2017 to $289.5 million at June 30, 2018. As disclosed above, this increase in capital levels was the result of the issuance of 9.1 million shares representing $165 million in stock in conjunction with the First Mariner merger. Partially offsetting the increased capital resulting from the acquisition was a net loss incurred during the first half of 2018 of $8.0 million.

As a result of this merger, the capital position increased dramatically. Total stockholders’ equity at June 30, 2018 represents a capital to asset ratio of 13.3%, compared to 11.5% at December 31, 2017. Book value per share was $15.23 at June 30, 2018 and $13.47 at December 31, 2017. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.76%, 10.24% and 10.83%, respectively at June 30, 2018.

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

	Six months ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$290,828	$7,094	4.92%	$169,406	$3,662	4.36%
Commercial real estate	572,846	13,448	4.73	361,313	8,511	4.75
Construction and land	97,780	2,571	5.30	78,888	1,863	4.76
Residential real estate	395,712	8,410	4.29	230,711	5,023	4.39
Consumer	31,442	860	5.52	4,528	125	5.57
Total loans and leases	1,388,608	32,383	4.70	844,846	19,184	4.58
Loans held for sale	50,857	983	3.90	29,640	558	3.79
Other earning assets [2]	66,322	475	1.44	51,204	208	0.82
Securities: [3]
U.S. Treasury	1,494	6	0.83	1,502	6	0.83
U.S Gov agencies	58,239	487	1.69	44,157	243	1.11
Mortgage-backed	37,775	555	2.96	1,302	17	2.66
Corporate debentures	9,250	285	6.22	8,242	254	6.23
Other investments	16,886	351	4.19	5,666	106	3.77
Total securities	123,644	1,684	2.75	60,869	626	2.08
Total earning assets	1,629,431	35,525	4.40	986,559	20,576	4.21
Cash and due from banks	14,914			8,974
Bank premises and equipment, net	41,058			19,889
Other assets	149,283			33,926
Less: allowance for credit losses	(5,093)			(5,852)
Total assets	$1,829,593			$1,043,496
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$123,915	141	0.23%	$65,884	$77	0.24%
Money market	344,685	934	0.55	258,308	550	0.43
Savings	117,947	86	0.15	52,526	37	0.14
Time deposits	378,235	1,918	1.02	244,441	1,161	0.96
Total interest-bearing deposits	964,782	3,079	0.64	621,159	1,825	0.59
Short-term borrowings	181,105	1,407	1.57	76,516	336	0.88
Long-term borrowings	71,359	1,011	2.86	12,483	167	2.70
Total interest-bearing funds	1,217,246	5,497	0.91	710,158	2,328	0.66
Noninterest-bearing deposits	366,958			210,496
Other liabilities and accrued expenses	7,106			4,209
Total liabilities	1,591,310			924,863
Shareholders' equity	238,283			118,633
Total liabilities & shareholders' equity	$1,829,593			$1,043,496
Net interest rate spread [4]		$30,028	3.49%		$18,248	3.55%
Effect of noninterest-bearing funds			0.23			0.18
Net interest margin on earning assets [5]			3.72%			3.73%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended June 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$340,677	$4,295	5.06%	$174,343	$2,033	4.68%
Commercial real estate	642,032	7,685	4.80	368,247	4,340	4.73
Construction and land	109,109	1,517	5.58	82,332	983	4.79
Residential real estate	469,093	5,096	4.36	232,626	2,513	4.33
Consumer	43,774	620	5.68	4,417	56	5.11
Total loans and leases	1,604,685	19,213	4.80	861,965	9,925	4.62
Loans held for sale	58,011	575	3.98	36,632	356	3.89
Other earning assets [2]	70,739	261	1.48	42,067	87	0.83
Securities: [3]
U.S. Treasury	1,494	3	0.83	1,501	3	0.83
U.S Gov agencies	55,194	281	2.04	50,390	142	1.13
Mortgage-backed	49,166	386	3.15	1,304	9	2.62
Corporate debentures	9,250	142	6.18	8,843	137	6.21
Other investments	19,702	304	6.18	6,421	49	3.06
Total securities	134,806	1,116	3.32	68,459	340	1.99
Total earning assets	1,868,241	21,165	4.54	1,009,123	10,708	4.26
Cash and due from banks	17,703			9,373
Bank premises and equipment, net	51,419			19,769
Other assets	200,966			36,895
Less: allowance for credit losses	(6,179)			(5,330)
Total assets	$2,132,150			$1,069,830
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$146,549	79	0.22%	$68,346	$41	0.24%
Money market	386,228	579	0.60	267,921	294	0.44
Savings	147,525	53	0.14	54,093	19	0.14
Time deposits	423,841	1,018	0.96	237,188	587	0.99
Total interest-bearing deposits	1,104,143	1,729	0.63	627,548	941	0.60
Short-term borrowings	167,245	717	1.72	90,406	195	0.86
Long-term borrowings	121,299	839	2.77	9,533	75	3.15
Total interest-bearing funds	1,392,687	3,285	0.95	727,487	1,211	0.67
Noninterest-bearing deposits	443,222			212,213
Other liabilities and accrued expenses	7,030			3,443
Total liabilities	1,842,939			943,143
Shareholders' equity	289,211			126,687
Total liabilities & shareholders' equity	$2,132,150			$1,069,830
Net interest rate spread [4]		$17,880	3.59%		$9,497	3.59%
Effect of noninterest-bearing funds			0.24			0.18
Net interest margin on earning assets [5]			3.83%			3.77%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six months ended June 30,			Three months ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$3,432	$470	$2,962	$2,262	$165	$2,097
Commercial real estate	4,937	(29)	4,966	3,345	68	3,277
Construction and land	708	211	497	534	162	372
Residential real estate	3,387	(120)	3,507	2,583	14	2,569
Consumer	735	(1)	736	564	7	557
Loans held for sale	425	15	410	219	8	211
Securities	1,058	203	855	776	226	550
Other earning assets	267	159	108	174	68	106
Total interest income	14,949	908	14,041	10,457	718	9,739

Interest paid on:
Savings deposits	49	2	47	34	0	34
Interest bearing checking	64	(2)	66	38	(4)	42
Money market accounts	384	150	234	285	108	177
Time deposits	757	78	679	431	(18)	449
Short-term borrowings	1,071	258	813	522	193	329
Long-term borrowings	844	10	834	764	(9)	773
Total interest expense	3,169	496	2,673	2,074	270	1,804
Net interest earned	$11,780	$412	$11,368	$8,383	$448	$7,935

(1)       Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the six months ended June 30, 2018 and June 30, 2017 is presented below.

General

Because of the timing of the merger closing on March 1, 2018, the first half of 2018 operating results included only four months’ worth of combined revenues and operating expenses. For the first half of 2018, we incurred expenses relating to the closing of the merger totaling $15.7 million. The impact of these merger-related expenses resulted in a pretax loss of $10.5 million.

Net income decreased $11.6 million to a net loss of $8.0 million for the six months ended June 30, 2018 compared to net income of $3.6 million for the six months ended June 30, 2017. As stated above, the driver of the decrease was $15.7 million in merger related expenses. Excluding these tax effected merger expenses net income for the first half of 2018 would have been $3.7 million, a $154 thousand or 4.3% increase over the same period in 2017.

Because of the net loss, we incurred a loss per common share for the first six months of 2018 of $0.50 compared to earnings per common share of $0.39 for the same period of 2017.

Interest Income

Interest income increased $14.9 million, or 72.7%, to $35.5 million for the three months ended June 30, 2018 compared to $20.6 million for the same period in 2017. Interest income and fees on portfolio loans increased $13.2 million for the first half of 2018 compared to the same period in 2017, as average portfolio loans increased by $543.8 million, while the yield on the portfolio loans increased by 12 basis points when comparing the two periods. The loan yields were primarily impacted by the commercial real estate loans increasing on average $211.5 million while yields on this portfolio declined 2 basis points, due to the mix of variable and fixed rate loans in the portfolio. This decrease in interest income on portfolio loans was mitigated by increases in average commercial loans and leases of $121.4 million and an increase in its yield of 56 basis points. Other factors affecting the increase of interest income are increases in interest income from investment securities of $1.1 million on an average balances increase of $62.8 million, an increase in interest income from loans held for sale of $426 thousand on an average balance increase of $21.2 million and an increase in interest income from other earning assets of $267 thousand on an average balance increase of $15.1 million.

Interest Expense

Interest expense increased $3.2 million to $5.5 million for the six months ended June 30, 2018, compared to 2.3 million for the same period in 2017. Interest expense on deposits increased by $1.3 million or 68.7% as a result of an increase in the average rate paid on interest-bearing deposits, which increased from 59 basis points to 64 basis points and an increase in the average balance of our interest-bearing deposits for the first half of 2018 compared to the first half of 2017 as average balance increased $343.6 million or 55%. Similar to deposits, the average balances of our borrowings increased by $163.4 million or 184 percent, which lead to an increase in our interest expense of borrowings of $1.9 million.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $11.8 million, or 64.6%, during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $2.5 million for the six months ended June 30, 2018 compared to $540 thousand for the same period in 2017, an increase of $2.0 million. This increase was primarily a result of charging off loans that previously had specific reserves held against them, and the charge offs increased our cumulative historic loss experience, which increased the levels of allowance needed. Further impacting the provision was an increase in the Bank’s legacy nonperforming loans mostly in our commercial real estate portfolio. The provision for the 2018 period reflects general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $10.3 million for the six months ended June 30, 2018 compared to $9.8 million for the six months ended June 30, 2017, a $570 thousand or 5.8% increase. Noninterest income continue to be primarily driven by our mortgage banking activities. With $352 million in mortgage loans sold for the first half of 2018 and $324 million for the same period in 2017, the income recorded on the sales of loans produced approximately $7.2 million in noninterest revenues for the first half of 2018, down from $8.3 million for the first half of 2017. These declines represent the intended de-emphasis of mortgage banking announced at the time of the acquisition as well as the discontinuation of the national leads-based Consumer Direct mortgage unit in April 2018. We account for both our loans held for sale as well as our interest rate locks using the fair value approach, and under this methodology, revenues are negatively impacted when the levels of either loans held for sale or the levels of interest rate locks decline. In the first quarter of 2018, these levels included the contributions of both out retail purchase money group and our Consumer Direct unit, as well as the levels of loans held for sale and interest rate locks issued by the prior First Mariner mortgage team. Because of the overall reduction in the desired levels of originations and the closing of our Consumer Direct unit, levels of loans held for sale and interest rate locks were declining steadily throughout the first half of 2018. These volume declines resulted in a reduction in revenues of $1.7 million solely from fair value measurement when comparing the first half of 2018 to the same period of 2017, and are responsible for the decline in overall mortgage banking revenues. In addition, noninterest income declined due to a $139 thousand loss on the sale of investment securities from the repositioning of the portfolio in the first quarter of 2018 in comparison to no loss recorded in the same period of 2017. Offsetting this decrease were increases in loan fees derived from mortgage banking processing and underwriting as well as other portfolio loan fees, of $1.3 million; service charges on deposit accounts of $462 thousand and other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, of $985 thousand.

Noninterest Expenses

Noninterest expenses increased $26.6 million to $48.3 million for the six months ended June 30, 2018 from $21.7 million for the six months ended June 30, 2017. The greatest impact on the noninterest expense increase was $15.7 million in merger related expenses associated with the First Mariner acquisition in the first half of 2018 with no merger related expenses reflected in the same period of 2017. Without these expenses, noninterest expenses would have increased $10.9 million period over period. Compensation-related expenses accounted for over half of the core noninterest expense increase. Compensation and benefits increased $5.9 million, primary as a result of the expanded size of our staff, impacted by four months of joint merger employee expenses. Occupancy and equipment expenses increased $2.1 million period over period. The increase in occupancy and equipment costs for the first half of 2018 was prompted by eight additional branch locations related to the merger. Further increases in noninterest expense influenced by the merger were the amortization of core deposit intangible of $1.0 million and data processing cost of temporarily running two systems of $692 thousand. Other noninterest expenses such as marketing and business development, professional fees, and loan and other operating expenses increased period over period by $1.3 million or 20.5%.

Income Tax Expense

For the first half of 2018, because of the pretax loss generated from the merger expenses, we had a net tax benefit of $2.5 million compared to an income tax expense of $2.1 million for same period of 2017. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Some of our merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate.

Income tax expense for 2018 was also impacted the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of these effects, our effective tax rate decreased to 24.2% for the first half of 2018 from 37.3% for the first half of 2017.

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

A comparison between the three months ended June 30, 2018 and June 30, 2017 is presented below.

General

The First Mariner merger closing on March 1, 2018 had the greatest impact on our operating results when comparing the three months ended June 30, 2018 compared to the same period of 2017.

Net income decreased $4.3 million to a net loss of $2.3 million for the three months ended June 30, 2018 compared to net income of $2.0 million for the three months ended June 30, 2017. As stated above, the driver of the decrease was $5.7 million in merger related expenses

Interest Income

Interest income increased $10.5 million to $21.2 million for the three months ended June 30, 2018 compared to $10.7 million for the same period in 2017. Interest income and fees on portfolio loans increased $9.3 million for the second quarter compared to the same period in 2017, as average portfolio loans increased by $742.7 million. The remaining quarter over quarter increase in interest income resulted from increases of interest on our securities portfolio of $776 thousand and other short-term investments totaling $174 thousand as the average balances of these investment nearly doubled.

Interest Expense

Interest expense increased $2.1 million to $3.3 million for the three months ended June 30, 2018, compared to $1.2 million for the same period in 2017. Interest expense on deposits increased by $788 thousand as a result of an increase in the average balance of $476.6 million on our interest-bearing deposits for the second quarter of 2018 compared to the same period in 2017. In addition, our interest expense on borrowings increased by $1.3 million for the second quarter of 2018 compared to the second quarter of 2017 as average balance increased $188.6 million and average rate paid on such borrowings increased 108 basis points.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income increased $8.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $1.4 million for the three months ended June 30, 2018 compared to $340 thousand for the same period in 2017, an increase of $1.1 million. This increase was primarily a result of charging off loans that previously had specific reserves held against them, and the charge offs increased our cumulative historic loss experience, which increased the levels of allowance needed.

Noninterest Income

Noninterest income was $5.6 million for the three months ended June 30, 2018 compared to $5.3 million for the three months ended June 30, 2017, a $325 thousand or 6.1% increase. Noninterest income from realized and unrealized gains on mortgage banking activity declined $1.5 million period over period. This decrease was offset by increases primarily due to $647 thousand in other loan fees, $496 thousand in other operating income and $344 thousand in service charges on deposit accounts.

Noninterest Expenses

Noninterest expenses increased $13.9 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The greatest impact on the noninterest expense increase was $5.7 million in merger related expenses associated with the First Mariner acquisition in the second quarter of 2018 with no merger related expenses reflected in the same period of 2017. Further reasons for this increase was a $3.8 million increase in compensation and employee benefits and a $1.6 million increase in occupancy and equipment, which increased for the same reasons as discussed above with respect to the six month period. Additional increases in core deposit intangible expense of $727 thousand data processing cost $567 thousand, loan production cost $359 thousand and other operating expenses increases of $836 thousand quarter over quarter, again for the reasons discussed with respect to the six-month period.

Income Tax Expense

Income taxes for the three months ended June 30, 2018 was also impacted the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. Because of the pre-tax loss in the second quarter we had an income tax benefit of $791 thousand compared to an income tax expense of $1.2 million for the same period in 2017.

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

	June 30,	December 31,
(in thousands)	2018	2017
Non-accrual loans:
Real estate loans:
Construction and land	$1,284	$637
Residential - first lien	15,782	1,722
Residential - junior lien	884	396
Commercial	7,838	6,375
Commercial loans and leases	2,133	3,438
Consumer	151	-
Total non-accrual loans	28,072	12,568
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	283	287
Commercial loans and leases	192	208
Total accruing troubled debt restructured loans	600	620
Total non-performing loans	28,672	13,188
Other real estate owned:
Land	1,978	956
Residential - first lien	318	-
Commercial	1,819	593
Total other real estate owned	4,115	1,549
Total non-performing assets	$32,787	$14,737
Ratios:
Non-performing loans to total gross loans	1.78%	1.41
Non-performing assets to total assets	1.50%	1.28

Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$-
Residential - first lien	721	328
Residential - junior lien	259	50
Commercial	-	3,094
Commercial loans and leases	-	-
Consumer	16	-
	$996	$3,472

Included in non-accrual loans at June 30, 2018 are $12.5 million in purchase credit impaired loans and six troubled debt restructured loans (“TDRs”) totaling $4.3 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $600 thousand performing subject to their modified terms at June 30, 2018. There was one additional residential real estate first lien loan totaling $99 thousand restructured during the first half of 2018.

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

Nonperforming assets amounted to $32.8 million, or 1.50% of total assets, at June 30, 2018 compared to $14.7 million, or 1.28% of total assets, at December 31, 2017. Total nonperforming assets increased $18.1 million during the first half of 2018 primarily as a result of one legacy credit and the First Mariner acquisition.

The composition of our nonperforming assets at June 30, 2018 is further described below:

Non-Accrual Loans:

•	Three construction and land loans.
•	47 residential first lien loans, six with a combined fair value of $1.4 million in the process of foreclosure.
•	18 residential junior lien loans.
•	Four commercial owner occupied loans.
•	16 commercial non-owner occupied loans, representing eight separate relationships.
•	26 commercial loans, five with a Small Business Administration (“SBA”) guarantee and one that includes specific aggregate reserves of $25 thousand.
•	Two consumer loans.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $283 thousand.
•	One commercial loan in the amount of $192 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land in Maryland.
•	Several lots of non-residential property in Maryland.
•	One non-residential lot in Virginia
•	Four commercial buildings in Maryland.
•	One residential lot in Maryland.
•	Three residential 1-4 family properties in Maryland totaling.

We had OREO of $4.1 million at June 30, 2018 and $1.5 million December 31, 2017. Costs relating to OREO recorded in noninterest expenses were $63 thousand and $40 thousand for the six months ended June 30, 2018 and 2017, respectively. There was no valuation allowance recorded in 2018 as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount and $96 thousand recorded in the first six months of 2017. In the second quarter of 2018 we sold one commercial building in Sussex County Delaware and recorded a gain on the sale of $45 thousand. Additionally we added a residential real estate first lien property totaling $173.8 thousand in the second quarter of 2018.

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

At June 30, 2018 and December 31, 2017, nonperforming loans amounted to $28.7 million and $13.2 million, respectively. [The primary reason for the increase in nonperforming loans was the acquisition of nonperforming loans in connection with the First Mariner acquisition.] The amount of impaired loans requiring specific reserves totaled $514 thousand at June 30, 2018 and $6.1 million at December 31, 2017, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed. The amount of impaired loans without a specific valuation allowance totaled $28.2 million and $7.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	June 30, 2018	December 31, 2017
Balance at beginning of year	$6,159	$6,428
Charge-offs:
Real estate
Construction and land loans	(202)	(155)
Residential first lien loans	(102)	(133)
Residential junior lien loans	(149)	(31)
Commercial owner occupied loans	(1)	(235)
Commercial non-owner occupied loans	(746)	-
Commercial loans and leases	(912)	(1,605)
Consumer loans	(49)	(108)
	(2,161)	(2,267)
Recoveries:
Real estate
Construction and land loans	-	6
Residential first lien loans	1	-
Residential junior lien loans	-	1
Commercial owner occupied loans	-	6
Commercial non-owner occupied loans	2	6
Commercial loans and leases	68	113
Consumer loans	5	35
	76	167
Net charge-offs	(2,085)	(2,100)
Provision for credit losses	2,545	1,831
Balance at end of year	$6,619	$6,159

Net charge-offs to average loans and leases	0.15%	0.24%

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

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$661	7.1%	$735	7.9%
Residential first lien loans	680	23.1	668	20.8
Residential junior lien loans	213	6.0	177	4.6
Commercial owner occupied loans	726	13.4	617	18.2
Commercial non-owner occupied loans	1,623	26.6	1,410	27.8
Commercial loans and leases	2,667	21.1	2,529	20.2
Consumer loans	49	2.6	23	0.5
Total	$6,619	100.0%	$6,159	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2018 and December 31, 2017.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018 and December 31, 2017, cash and cash equivalents totaled $108.0 million and $29.0 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2018 and December 31, 2017, we had $343.4 million and $219.6 million, respectively, in loan commitments outstanding, derived of commitments issued to originate loans of $97.7 million and $81.1 million at June 30, 2018 and December 31, 2017, respectively, and $245.7 million and $138.5 million in unused lines of credit to borrowers at June 30, 2018 and December 31, 2017, respectively. In addition to commitments to originate loans and unused lines of credit we had $14.6 million and $10.8 million in letters of credit at June 30, 2018 and December 31, 2017, respectively. Certificates of deposit of $189.9 million or 46% of our CD’s are scheduled to mature during the remainder of 2018. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2018.

Our primary investing activity is originating loans. During the six months ended June 30, 2018, and 2017 cash used to fund net loan growth was $10.7 million and $63.8 million, respectively. During the first half of 2018 we purchased $44.5 million in additional securities while receiving $112.0 million as a result of securities sales and maturing. For the same period in 2017 we purchased additional securities totaling $30.9 million and we received $14.5 million in security maturities. Additionally, in 2017 we received $9.8 million in cash from the maturities of interest bearing deposits with banks.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net decrease in deposits of $4.7 million during the six months ended June 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $295.5 million at June 30, 2018 compared to $131.0 million at December 31, 2017. At June 30, 2018, we had the ability to borrow up to a total of $402.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018 and December 31, 2017, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	June 30, 2018	December 31, 2017

Unfunded loan commitments	$97,745	$81,074
Unused lines of credit	245,670	138,526
Letters of credit	14,564	10,839

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at June 30, 2018 or December 31, 2017 as a liability for credit loss related to these commitments.

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

The additional information called for by this item is incorporated herein by reference to the “Liquidity and Capital Resources” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2018 and December 31, 2017, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.	Exhibits

2.1	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission) (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 18, 2017).
3.1	Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed on November 28, 2011).
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011).
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA (incorporated by reference to Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011).
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017).
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed January 25, 2018).
10.1	Separation Agreement and General Release, dated June 15, 2018, by and between Robert A. Altieri and Howard Bank (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2018).
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

August 9, 2018	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
Chief Executive Officer

August 9, 2018	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
Executive Vice President and Chief Financial Officer

