Form 10-Q
period 2018-09-30
Howard Bancorp Inc
filed 2018-11-07
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of common stock outstanding as of October 31, 2018.

Common Stock, $0.01 par value – 19,033,864 shares

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

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including our planned new branch in Columbia, Maryland, opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships;
•	statements with respect to expected benefits and other impacts of our acquisition of First Mariner Bank, including expected increases in non-interest expenses resulting from the merger;
•	impact of recent branch closures and the opening of our anticipated new branch on expenses;
•	statements regarding the asset quality of our investment portfolios and anticipated recovery and collection of unrealized losses on securities available for sale;
•	expected continued focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	the expected impact of the recently enacted Tax Cuts and Jobs Act of 2017;
•	expected increases in occupancy and equipment expenses;
•	statements with respect to our allowance for credit losses, and the adequacy thereof;
•	our expectations regarding the pending sale of OREO properties, including the timing and impact thereof;
•	statement with respect to having adequate liquidity levels and future sources of liquidity;
•	our belief that we will retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	future cash requirements relating to commitments to extend credit; and
•	the impact of interest rate changes on our net interest income.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	potential problems in connection with the recent acquisition of First Mariner Bank, as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018;
•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel; and
•	other risks discussed in this report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by forward-looking statements in this report. You should not put undue reliance on any forward-looking statements.

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Cash and due from banks	$101,292	$28,856
Federal funds sold	366	116
Total cash and cash equivalents	101,658	28,972
Securities available for sale, at fair value	125,673	74,256
Securities held to maturity, at amortized cost	9,250	9,250
Nonmarketable equity securities	10,511	6,492
Loans held for sale, at fair value	28,253	42,153
Loans and leases, net of unearned income	1,624,484	936,608
Allowance for credit losses	(7,224)	(6,159)
Net loans and leases	1,617,260	930,449
Bank premises and equipment, net	49,765	19,189
Goodwill	71,824	603
Core deposit intangible	12,282	1,743
Bank owned life insurance	73,699	28,631
Other real estate owned	4,097	1,549
Deferred tax assets, net	31,405	813
Interest receivable and other assets	17,742	5,850
Total assets	$2,153,419	$1,149,950
LIABILITIES
Noninterest-bearing deposits	$420,220	$218,139
Interest-bearing deposits	1,204,409	645,769
Total deposits	1,624,629	863,908
Short-term borrowings	100,357	130,385
Long-term borrowings	127,596	18,535
Accrued expenses and other liabilities	7,287	4,869
Total liabilities	1,859,869	1,017,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,033,864 shares at September 30, 2018 and 9,820,592 at December 31, 2017	190	98
Capital surplus	275,770	110,387
Retained earnings	18,131	22,105
Accumulated other comprehensive loss	(541)	(337)
Total stockholders’ equity	293,550	132,253
Total liabilities and stockholders’ equity	$2,153,419	$1,149,950

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands, except share data)	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$54,293	$30,374	$20,927	$10,632
Interest and dividends on securities	2,856	993	1,172	367
Other interest income	812	321	337	113
Total interest income	57,961	31,688	22,436	11,112
INTEREST EXPENSE
Deposits	5,401	2,878	2,322	1,053
Short-term borrowings	1,980	574	573	238
Long-term borrowings	1,905	233	894	66
Total interest expense	9,286	3,685	3,789	1,357
NET INTEREST INCOME	48,675	28,003	18,647	9,755
Provision for credit losses	3,241	1,031	696	491
Net interest income after provision for credit losses	45,434	26,972	17,951	9,264
NONINTEREST INCOME
Service charges on deposit accounts	1,567	667	651	213
Realized and unrealized gains on mortgage banking activity	4,424	8,698	986	2,730
Loss on the sale of securities	(139)	-	-	-
Gain on the sale of portfolio loans	-	48	-	227
Gain on the disposal of bank premises & equipment	236	-	236	-
Income from bank owned life insurance	1,159	555	454	210
Loan fee income	4,768	4,142	843	1,469
Other operating income	2,162	745	686	255
Total noninterest income	14,177	14,855	3,856	5,104
NONINTEREST EXPENSE
Compensation and benefits	26,171	17,592	8,691	5,972
Occupancy and equipment	6,157	3,121	1,990	1,025
Amortization of core deposit intangible	2,056	399	834	128
Marketing and business development	2,649	3,117	540	991
Professional fees	1,766	1,446	743	606
Data processing fees	2,800	1,521	1,152	565
Merger and restructuring expense	15,461	378	(212)	378
FDIC assessment	844	473	430	180
Other real estate owned	102	149	83	32
Loan production expense	2,932	2,832	680	952
Other operating expense	3,750	2,324	1,465	808
Total noninterest expense	64,688	33,352	16,396	11,637
(LOSS) INCOME BEFORE INCOME TAXES	(5,077)	8,475	5,411	2,731
Income tax (benefit) expense	(1,103)	3,158	1,432	1,018
NET (LOSS) INCOME	$(3,974)	$5,317	$3,979	$1,713
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.23)	$0.56	$0.21	$0.17
Diluted	$(0.23)	$0.56	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net (Loss) Income	$(3,974)	$5,317	$3,979	$1,713
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for loss	139	-	-	-
Related income tax benefit	(38)	-	-	-
Unrealized holding (losses) gains	(434)	23	(146)	(25)
Related income tax benefit (expense)	129	(7)	58	10
Comprehensive (loss) income	$(4,178)	$5,333	$3,891	$1,698

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	loss	Total

Balances at January 1, 2017	6,991,072	$70	$71,021	$14,849	$(150)	$85,790
Net income	-	-	-	5,317	-	5,317
Net unrealized gain on securities	-	-	-	-	16	16
Common stock offering	2,760,000	28	38,355	-	-	38,383
Director stock awards	11,404	-	205	-	-	205
Exercise of options	20,179	-	240	-	-	240
Stock-based compensation	29,337	-	362	-	-	362
Balances at September 30, 2017	9,811,992	$98	$110,183	$20,166	$(134)	$130,313

Balances at January 1, 2018	9,820,592	$98	$110,387	$22,105	$(337)	$132,253
Net loss	-	-	-	(3,974)	-	(3,974)
Net unrealized loss on securities	-	-	-	-	(204)	(204)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	11,868	-	217	-	-	217
Exercise of options	6,590	-	71	-	-	71
Stock-based compensation	51,592	-	609	-	-	609
Balances at September 30, 2018	19,033,864	$190	$275,770	$18,131	$(541)	$293,550

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,974)	$5,317
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	3,241	1,031
Deferred income tax	1,528	153
Provision for other real estate owned	-	99
Depreciation	1,849	974
Stock-based compensation	826	567
Net amortization of investment securities	29	61
Net accretion of discount on purchased loans	(1,825)	(466)
Loss on sales of securities	139	-
Gain on the sale of property	(236)	-
Net amortization of intangible asset	2,056	399
Loans originated for sale	(497,678)	(495,805)
Proceeds from sale of loans originated for sale	544,191	502,874
Realized and unrealized gains on mortgage banking activity	(4,424)	(8,698)
Gain on sales of other real estate owned, net	(50)	(19)
Gain on sale of portfolio loans, net	-	(48)
Cash surrender value of BOLI	(1,159)	(555)
Increase in interest receivable	-	(344)
Increase in interest payable	462	152
Decrease (increase) in other assets	4,681	(1,253)
Decrease in other liabilities	(3,639)	(59)
Net cash provided by operating activities	46,017	4,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	-	19,019
Purchases of investment securities available-for-sale	(44,535)	(46,714)
Purchases of investment securities held-to-maturity	-	(3,000)
Proceeds from sale/maturities of investment securities available-for-sale	116,916	17,520
Net increase in loans and leases outstanding	(24,062)	(75,732)
Purchase of bank owned life insurance	-	(6,500)
Proceeds from the sale of other real estate owned	978	139
Proceeds from the sale of portfolio loans	-	3,759
Purchase of premises and equipment	(1,943)	(450)
Proceeds from the sale of premises and equipment	1,659	-
Cash acquired in acquisition	29,285	-
Net cash provided by (used in) investing activities	78,298	(91,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	54,287	53,351
Net (decrease) increase in short-term borrowings	(215,048)	21,414
Proceeds from issuance of long-term debt	109,061	12
Repayment of long-term debt	-	(13,977)
Net proceeds from issuance of common stock, net of cost	71	38,623
Net cash (used in) provided by financing activities	(51,629)	99,423

Net increase in cash and cash equivalents	72,686	11,844
Cash and cash equivalents at beginning of period	28,972	39,366
Cash and cash equivalents at end of period	$101,658	$51,210
SUPPLEMENTAL INFORMATION
Cash payments for interest	$8,549	$3,533
Cash payments for income taxes	-	2,230
Transferred from loans to other real estate owned	174	-
Assets acquired in business combination (net of cash received)	971,431	-
Liabilities assumed in business combination	897,569	-

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

At the effective time of the Merger, pursuant to the terms of the Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock. To effect the Merger, Bancorp issued 9,143,222 shares of Bancorp common stock to First Mariner stockholders.

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

Derivative Instruments and Hedging Activity

The Company’s risk management strategy incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio. These derivatives not designated as hedges and are not speculative, and result from a service the Company provides to certain customers. During 2018, the Company entered into an interest rate swap transaction. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company is obligated to pay the counterparty and therefore, has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.

The Company derivative activities are monitored by its Asset-Liability Management Committee as part of that committee's oversight of the Company’s asset/liability and treasury functions. The Company’s Asset-Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income in the period of the change (see Derivatives and Hedging Activities footnote for further disclosure).

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

Accounting Pronouncements

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. ASU 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU 2018-11, Lease – Targeted Improvements. The ASU provide entities with relief from the cost of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) Entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate leases and non-leases components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. The Company expects to elect both options. ASU 2018-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt using the full retrospective transition method for all periods presented, or modified retrospective method where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company’s revenue stream within the scope of ASU No. 2014-09 is primarily from service charges on deposit accounts. The Company used a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The impact of guidance in this update, including method of implementation, did not have a material impact on the Company’s Consolidated Financial Statements. See Note 14 for additional information.

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

The following table provides the purchase price as of the acquisition date, the current identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $71.2 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$9,245
Purchase price assigned to shares exchanged for stock	164,578
Total purchase price for First Mariner acquisition	$173,823

Assets acquired at fair value:
Cash and cash equivalents	$38,530
Interest bearing deposits with banks	3,920
Investment securities available for sale	130,302
Loans held for sale	28,189
Loans	664,338
Accrued interest receivable	3,023
Other assets	119,281
Core deposit intangible	12,588
Total fair value of assets acquired	$1,000,171
Liabilities assumed at fair value:
Deposits	706,435
Borrowings	185,020
Accrued expenses and other liabilities	6,114
Total fair value of liabilities assumed	$897,569

Net assets acquired at fair value:		$102,602
Transaction consideration paid to First Mariner		173,823
Amount of goodwill recorded from First Mariner Acquisition		$71,221

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

A summary of merger related costs included in the Consolidated Statements of Operations for the nine month period ended September 30, 2018 is summarized as follows:

Compensation related	$9,871
Equipment disposition	1,918
Legal and consulting	2,005
Contract Terminations	652
Accounting & other	1,015
Total	$15,461

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the merger between Howard Bancorp and First Mariner had been completed on January 1, 2018 and on January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company merged with First Mariner at the beginning of 2018 or 2017. Supplemental pro forma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning in each year presented. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

	Nine months ended		Three months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net interest income after provision	$51,442	$50,233	$17,951	$17,302
Noninterest income	16,207	24,616	3,856	7,992
Noninterest expense	58,647	68,723	16,608	23,130
Net income	6,525	3,143	3,768	1,222
Net income per share	$0.34	$0.21	$0.20	$0.08

Note 3:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

Because of the composition and remaining duration of the securities portfolio acquired in the First Mariner merger, management deemed it prudent for interest rate risk management purposes to liquidate the majority of the acquired portfolio. Thus, in the first quarter of 2018, the Bank sold nearly $69.37 million of First Mariner securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the merger. In addition, the Bank sold $33.0 million of pre-acquisition investment securities, in the first quarter of 2018 and recorded a loss on the sale of $139 thousand. Nearly $51 million of the acquired securities that were retained in the securities portfolio were recorded at fair value and were all classified as available for sale.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$75,005	$-	$645	$74,360	$68,082	$-	$342	$67,740
Treasuries	1,501	-	2	1,499	1,505	-	11	1,494
Mortgage-backed	46,902	19	167	46,754	2,541	-	62	2,479
Other investments	3,012	48	-	3,060	2,579	-	36	2,543
	$126,420	$67	$814	$125,673	$74,707	$-	$451	$74,256
Held to maturity
Corporate debentures	$9,250	$150	$11	$9,389	$9,250	$188	$17	$9,421

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017 are presented below:

September 30, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$56,030	$440	$18,330	$205	$74,360	$645
Treasuries	-	-	1,499	2	1,499	2
Mortgage-backed	29,676	83	1,072	84	30,748	167
Other investments	-	-	-	-	-	-
	$85,706	$523	$20,901	$291	$106,607	$814
Held to maturity
Corporate debentures	$2,239	$11	$-	$-	$2,239	$11

December 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$54,303	$216	$13,437	$126	$67,740	$342
Treasuries	-	-	1,494	11	1,494	11
Mortgage-backed	1,202	12	1,262	50	2,464	62
Other investments	2,500	36	-	-	2,500	36
	$58,005	$264	$16,193	$187	$74,198	$451
Held to maturity
Corporate debentures	$500	$17	$-	$-	$500	$17

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 49 securities with unrealized losses and 38 securities with unrealized losses at September 30, 2018 and December 31, 2017, respectively.

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

The amortized cost and estimated fair values of investments securities by contractual maturity are shown below:

(in thousands)	September 30, 2018		December 31, 2017
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$15,510	$15,392	$35,105	$34,995
After one through five years	61,007	60,477	34,489	34,248
After five through ten years	16,908	17,087	9,257	9,428
After ten years	42,245	42,106	2,526	2,464
	$135,670	$135,062	$81,377	$81,135

At September 30, 2018 and December 31, 2017, $42.2 million and $28.8 million in fair value of securities were pledged as collateral for repurchase agreements and collateralized deposits, respectively.

Note 4:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2018 and December 31, 2017 are presented in the following table:

	September 30, 2018				December 31, 2017
(in thousands)	Legacy	Acquired[1]	Total	% of Total	Total	% of Total
Real estate
Construction and land	$80,101	$38,236	$118,337	7.3%	$74,398	7.9%
Residential - first lien	187,073	176,254	363,327	22.4	194,896	20.8
Residential - junior lien	45,441	47,381	92,822	5.7	43,047	4.6
Total residential real estate	232,514	223,635	456,149	28.1	237,943	25.4
Commercial - owner occupied	187,511	49,489	237,000	14.6	170,408	18.2
Commercial - non-owner occupied	273,172	129,633	402,805	24.8	260,802	27.8
Total commercial real estate	460,683	179,122	639,805	39.4	431,210	46.0
Total real estate loans	773,298	440,993	1,214,291	74.6	743,551	79.3
Commercial loans and leases	228,578	124,307	352,885	21.8	188,729	20.2
Consumer	22,262	35,046	57,308	3.5	4,328	0.5
Total loans	$1,024,138	$600,346	$1,624,484	100.0%	$936,608	100.0%

(1)	Loans acquired in 2018, previously acquired loans are included in legacy balances

Net loan origination fees, which are included in the amounts above, totaled $33 thousand and $54 thousand at September 30, 2018 and December 31, 2017, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans at September 30, 2018 and 2017:

	September 30,
(in thousands)	2018	2017
Balance at beginning of period	$-	$60
Impaired loans acquired	1,055	-
Accretion of fair value discounts	(92)	(60)
Balance at end of period	$963	$-

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods.

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At September 30, 2018	$16,479	$12,503
At December 31, 2017	1,292	851
At September 30, 2017	1,307	862

Note 5:  Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the periods ended September 30, 2018 and September 30, 2017:

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(121)	(195)	(1)	(749)	(977)	(59)	(2,304)
Recoveries	-	8	7	-	31	77	5	128
Provision for credit losses	125	454	304	82	1,261	743	272	3,241
Ending balance	$658	$1,009	$293	$698	$1,953	$2,372	$241	$7,224
Three months ended:
Beginning balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619
Charge-offs	-	(19)	(46)	-	(3)	(65)	(10)	(143)
Recoveries	-	7	7	-	29	9	-	52
Provision for credit losses	(3)	341	119	(28)	304	(239)	202	696
Ending balance	$658	$1,009	$293	$698	$1,953	$2,372	$241	$7,224

	September 30, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	-	(132)	(31)	-	-	(1,605)	(108)	(1,876)
Recoveries	-	-	1	-	5	43	29	78
Provision for credit losses	146	222	58	103	328	130	44	1,031
Ending balance	$657	$544	$117	$430	$1,453	$2,368	$92	$5,661
Three months ended:
Beginning balance	$562	$543	$111	$401	$1,176	$2,490	$102	$5,385
Charge-offs	-	-	-	-	-	(239)	-	(239)
Recoveries	-	-	-	-	2	15	7	24
Provision for credit losses	95	1	6	29	275	102	(17)	491
Ending balance	$657	$544	$117	$430	$1,453	$2,368	$92	$5,661

The following table provides additional information on the allowance for credit losses at September 30, 2018 and December 31, 2017:

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$25	$-	$25
collectively evaluated for impairment	$658	$1,009	$293	$698	$1,953	$2,347	$241	$7,199
Loans:
Legacy Loans:
Ending balance	$80,101	$187,073	$45,441	$187,511	$273,172	$228,578	$22,262	$1,024,138
individually evaluated for impairment	$560	$5,171	$49	$317	$6,074	$2,788	$25	$14,984
collectively evaluated for impairment	$79,541	$181,902	$45,392	$187,194	$267,098	$225,790	$22,237	$1,009,154
Acquired Loans:
Ending balance	$38,236	$176,254	$47,381	$49,489	$129,633	$124,307	$35,046	$600,346
purchased credit impaired loans	$895	$9,463	$763	$1,233	$-	$-	$149	$12,503
collectively evaluated for impairment	$37,341	$166,791	$46,618	$48,256	$129,633	$124,307	$34,897	$587,843

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$79,666	$182,184	$45,392	$187,194	$267,013	$225,902	$22,237	$1,009,588
Special mention	-	-	-	-	-	-	-	-
Substandard	435	4,889	49	317	6,159	2,676	25	14,550
Doubtful	-	-	-	-	-	-	-	-
Total	$80,101	$187,073	$45,441	$187,511	$273,172	$228,578	$22,262	$1,024,138
Acquired Loans:
Not classified	$37,262	$166,791	$46,618	$43,797	$129,633	$124,307	$34,897	$583,305
Special mention	79	-	-	3,906	-	-	-	3,985
Substandard	895	9,463	763	1,786	-	-	149	13,056
Doubtful	-	-	-	-	-	-	-	-
Total	$38,236	$176,254	$47,381	$49,489	$129,633	$124,307	$35,046	$600,346

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$73,761	$193,174	$42,651	$169,900	$253,255	$184,858	$4,328	$921,927
Special mention	-	-	-	-	1,592	-	-	1,592
Substandard	637	1,103	5	508	3,725	801	-	6,779
Doubtful	-	619	391	-	2,230	3,070	-	6,310
Total	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$79,666	$180,767	$45,292	$187,194	$267,042	$225,877	$22,232	$1,008,070
Accruing loans past due:
30-59 days past due	-	-	-	-	56	25	5	86
60-89 days past due	-	1,417	100	-	-	-	-	1,517
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	-	1,417	100	-	56	25	5	1,603

Non-accrual loans	435	4,889	49	317	6,074	2,676	25	14,465

Total loans	$80,101	$187,073	$45,441	$187,511	$273,172	$228,578	$22,262	$1,024,138
Acquired Loans:
Accruing loans current	$37,341	$165,418	$45,497	$48,183	$129,633	$124,307	$34,814	$585,193
Accruing loans past due:
30-59 days past due	-	45	509	73	-	-	136	763
60-89 days past due	-	972	401	-	-	-	2	1,375
Greater than 90 days past due	-	401	167	-	-	-	-	568
Total past due	-	1,418	1,077	73	-	-	138	2,706

Non-accrual loans [1]	895	9,463	763	1,233	-	-	149	12,503

Total loans	$38,236	$176,254	$47,381	$49,489	$129,633	$124,307	$35,046	$600,346

(1)	First Mariner purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$73,386	$185,135	$42,491	$169,596	$251,608	$185,239	$4,328	$911,783
Accruing loans past due:
30-59 days past due	279	6,381	110	173	-	52	-	6,995
60-89 days past due	96	1,330	-	-	364	-	-	1,790
Greater than 90 days past due	-	328	50	131	2,963	-	-	3,472
Total past due	375	8,039	160	304	3,327	52	-	12,257

Non-accrual loans	637	1,722	396	508	5,867	3,438	-	12,568

Total loans	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $27.5 million or 1.7% of total loans outstanding at September 30, 2018, which represents an increase from $16.0 million or 1.7% at December 31, 2017.

The impaired loans at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$560	$5,171	$49	$317	$6,074	$2,788	$25	$14,984
With an allowance recorded	-	-	-	-	-	514	-	514
With no related allowance recorded	560	5,171	49	317	6,074	2,274	25	14,470
Related allowance	-	-	-	-	-	25	-	25
Unpaid principal	761	5,223	49	318	6,714	3,893	25	16,983
Nine months ended:
Average balance of impaired loans	759	6,538	49	318	6,755	4,332	26	18,777
Interest income recognized	-	84	2	42	3	109	-	240
Three months ended:
Average balance of impaired loans	759	5,327	49	318	6,755	4,300	25	17,533
Interest income recognized	-	63	-	42	1	99	-	205
Acquired Loans:
Recorded investment [1]	$895	$9,463	$763	$1,233	$-	$-	$149	12,503
Unpaid principal	1,118	10,947	1,216	1,534	305	1,198	161	16,479
Nine months ended:
Average balance of impaired loans	1,118	12,782	1,835	1,560	305	1,233	166	18,999
Interest income recognized	19	326	29	12	132	150	3	671
Three months ended:
Average balance of impaired loans	1,119	12,734	1,816	1,575	305	1,230	161	18,940
Interest income recognized	-	284	17	12	-	-	3	316

(1)	First Mariner purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
With an allowance recorded	637	-	391	-	2,230	2,883	-	6,141
With no related allowance recorded	124	2,009	5	508	3,637	841	-	7,124
Related allowance	202	-	29	-	11	668	-	910
Unpaid principal	762	2,034	403	509	5,884	5,293	-	14,885
Average balance of impaired loans	756	2,100	403	519	5,956	5,988	-	15,722
Interest income recognized	19	60	12	-	132	150	-	373

Included in the total impaired loans above were non-accrual loans of $27.0 million and $12.6 million at September 30, 2018 and December 31, 2017, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $1.1 million and $258 thousand for the nine months ended September 30, 2018 and nine months ended September 30, 2017, respectively.

Loans may have their terms restructured (e.g., interest rates, loan maturity date, payment and amortization period, etc.) in circumstances that provide payment relief to a borrower experiencing financial difficulty. Such restructured loans are considered trouble debt restructured loans (“TDRs”) that are impaired loans that may either be in accruing status or non-accruing status.  Non-accruing TDRs may return to accruing status provided there is a sufficient period of payment performance in accordance with the restructure terms.  Loans may be removed from the restructured category in the year subsequent to the restructuring if: a) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk; and b) the loan is not impaired based on the terms specified by the restructuring agreement.

TDRs at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	3	964	1	282	1,246
Commercial - non-owner occupied	2	2,816	-	-	2,816
Commercial loans and leases	1	514	1	62	576
	6	$4,294	3	$469	$4,763

	December 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	886	1	287	1,173
Residential real estate - junior lien	1	398	-	-	398
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	599	1	208	807
	7	$4,698	3	$620	$5,318

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	September 30, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	964	282	1,246
Commercial RE - non-owner occupied
Rate modification	-	2,816	-	2,816
Commercial loans
Extension or other modification	-	-	62	62
Forbearance	24	514	-	514
Total troubled debt restructured loans	$24	$4,294	$469	$4,763

	December 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	886	282	1,168
Residential real estate - junior lien
Forbearance	30	398	-	398
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	85	62	147
Forbearance	32	514	-	514
Total troubled debt restructured loans	$62	$4,698	$469	$5,167

There was one new loan restructured during the nine months ended September 30, 2018. In the second quarter of 2018 the Bank extended the terms of a residential real estate loan that is currently non-performing.

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

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the nine months ended September 30, 2018 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2018 there was an additional allowance recorded of $99 thousand and for the same period in 2017 there were no valuation allowances recorded as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the nine months ended September 30, 2018 there was one loan for $174 thousand transferred from loans to OREO, while for the same period in 2017 there were no loans transferred to OREO. The Company sold two commercial properties during the second quarter of 2018 with a carrying value of $611 thousand. The Company recorded a $50 thousand gain from the sale of these properties. In conjunction with the First Mariner acquisition, the Bank’s OREO balances increased $3.0 million, representing 11 properties. At September 30, 2018, there were five residential first lien loans totaling $1.6 million, and one commercial real estate loan of $306 thousand in the process of foreclosure.

Note 6:  Derivatives and Hedging Activities

Non-designated Hedges of Interest Rate Risk

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread with payment being calculated on the notional amount. The interest rate swaps are settled with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2018, the interest rate swaps had an aggregate notional amount of approximately $6.2 million and the fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the nine months ended September 30, 2018, the Company recorded a net loss of $2 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2018.

			September 30, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and
	other liabilities	$3,115	$30	$-
Matched interest rate swaps with counterparty	Other assets and
	other liabilities	$3,115	$-	$32

Note 7: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

On March 1, 2018 the Company initially recorded an additional $71.4 million in goodwill relating to the First Mariner merger. Based upon updated information the goodwill was adjusted downward in 2018 by $177 thousand to reflect revised valuations as detailed in Note 2.

	September 30,	December 31,
(in thousands)	2018	2017
Goodwill
Banking	$71,824	$603

Core deposit intangible consists of premiums paid for the acquisition of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	September 30, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$3,853	$12,282	4.9

	December 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,797	$1,743	5.6

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2018	$800
2019	3,012
2020	2,674
2021	2,326
2022	1,915
Thereafter	1,555
Total amortizing intangible assets	$12,282

Note 8: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	September 30, 2018		December 31, 2017

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$420,220	26%	$218,139	26%
Interest-bearing checking	198,078	12	71,642	8
Money market accounts	367,299	23	252,453	29
Savings	140,336	9	52,078	6
Certificates of deposit $250 and over	78,335	4	9,950	1
Certificates of deposit under $250	420,361	26	259,646	30
Total deposits	$1,624,629	100%	$863,908	100%

Note 9:  Stock Options and Stock Awards

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

Stock awards may also be granted to non-employee members of the Board of Directors as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2018 and 2017, Bancorp issued 11,868 and 11,404 shares of common stock, respectively, to directors as compensation for their service.

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the first nine months of 2018 or the year ended December 31, 2017. The valuation of the Company’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	30,991	$9.69	123,593	$12.36
Granted	-	-	-	-
Exercised	(6,590)	10.79	(27,113)	11.67
Forfeited	(6,600)	10.52	(65,489)	13.92
Balance at period end	17,801	$8.97	30,991	$9.69
Exercisable at period end	17,801	$8.97	30,991	$9.69
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the nine months ended September 30, 2018 was $71 thousand, while $240 thousand was received during the nine months ended September 30, 2017. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $17.70 at September 30, 2018, the options outstanding had an aggregate intrinsic value of $155 thousand. At December 31, 2017, based upon fair market value of $22.00, the outstanding options had an aggregate intrinsic value of $382 thousand.

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

The Company granted 20,732 RSUs during the first nine months of 2018, all of which were immediately vested upon grant. The Company granted 18,500 RSUs during the same period of 2017, all of which are subject to a three-year vesting schedule.

The following table presents a summary of the activity in the Company’s RSUs for the periods ended:

	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	52,155	$15.09	65,491	$13.23
Granted	20,732	19.90	18,500	17.41
Vested	(51,592)	16.76	(31,836)	12.60
Forfeited	(7,164)	13.70	-	-
Balance at period end	14,131	$16.42	52,155	$15.09

At September 30, 2018, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $185 thousand. This expense is expected to be recognized through 2020 as follows.

(in thousands)
2018	$41
2019	103
2020	41
$185

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

	Nine months ended		Three months ended
	September 30		September 30
(in thousands)	2018	2017	2018	2017
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$609	$362	$37	$126
Director compensation paid in stock	$217	$205	$116	$95

Note 10: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $871 thousand and $596 thousand, respectively, for the nine months ended September 30, 2018 and 2017. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (SERP)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2015. Under the defined benefit SERP, Ms. Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this plan totaled $217 thousand and $208 thousand for the nine month periods ending September 30, 2018 and 2017, respectively.

Note 11: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net (loss) income available to common stockholders (numerator)	$(3,974)	$5,317	$3,979	$1,713
BASIC
Basic average common shares outstanding (denominator)	17,058,217	9,468,577	19,025,855	9,808,542
Basic (loss) income per common share	$(0.23)	$0.56	$0.21	$0.17
DILUTED
Average common shares outstanding	17,058,217	9,468,577	19,025,855	9,808,542
Dilutive effect of common stock equivalents	-	38,905	9,338	46,280
Diluted average common shares outstanding (denominator)	17,058,217	9,507,482	19,035,193	9,854,822
Diluted (loss) income per common share	$(0.23)	$0.56	$0.21	$0.17

Because the Company reported a loss for the nine month period of 2018 common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share	31,932	-	-	-

Note 12: Risk-Based Capital

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

There are two main categories of capital under the regulatory capital guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable income taxes, on securities available for sale carried at fair value and non-qualifying deferred tax assets). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations set by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of total capital must be in the form of Tier 1 capital). Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of September 30, 2018 and December 31, 2017, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at September 30, 2018 and December 31, 2017:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$190,201	10.91%	$139,409	8.00%	$174,262	10.00%
Howard Bancorp	$191,934	11.01%	$139,431	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$182,977	10.50%	$78,418	4.50%	$113,270	6.50%
Howard Bancorp	$181,114	10.39%	$78,430	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$182,977	10.50%	$104,557	6.00%	$139,409	8.00%
Howard Bancorp	$181,114	10.39%	$104,573	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$182,977	8.95%	$81,815	4.00%	$102,269	5.00%
Howard Bancorp	$181,114	8.86%	$81,793	4.00%	N/A
As of December 31, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$125,019	12.39%	$80,720	8.00%	$100,900	10.00%
Howard Bancorp	$139,673	13.72%	$81,456	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$118,860	11.78%	$45,405	4.50%	$65,585	6.50%
Howard Bancorp	$129,979	12.77%	$45,819	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$118,860	11.78%	$60,540	6.00%	$80,720	8.00%
Howard Bancorp	$129,979	12.77%	$61,092	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$118,860	10.70%	$44,438	4.00%	$55,547	5.00%
Howard Bancorp	$129,979	11.70%	$44,439	4.00%	N/A

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

Fair value of derivative financial instruments is estimated using pricing model of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2018 and December 31, 2017.

September 30, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$74,360	$-	$74,360	$-
U.S. Government treasuries	1,499	-	1,499	-
Mortgage-backed securities	46,754	-	46,754	-
Other investments	3,060	-	3,060	-
Loans held for sale	28,253	-	28,253	-
Loans held for investment	1,327	-	1,327	-
Rate lock commitments	82	-	-	82
Interest rate swap assets	30	-	30	-
Liabilities
Interest rate swap liabilities	32	-	32	-

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$67,740	$-	$67,740	$-
U.S. Government treasuries	1,494	-	1,494	-
Mortgage-backed securities	2,479	-	2,479	-
Other investments	2,543	-	2,464	79
Loans held for sale	42,153	-	42,153	-
Loans held for investment	1,509	-	1,509	-
Rate lock commitments	451	-	-	451

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	September 30	December 31
	2018	2017
Balance, beginning of period	$530	$528
Privately held equity investment	(79)	79
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	(369)	(77)
Balance, end of period	$82	$530

Assets under fair value option:

September 30, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$28,253	$27,667	$586
Loans held for investment	1,327	1,359	(32)

December 31, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,153	$40,990	$1,163
Loans held for investment	1,509	1,476	33

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the nine months ended September 30, 2018, and $99 thousand recognized during the nine months ended September 30, 2017. At September 30, 2018, OREO consisted of the outstanding balance of $7.5 million, less valuation allowance of $3.4 million. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

September 30, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,097	$-	$-	$4,097
Impaired loans:
Construction and land	1,455	-	-	1,455
Residential - first lien	14,634	-	-	14,634
Residential - junior lien	812	-	-	812
Commercial - owner occupied	1,550	-	-	1,550
Commercial - non-owner occupied	6,074	-	-	6,074
Commercial loans and leases	2,763	-	-	2,763
Consumer	174	-	-	174

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,549	$-	$-	$1,549
Impaired loans:
Construction and land	559	-	-	559
Residential - first lien	2,009	-	-	2,009
Residential - junior lien	367	-	-	367
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	5,856	-	-	5,856
Commercial loans and leases	3,056	-	-	3,056
Consumer	-	-	-	-

Related allowance on impaired loans was $25 thousand and $910 thousand at September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	September 30, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$125,673	$125,673	$-	$125,673	$-
Held to maturity securities	9,250	9,389	-	-	9,389
Nonmarketable equity securities	10,511	10,511	-	10,511	-
Loans held for sale	28,253	28,253	-	28,253	-
Loans held for investment	1,327	1,327	-	1,327	-
Rate lock commitments	82	82	-	-	82
Loans and leases [1]	1,615,933	1,583,191	-	-	1,583,191
Interest rate swap	30	30	-	30	-
Financial Liabilities
Deposits	1,624,629	1,620,756	-	1,620,756	-
Short-term borrowings	100,357	100,357	-	100,357	-
Long-term borrowings	127,596	127,868	-	127,868	-
Interest rate swap	32	32	-	32	-

	December 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$74,256	$74,256	$-	$74,177	$79
Held to maturity securities	9,250	9,421	-	-	9,421
Nonmarketable equity securities	6,492	6,492	-	6,492	-
Loans held for sale	42,153	42,153	-	42,153	-
Loans held for investment	1,509	1,509	-	1,509	-
Rate lock commitments	451	451	-	-	451
Loans and leases [1]	928,940	925,510	-	-	925,510
Financial Liabilities
Deposits	863,908	865,182	-	865,182	-
Short-term borrowings	130,385	130,385	-	130,385	-
Long-term borrowings	18,535	18,538	-	18,538	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

Note 14: Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the nine and three months ended September 30, 2018 and 2017.

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
NONINTEREST INCOME
Service charges on deposit accounts	$441	$181	$193	$45
Fees and other services charges	1,711	699	617	245
Other	52	44	13	12
Noninterest income in scope of Topic 606	2,204	924	823	302
Noninterest income out of scope of Topic 606	11,973	13,931	3,033	4,802
Total noninterest income	$14,177	$14,855	$3,856	$5,104

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018 and December 31, 2017, the Bank did not have any significant contract balances.

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

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at September 30, 2018 and December 31, 2017 and our consolidated results of operations for the periods ended September 30, 2018 and 2017. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Financial highlights during the nine months ended September 30, 2018 are as follows:

•	As a result of the First Mariner merger we acquired:

•	Assets - $1.0 billion, primarily from:

•	Investment securities - $130.3 million

•	Loans - $692.5 million

•	Liabilities - $897.6 million, primarily from:

•	Deposits - $706.4 million

•	Borrowings - $185.0 million

•	Goodwill recorded - $71.2 million

•	Because of the timing of the merger closing on March 1, 2018, the 2018 year-to-date operating results only include combined revenues and operating expenses since the merger closing;
•	Net interest income - $48.7 million
•	Pretax loss of $5.1 million, after the recording of $15.5 million in merger related expenses.
•	A loss of $0.23 per common share for the first nine months of 2018 and earnings per share of $0.21 for the three month ended September 30, 2018.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between the September 30, 2018 and December 31, 2017 balance sheets is presented below.

General

All aspects of our financial condition were greatly impacted by the First Mariner merger. Total assets increased $1.0 billion, or 87.3%, to $2.2 billion at September 30, 2018 compared to $1.1 billion at December 31, 2017. This asset growth consisted primarily of increases in our loan portfolio of $687.9 million, cash and cash equivalents of $72.7 million, and investment securities of $51.4 million. Increases in assets were funded from increases in customer deposits of $760.7 million and borrowings of $79.0 million. Deposits consisted of noninterest-bearing deposits of $420.2 million and interest-bearing deposits of $1.2 billion. Stockholders’ equity increased $161.3 million primarily as a result of the issuance of 9.1 million shares representing $165 million in stock in conjunction with the merger.

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

Nonmarketable equity

At September 30, 2018 and December 31, 2017, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $10.5 million and $6.5 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$75,005	$74,360	$68,082	$67,740
Treasuries	1,501	1,499	1,505	1,494
Mortgage-backed	46,902	46,754	2,541	2,479
Other investments	3,012	3,060	2,579	2,543
	$126,420	$125,673	$74,707	$74,256
Held to maturity
Corporate debentures	$9,250	$9,389	$9,250	$9,421

All acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio. Because we sold these securities acquired within days of the closing of the transaction we did not record any gain or loss on the sale. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.  In the first quarter of 2018, the Bank sold $33.0 million of securities at a loss of $139 thousand. There were no sales in the second or third quarter of 2018.

We had securities available for sale of $125.7 million and $74.3 million at September 30, 2018 and December 31, 2017, respectively, which were recorded at fair value. This represents an increase of $51.4 million, or 69.2%, from year-end 2017.

We had securities held to maturity of $9.3 million at September 30, 2018 and December 31, 2017, which were recorded at amortized cost. There were two investments that were in an unrealized loss position at September 30, 2018.

With respect to our portfolio of securities available for sale, the portfolio contained 49 securities with unrealized losses of $814 thousand and 38 securities with unrealized losses of $451 thousand at September 30, 2018 and December 31, 2017, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses.

Loan and Lease Portfolio

Total loans and leases increased $687.9 million, or 73.4%, to $1.6 billion at September 30, 2018 from $936.6 million at December 31, 2017. The fair value of loans acquired of $600.3 million at September 30, 2018 represented the majority of the growth in the first nine months of 2018, with the remainder in organic growth. Organic growth was primarily on commercial loans and leases, increasing $39.8 million and commercial real estate loans, increasing $29.5 million from December 31, 2017 as we continue to focus on the needs of small to mid-size businesses in our market area. Consumer loans increased $17.9 million from December 31, 2017 levels due to the purchase of a $20 million pool of variable rate student loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2018				December 31, 2017
				% of		% of
(in thousands)	Legacy	Acquired	Total	Total	Total	Total
Real estate
Construction and land	$80,101	$38,236	$118,337	7.3%	$74,398	7.9%
Residential - first lien	187,073	176,254	363,327	22.4	194,896	20.8
Residential - junior lien	45,441	47,381	92,822	5.7	43,047	4.6
Total residential real estate	232,514	223,635	456,149	28.1	237,943	25.4
Commercial - owner occupied	187,511	49,489	237,000	14.6	170,408	18.2
Commercial - non-owner occupied	273,172	129,633	402,805	24.8	260,802	27.8
Total commercial real estate	460,683	179,122	639,805	39.4	431,210	46.0
Total real estate loans	773,298	440,993	1,214,291	74.6	743,551	79.3
Commercial loans and leases	228,578	124,307	352,885	21.8	188,729	20.2
Consumer	22,262	35,046	57,308	3.5	4,328	0.5
Total loans	$1,024,138	$600,346	$1,624,484	100.0%	$936,608	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale totaled $28.3 million at September 30, 2018 down from $42.2 million at December 31, 2017. The decline in these balances resulted from the intent to reduce the overall levels of mortgage originations for 2018 and the closing of the consumer direct unit of our mortgage division in the second quarter of 2018. For the nine month period of 2018, mortgage loan origination volumes of $497.7 million compared to $495.8 million originated for the same period of 2017.

Deposits

Deposits increased from $863.9 million at December 31, 2017 to $1.6 billion at September 30, 2018, an increase of $760.7 million or 88.1%. Primarily from the deposits acquired in the merger. The largest increase in organic deposits was in certificates of deposit (“CD”), increasing $77.2 million or 28.6%, resulting from a promotional campaign in the third quarter 2018. As a result of the CD campaign, money market accounts declined approximately $20 million from June 30, 2018 primarily as customers transferred balance out of money market accounts and into CDs. Comparing September 30, 2018 to December 31, 2017, organic growth of noninterest bearing deposits increased $36.3 million, interest bearing deposits increased $1.3 million while money market deposits declined $4.6 million.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	September 30, 2018		December 31, 2017

		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$420,220	26%	$218,139	26%
Interest-bearing checking	198,078	12	71,642	8
Money market accounts	367,299	23	252,453	29
Savings	140,336	9	52,078	6
Certificates of deposit $250 and over	78,335	4	9,950	1
Certificates of deposit under $250	420,361	26	259,646	30
Total deposits	$1,624,629	100%	$863,908	100%

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

Our borrowings totaled $228.0 million at September 30, 2018 versus $148.9 million at December 31, 2017, reflecting an increase of $79.0 million. Due to the Short term maturities of the borrowings acquired from First Mariner, only one advance of $10 million of the acquired debt remains outstanding. Short-term borrowings at September 30, 2018 consisted of repurchase agreements of $21.3 million, master notes totaling $1.0 million, fed funds purchased of $20.0 million and short-term FHLB advances totaling $58.0 million. Long-term borrowing totaled $127.6 million at September 30, 2018, consisting of six long-term FHLB advances totaling $124.0 million and junior subordinated debt totaling $3.6 million.

Stockholders’ Equity

Total stockholders’ equity increased $161.3 million, or approximately 122.0%, from $132.3 million at December 31, 2017 to $293.6 million at September 30, 2018. As disclosed above, this increase in capital levels was the result of the issuance of 9.1 million shares representing $165 million in stock in conjunction with the First Mariner merger. Partially offsetting the increased capital resulting from the acquisition was a net loss incurred during the first nine months of 2018 of $4.0 million.

As a result of this merger, the capital position increased dramatically. Total stockholders’ equity at September 30, 2018 represents a capital to asset ratio of 13.6%, compared to 11.5% at December 31, 2017. Book value per share was $15.43 at September 30, 2018 and $13.47 at December 31, 2017. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.86%, 10.39% and 11.01%, respectively at September 30, 2018.

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

	Nine months ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$308,905	$11,465	4.96%	$173,801	$5,905	4.54%
Commercial real estate	598,455	22,126	4.94	366,689	12,920	4.71
Construction and land	104,556	4,212	5.39	79,718	2,857	4.79
Residential real estate	418,231	13,584	4.34	232,981	7,561	4.34
Consumer	40,413	1,586	5.25	4,505	189	5.61
Total loans and leases	1,470,560	52,973	4.82	857,694	29,432	4.59
Loans held for sale	44,042	1,320	4.01	33,574	942	3.75
Other earning assets [2]	70,490	812	1.54	47,070	321	0.91
Securities: [3]
U.S. Treasury	1,495	9	0.83	1,494	9	0.84
U.S Gov agencies	63,720	898	1.88	45,513	385	1.13
Mortgage-backed	41,067	930	3.03	1,303	26	2.62
Corporate debentures	9,287	428	6.16	8,582	398	6.20
Other investments	16,612	591	4.76	5,941	175	3.95
Total securities	132,181	2,856	2.89	62,833	993	2.11
Total earning assets	1,717,273	57,961	4.51	1,001,171	31,688	4.23
Cash and due from banks	16,609			8,835
Bank premises and equipment, net	44,583			19,794
Other assets	167,662			35,179
Less: allowance for credit losses	(5,658)			(5,717)
Total assets	$1,940,469			$1,059,262
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$141,637	299	0.28%	$66,645	$119	0.24%
Money market	357,193	1,570	0.59	264,727	855	0.43
Savings	126,334	138	0.15	52,855	55	0.14
Time deposits	401,786	3,394	1.13	245,339	1,849	1.01
Total interest-bearing deposits	1,026,950	5,401	0.70	629,566	2,878	0.61
Short-term borrowings	165,822	1,980	1.60	82,022	574	0.94
Long-term borrowings	90,306	1,905	2.82	10,482	233	2.98
Total interest-bearing funds	1,283,078	9,286	0.97	722,070	3,685	0.68
Noninterest-bearing deposits	395,645			211,054
Other liabilities and accrued expenses	5,696			4,420
Total liabilities	1,684,419			937,544
Shareholders' equity	256,050			121,718
Total liabilities & shareholders' equity	$1,940,469			$1,059,262
Net interest rate spread [4]		$48,675	3.54%		$28,003	3.55%
Effect of noninterest-bearing funds			0.24			0.19
Net interest margin on earning assets [5]			3.79%			3.74%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2018			2017
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$344,470	$4,370	5.03%	$182,448	$2,243	4.88%
Commercial real estate	648,837	8,679	5.31	377,265	4,409	4.64
Construction and land	117,886	1,641	5.52	81,350	994	4.85
Residential real estate	462,535	5,174	4.44	237,448	2,538	4.24
Consumer	58,063	726	4.96	4,460	64	5.70
Total loans and leases	1,631,791	20,590	5.01	882,971	10,248	4.60
Loans held for sale	30,635	337	4.37	41,313	384	3.69
Other earning assets [2]	78,690	337	1.70	38,939	113	1.15
Securities: [3]
U.S. Treasury	1,497	3	0.82	1,477	3	0.84
U.S Gov agencies	74,504	411	2.19	48,181	142	1.17
Mortgage-backed	47,545	375	3.13	1,305	9	2.62
Corporate debentures	9,272	143	6.11	9,250	144	6.16
Other investments	16,159	240	5.90	6,482	69	4.25
Total securities	148,977	1,172	3.12	66,695	367	2.18
Total earning assets	1,890,093	22,436	4.71	1,029,918	11,112	4.28
Cash and due from banks	19,132			8,562
Bank premises and equipment, net	51,520			19,606
Other assets	203,822			37,644
Less: allowance for credit losses	(6,770)			(5,453)
Total assets	$2,157,797			$1,090,277
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$176,505	158	0.35%	$68,142	$42	0.24%
Money market	381,801	636	0.66	277,356	305	0.44
Savings	142,834	53	0.15	53,501	18	0.14
Time deposits	448,118	1,475	1.31	247,105	688	1.10
Total interest-bearing deposits	1,149,258	2,322	0.80	646,104	1,053	0.65
Short-term borrowings	135,753	573	1.67	92,855	238	1.02
Long-term borrowings	127,583	894	2.78	6,545	66	4.02
Total interest-bearing funds	1,412,594	3,789	1.06	745,504	1,357	0.72
Noninterest-bearing deposits	451,275			212,153
Other liabilities and accrued expenses	2,923			4,833
Total liabilities	1,866,792			962,490
Shareholders' equity	291,005			127,787
Total liabilities & shareholders' equity	$2,157,797			$1,090,277
Net interest rate spread [4]		$18,647	3.65%		$9,755	3.56%
Effect of noninterest-bearing funds			0.27			0.20
Net interest margin on earning assets [5]			3.91%			3.76%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$5,560	$546	$5,014	$2,128	$72	$2,056
Commercial real estate	9,206	637	8,569	4,269	637	3,632
Construction and land	1,355	354	1,001	647	138	509
Residential real estate	6,023	6	6,017	2,636	118	2,518
Consumer	1,397	(12)	1,409	662	(8)	670
Loans held for sale	378	65	313	(47)	71	(118)
Securities	1,863	366	1,497	805	158	647
Other earning assets	491	221	270	224	53	171
Total interest income	26,273	2,183	24,090	11,324	1,239	10,085

Interest paid on:
Savings deposits	83	3	80	35	1	34
Interest bearing checking	180	22	158	116	19	97
Money market accounts	715	309	406	331	157	174
Time deposits	1,545	223	1,322	787	126	661
Short-term borrowings	1,406	405	1,001	335	154	181
Long-term borrowings	1,672	(13)	1,685	828	(20)	848
Total interest expense	5,601	949	4,652	2,432	437	1,995
Net interest earned	$20,672	$1,234	$19,438	$8,892	$802	$8,090

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2018 and September 30, 2017 is presented below.

General

Because of the timing of the merger closing on March 1, 2018, the first nine months of 2018 operating results included only seven months of combined revenues and operating expenses. For the first nine months of 2018, we incurred expenses relating to the closing of the merger totaling $15.5 million. The impact of these merger-related expenses resulted in a pretax loss of $5.1 million.

Net income decreased $9.3 million to a net loss of $4.0 million for the nine months ended September 30, 2018 compared to net income of $5.3 million for the same period of 2017. As stated above, the driver of the decrease was $15.5 million in merger related expenses.

Because of the net loss, we incurred a loss per common share for the first nine months of 2018 of $0.23 compared to earnings per common share of $0.56 for the same period of 2017.

Interest Income

Interest income increased $26.3 million, or 82.9%, to $58.0 million for the nine months ended September 30, 2018 compared to $31.7 million for the same period in 2017. Interest income on portfolio loans increased $23.5 million as average portfolio loan balances increased by $612.9 million, while the yield on the portfolio loans increased by 23 basis points when comparing the two periods. The loan yields were primarily impacted by the commercial real estate loans increasing on average $231.8 million while yields on this portfolio increased 23 basis points, effected by the mix of variable and fixed rate loans in the portfolio. Additionally, increases in average commercial loans and leases of $135.1 million and an increase in its yield of 42 basis points helped improve net interest margin. Other factors affecting the increase of interest income are average balance of $69.3 million of the investment securities portfolio, $10.4 million on loans held for sale increasing and $23.4 million other earning assets. Total yield on earning assets improved 28 basis points, increasing to 4.51% from 4.23% period over period.

Interest Expense

Interest expense increased $5.6 million to $9.3 million for the nine months ended September 30, 2018, compared to $3.7 million for the same period in 2017. Interest expense on deposits increased $2.5 million or 87.7% as a result of an increase in the average rate paid on interest-bearing deposits, which increased from 61 basis points to 70 basis points and an increase in the average balance of our interest-bearing deposits of $397.4 million or 63.1%. Similar to deposits, the average balances of our borrowings increased by $163.6 million or 176.9%, which lead to an increase in our interest expense of borrowings of $3.1 million.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $20.7 million, or 73.8%, during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $3.2 million for the nine months ended September 30, 2018 compared to $1.0 million for the same period in 2017, an increase of $2.2 million. This increase was primarily a result of charging off loans that previously had specific reserves held against them, and the charge offs increased our cumulative historic loss experience, which increased the levels of allowance needed. The provision for the 2018 period reflects general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Noninterest income was $14.2 million for the nine months ended September 30, 2018 compared to $14.9 million for the nine months ended September 30, 2017, a $678 thousand or 4.6% decrease. The decrease in noninterest income was primarily driven by our mortgage banking activities. The intended de-emphasis of mortgage banking announced at the time of the acquisition as well as the discontinuation of the national leads-based Consumer Direct mortgage unit in April 2018 resulted in a decrease in noninterest income. We account for both our loans held for sale as well as our interest rate locks using the fair value approach, and under this methodology, revenues are negatively impacted when the levels of either loans held for sale or the levels of interest rate locks decline. Because of the overall reduction in the desired levels of originations and the closing of our Consumer Direct unit, levels of loans held for sale revenue declined $3.4 million throughout 2018. Additionally the effects from fair value measurement when comparing the first nine months of 2018 to the same period of 2017 reduced noninterest income $2.6 million. We recorded a $139 thousand loss on the sale of investment securities from the repositioning of the portfolio in the first nine months of 2018 in comparison to no loss recorded in the same period of 2017. Offsetting this decrease were increases in traditional banking services charges of $900 thousand; loan fees derived from mortgage banking processing and underwriting as well as other portfolio loan fees, of $626 thousand; bank owned life insurance of $604 thousand and other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, of $1.4 million.

Noninterest Expenses

Noninterest expenses increased $31.3 million to $64.7 million for the nine months ended September 30, 2018 from $33.4 million for the nine months ended September 30, 2017. The greatest impact on the noninterest expense increase was $15.5 million in merger related expenses associated with the First Mariner acquisition throughout 2018 compared to $378 thousand in merger related expenses reflected in the same period of 2017. Without these expenses, noninterest expenses would have increased $16.3 million period over period. Other driving factors of the increase in noninterest expense were, compensation and benefits increase of $8.6 million, primarily as a result of the expanded size of our staff, impacted by seven months of joint merger employee expenses; occupancy and equipment expenses increase of $3.0 million, prompted by eight additional branch locations related to the merger. Further increases in noninterest expense influenced by the merger were the amortization of core deposit intangible of $1.6 million and data processing cost of temporarily running two systems of $1.3 million. Other noninterest expenses such as marketing and business development, professional fees, and loan and other operating expenses increased period over period by $1.4 million or 61.4%.

Income Tax Expense

For the nine months of 2018, because of the pretax loss generated from the merger expenses, we had a net tax benefit of $1.1 million compared to an income tax expense of $3.2 million for same period of 2017. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Some of our merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate.

Income tax expense for 2018 was also impacted by the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. As a result of these effects, our effective tax rate decreased to 21.7% for the first nine months of 2018 from 37.3% for same period of 2017.

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

A comparison between the three months ended September 30, 2018 and September 30, 2017 is presented below.

General

The First Mariner merger closing on March 1, 2018 had the greatest impact on our operating results when comparing the three months ended September 30, 2018 compared to the same period of 2017. With systems conversion during the second quarter, the third quarter operating results were not nearly as impacted by the acquisition and post-merger activities. In general, most of the restructuring of the operations, and the majority of costs of the merger along with operational cost reductions had been executed upon by the end of the second quarter of 2018. Thus, we believe that except for approximately $500 thousand in operating costs that occurred in the early part of the third quarter, the overall results for the third quarter reflect the core operating results post-acquisition.

Net income increased $2.3 million to $4.0 million for the three months ended September 30, 2018 compared to net income of $1.7 million for the three months ended September 30, 2017.

Interest Income

Interest income increased $11.3 million to $22.4 million for the three months ended September 30, 2018 compared to $11.1 million for the same period in 2017. Interest income and fees on portfolio loans increased $10.3 million quarter over quarter, as average portfolio loans increased by $748.8 million. The remaining quarter over quarter increase in interest income resulted from increases of interest on our securities portfolio of $805 thousand and other short-term investments totaling $224 thousand as the average balances of these investments nearly doubled.

Interest Expense

Interest expense increased $2.4 million to $3.8 million for the three months ended September 30, 2018, compared to $1.4 million for the same period in 2017. Interest expense on deposits increased by $1.3 million as a result of an increase in the average balance of $503.2 million on our interest-bearing deposits throughout 2018 compared to the same period in 2017. In addition, our interest expense on borrowings increased by $1.2 million for the third quarter of 2018 compared to the third quarter of 2017 as average balance increased $163.9 million and average rate paid on such borrowings increased 100 basis points.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income increased $8.9 million to $18.6 million during the three months ended September 30, 2018 compared to $9.8 million for three months ended September 30, 2017.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $696 thousand for the three months ended September 30, 2018 compared to $491 thousand for the same period in 2017. The increase in the provision is largely due to the growth in consumer loans, and changes to our qualitative factors which impacted the allowance required on residential loans.

Noninterest Income

Noninterest income was $3.9 million for the three months ended September 30, 2018 compared to $5.1 million for the three months ended September 30, 2017, a $1.2 million or 24.5% decrease. As discussed above the largest mitigating factor was the reduction in the levels of originations and the closing of our Consumer Direct unit. As a result, noninterest income from realized and unrealized gains on mortgage banking activity declined $1.7 million and loan production expense decreased $272 thousand period over period. These decreases were offset by increases primarily due to $438 thousand in service charges on deposit accounts, $431 thousand in other operating income and $236 thousand in bank premises gains as we sold one bank owned location in the third quarter of 2018.

Noninterest Expenses

Noninterest expenses increased $4.8 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Contributing to this increase was a $2.7 million increase in compensation and employee benefits and a $965 thousand increase in occupancy and equipment, which increased for the same reasons as discussed above with respect to the nine month period. Additional increases included core deposit intangible expense of $706 thousand, data processing cost of $587 thousand, FDIC assessment cost of $250 thousand and other operating expense increases of $657 thousand quarter over quarter, primarily as a result of continued growth, and to support our expanding infrastructure and growth initiatives. As we completed many of the merger activities, eliminated redundant services and vendors and remitted severance payments to impacted staff, we were able to reduce prior estimates of several merger expenses which resulted in a negative merger related expenses of $212 thousand for the third quarter. We estimate that our third quarter operating expense of $16.4 million included approximately $500 thousand of residual expenses relating to the acquisition, which will not impact future periods.

Income Tax Expense

Income taxes for the three months ended September 30, 2018 was also impacted the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. We had an income tax expense of $1.4 million compared to $1.0 million for the same period in 2017, which resulted in an effective tax rate of 26.5% for the three month period in 2018 compare to 27.3% for the same period in 2017.

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

	September 30,	December 31,
(in thousands)	2018	2017
Non-accrual loans:
Real estate loans:
Construction and land	$1,330	$637
Residential - first lien	14,352	1,722
Residential - junior lien	812	396
Commercial	7,624	6,375
Commercial loans and leases	2,676	3,438
Consumer	174	-
Total non-accrual loans	26,968	12,568
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	282	287
Commercial loans and leases	62	208
Total accruing troubled debt restructured loans	469	620
Total non-performing loans	27,437	13,188
Other real estate owned:
Land	1,960	956
Residential - first lien	318	-
Commercial	1,819	593
Total other real estate owned	4,097	1,549
Total non-performing assets	$31,534	$14,737
Ratios:
Non-performing loans to total gross loans	1.69%	1.41%
Non-performing assets to total assets	1.46%	1.28%

Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$401	$328
Residential - junior lien	167	50
Commercial	-	3,094
	$568	$3,472

Included in non-accrual loans at September 30, 2018 are $12.5 million in purchased credit impaired loans and six troubled debt restructured loans (“TDRs”) totaling $4.3 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $469 thousand performing subject to their modified terms at September 30, 2018. There was one additional residential real estate first lien loan totaling $98 thousand restructured during the 2018.

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

Nonperforming assets amounted to $31.5 million, or 1.46% of total assets, at September 30, 2018 compared to $14.7 million, or 1.28% of total assets, at December 31, 2017. Total nonperforming assets increased $16.8 million from December 31, 2017 levels primarily as a result of one legacy credit and the First Mariner acquisition.

The composition of our nonperforming assets at September 30, 2018 is further described below:

Non-Accrual Loans:

•	Three construction and land loans.
•	51 residential first lien loans, five with a combined fair value of $1.3 million in the process of foreclosure.
•	19 residential junior lien loans.
•	Three commercial owner occupied loans.
•	15 commercial non-owner occupied loans, representing eight separate relationships, one with a zero fair value in the process of foreclosure.
•	24 commercial loans, four with a Small Business Administration (“SBA”) guarantee and one that includes specific aggregate reserves of $25 thousand.
•	Two consumer loans.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	One residential real estate loan in the amount of $282 thousand.
•	One commercial loan in the amount of $62 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land in Maryland.
•	Several lots of non-residential property in Maryland.
•	One non-residential lot in Virginia
•	Four commercial buildings in Maryland.
•	One residential lot in Maryland.
•	Three residential 1-4 family properties in Maryland.

We had OREO of $4.1 million at September 30, 2018 and $1.5 million December 31, 2017. Costs relating to OREO recorded in noninterest expenses were $151 thousand and $69 thousand for the nine months ended September 30, 2018 and 2017, respectively. There was no valuation allowance recorded in 2018 as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount and $99 thousand recorded in the first nine months of 2017. In 2018 we sold one commercial building in Sussex County Delaware and one non-residential lot, recording a gain of $50 thousand. In 2017 we sold one parcel of unimproved land recording a gain of $19 thousand. Additionally we added a residential real estate first lien property totaling $173.8 thousand in the second quarter of 2018.

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

At September 30, 2018 and December 31, 2017, nonperforming loans amounted to $27.4 million and $13.2 million, respectively. The primary reason for the increase in nonperforming loans was the acquisition of nonperforming loans in connection with the First Mariner acquisition. The amount of impaired loans requiring specific reserves totaled $514 thousand at September 30, 2018 and $6.1 million at December 31, 2017, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed. The amount of impaired loans without a specific valuation allowance totaled $26.9 million and $7.1 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	September 30, 2018	December 31, 2017
Balance at beginning of year	$6,159	$6,428
Charge-offs:
Real estate
Construction and land loans	(202)	(155)
Residential first lien loans	(121)	(133)
Residential junior lien loans	(195)	(31)
Commercial owner occupied loans	(1)	(235)
Commercial non-owner occupied loans	(749)	-
Commercial loans and leases	(977)	(1,605)
Consumer loans	(59)	(108)
	(2,304)	(2,267)
Recoveries:
Real estate
Construction and land loans	-	6
Residential first lien loans	8	-
Residential junior lien loans	7	1
Commercial owner occupied loans	-	6
Commercial non-owner occupied loans	31	6
Commercial loans and leases	77	113
Consumer loans	5	35
	128	167
Net charge-offs	(2,176)	(2,100)
Provision for credit losses	3,241	1,831
Balance at end of year	$7,224	$6,159

Net charge-offs to average loans and leases	0.15%	0.24%

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

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$658	7.3%	$735	7.9%
Residential first lien loans	1,009	22.4	668	20.8
Residential junior lien loans	293	5.7	177	4.6
Commercial owner occupied loans	698	14.6	617	18.2
Commercial non-owner occupied loans	1,953	24.8	1,410	27.8
Commercial loans and leases	2,372	21.7	2,529	20.2
Consumer loans	241	3.5	23	0.5
Total	$7,224	100.0%	$6,159	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2018 and December 31, 2017.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018 and December 31, 2017, cash and cash equivalents totaled $101.7 million and $29.0 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2018 and December 31, 2017, we had $340.8 million and $219.6 million, respectively, in loan commitments outstanding, derived of commitments issued to originate loans of $99.8 million and $81.1 million at September 30, 2018 and December 31, 2017, respectively, and $241.0 million and $138.5 million in unused lines of credit to borrowers at September 30, 2018 and December 31, 2017, respectively. In addition to commitments to originate loans and unused lines of credit we had $14.8 million and $10.8 million in letters of credit at September 30, 2018 and December 31, 2017, respectively. Certificates of deposit of $128.4 million are scheduled to mature during the remainder of 2018. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2018.

Our primary investing activity is originating loans. During the nine months ended September 30, 2018, and 2017 cash used to fund net loan growth was $24.1 million and $75.7 million, respectively. During 2018 we purchased $44.5 million in additional securities while receiving $116.9 million as a result of securities sales and maturing. For the same period in 2017 we purchased additional securities totaling $49.7 million and we received $17.5 million in security maturities. Additionally, in 2017 we received $19.0 million in cash from the maturities of interest bearing deposits with banks.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Net cash received on deposits increased $54.3 million and $53.4 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $202.0 million at September 30, 2018 compared to $131.0 million at December 31, 2017. At September 30, 2018, we had the ability to borrow up to a total of $323.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018 and December 31, 2017, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2018 and December 31, 2017 are as follows:

(in thousands)	September 30, 2018	December 31, 2017

Unfunded loan commitments	$99,784	$81,074
Unused lines of credit	241,022	138,526
Letters of credit	14,771	10,839

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at September 30, 2018 or December 31, 2017 as a liability for credit loss related to these commitments.

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

Management believes that short term interest rate risk is best measured by simulation modeling. This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings using base market rates and using a rising and a falling interest rate scenario. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income might increase respectively. Conversely, if rates were to decline over the next 12 months, net interest income might decline respectively.

These estimates are highly assumption-dependent, and may change regularly as the Company’s asset/liability structure and business evolves from one period to the next, results will vary as different interest rate scenarios are used and are measured relative to a base net interest income scenario that may change.

For the rising and falling interest rate scenarios, the base market interest rate forecast are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. At September 30, 2018, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

The following table reflects the result of simulation analysis on the September 30, 2018 asset and liabilities balances:

			Percentage change in
Change in interest	Percentage change in	Percentage change in	market value of
rates (basis points)	net interest income	net income	portfolio equity
+400	9.8%	35.7%	5.9%
+300	7.4%	26.8%	4.9%
+200	5.0%	18.0%	3.5%
+100	2.8%	10.0%	2.7%
0	-	-	-
-100	(4.8)%	(18.9)%	(6.2)%
-200	(13.0)%	(51.9)%	(19.1)%

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On November 2, 2018, James D. Witty, Executive Vice President and Chief Commercial Banking Officer of the Bank, communicated his intention to resign from his position with the Bank for personal reasons. Mr. Witty’s resignation will be effective on November 16, 2018.

The Bank expects to enter into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Witty in connection with his resignation. Pursuant to the terms of the Separation Agreement, (i) Mr. Witty will receive $13,922.89 on each of the Bank’s regular payroll dates commencing December 7, 2018 and through the 25th regular payroll date thereafter (which the parties estimate to be November 22, 2019), which the parties expect to be a total of $361,995.12, and (ii) any stock awards, including restricted stock units, of Howard Bancorp held by Mr. Witty will vest immediately upon the effective date of Mr. Witty’s resignation. The Separation Agreement also contains a release by Mr. Witty of any claims against the Company arising from or relating to his employment and customary confidentiality and non-disparagement covenants.

Mr. Witty may revoke the Separation Agreement for a period of seven days following its execution, after which time it will become effective. If Mr. Witty exercises his revocation right, the amount referenced in (i) in the preceding paragraph will not be paid.

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

HOWARD BANCORP, INC.
(Registrant)

November 7, 2018	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
Chief Executive Officer

November 7, 2018	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
Executive Vice President and Chief Financial Officer