Form 10-K
period 2018-12-31
Howard Bancorp Inc
filed 2019-03-15
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒      Non-accelerated filer ☐     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2018, was approximately $324.2 million. At February 28, 2019, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 19,056,736.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under "Item 1A. Risk Factors." Factors that might cause such differences include, but are not limited to:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	our ability to fully realize the expected benefits and other impacts of our acquisition of First Mariner Bank;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel;
•	the impact of recent branch closures and the opening of new branches on expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	our ability to continue our expected focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	the impact of the Tax Cuts and Jobs Act of 2018;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	the impact of interest rate changes on our net interest income; and
•	other risks discussed in this report, including those discussed in “Item 1A. Risk Factors.”

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

As used in this report, “Howard Bancorp,” “the Company,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries. References to the “Bank” refer to Howard Bank.

Part I

Item 1. Business

Howard Bancorp, Inc.

Howard Bancorp, Inc., the parent company of Howard Bank, was incorporated in April 2005 under the laws of the State of Maryland to serve as the bank holding company of Howard Bank. The Company is a public company subject to the reporting requirements of the U.S. Securities and Exchange Commission (the “SEC”). We file electronically with the SEC our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available on the investor relations page of our website at www.howardbank.com, free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing them to the SEC. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Howard Bank

Howard Bank is a Maryland-chartered trust company that was formed in March 2004 and commenced banking operations in August 2004. Howard Bank has currently chosen not to seek and exercise trust powers, and our business, powers and regulatory structure are the same as a Maryland-chartered commercial bank. The Bank is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”), and our deposits are insured by the FDIC. The Bank has seven subsidiaries; six are intended to hold foreclosed real estate (three of which are inactive) and one owns and manages real estate that is used as a branch location that also has office and retail space.

Howard Bank is headquartered in Baltimore City, Maryland. We consider our primary market area to be the Greater Baltimore metropolitan area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small-and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

Our core business strategy involves driving organic growth by delivering advice and superior customer service to clients through local decision makers. We combine the Bank’s specialized focus on both local markets and small- and medium-sized business related market segments with a broad array of products, new technology and seasoned banking professionals to position the Bank differently from most competitors. Our experienced executives establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. To develop this strategy, we have established long-standing relationships with key customers in the community and with local business leaders who can create business opportunities.

Our primary source of revenue is net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on deposits and borrowings. Results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, loan production expense, deposit insurance and general administrative and data processing expenses. Our operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

Our leadership team is deep and experienced both as it relates to tenure with the Company as well as industry experience. Our Chairman and CEO, Mary Ann Scully, founded the Company and has over 35 years of banking experience, mainly in senior executive roles with larger financial institutions. In addition, the Company employs a strong stable of next level senior leadership, which it believes is critical for successful implementation of our strategic initiatives. It is this leadership experience that has driven the Company’s growth since its founding. In addition to organic growth, the Company has completed and integrated a bank acquisition, as further discussed below. We consider acquisitions to be a critical component of furthering future growth and will continue to cultivate and pursue strategic initiatives provided they generate meaningful long-term stockholder returns.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. During the past several years we have expanded our branch locations both through opening new branches and acquiring branch offices via acquisition. While we anticipate opening additional branches in the counties where we now operate and in contiguous counties over the next several years, we currently have no definitive plans or agreements in place with respect to any additional branches. Our long-term vision includes supplementing our historically organic growth with strategically significant acquisitions. We believe that acquiring other financial institutions, in whole or in part, through business line spin-offs, branch sales or the hiring of teams of individuals, will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending and deposit gathering (especially non-interest bearing transactional deposits), our demonstrated ability to attract additional investment and capital, and community leadership positions us as an attractive acquirer. We also anticipate that increasing our capital levels will give us the ability to continue our organic asset growth and expand our relationships with key clients through a larger legal lending limit.

General Development of the Business

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028 (the “Notes”). The Notes were sold and issued by the Company to the Purchasers at a price equal to 100% of their face amount in a private offering in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D thereunder.

On March 1, 2018, the Company completed its previously announced merger (the “Merger”) with First Mariner Bank, a Maryland chartered trust company (“First Mariner”), pursuant to the Agreement and Plan of Reorganization dated August 14, 2017, and as amended by Amendment No. 1 on November 8, 2017, by and among the Company, the Bank and First Mariner (as amended, the “Agreement”). At the effective time of the Merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the Merger and a wholly owned subsidiary of the Company. The Merger was described in the joint proxy and information statement/prospectus filed with the SEC on November 22, 2017.

At the effective time of the Merger, pursuant to the terms of the Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of the Company’s common stock. To effect the Merger, the Company issued 9,143,222 shares of its common stock to First Mariner stockholders.

On February 1, 2017, the Company closed an underwritten public offering, pursuant to which the Company issued and sold 2,760,000 shares, which included the exercise in full by the underwriters to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The amount of gross proceeds raised in this offering was approximately $41.4 million, after underwriting discounts and estimated expenses, and the amount of net proceeds raised in this offering was $38.4 million. We used the proceeds of the offering to pay off the loan to Raymond James Bank, N.A. and retained the remainder. This had a positive impact on our liquidity and capital position in 2018 and provided funds that will continue to allow us to grow our loans and investments.

On May 6, 2016, we redeemed all of the 12,562 shares of the Series AA Preferred Stock that we had previously issued to the U.S. Department of the Treasury (“Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date.

Our Market Area

Our headquarters are located in Baltimore City, Maryland. We consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. We have certain loans in our loan portfolio that are outside our market area, although we do not actively solicit business outside our primary market.

As of December 31, 2018, we had 21 full services branches, as well as 11 mortgage and commercial lending offices located throughout Maryland. For additional detail regarding branch and lending office see “Item 2. Properties” below in this report.

Competitive Position

As a community bank with over $2 billion in assets, we believe that we are well positioned to navigate the ongoing market consolidation and heightened regulatory environment. We have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services in a highly efficient manner, allowing us to avoid the risk of impairment of operating earnings faced by some banks. We believe this offers an advantage over our competitors which may be locked into legacy systems, or which may find the onslaught of new regulations and evolving consumer expectations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives. We believe that this provides the Bank with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We further believe the current economic and regulatory environment will continue to result in greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite traditionally and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves.

We believe that our “Hands On” approach to delivering services to small- and medium-sized businesses is essential to our competitive position. Through a team of experienced advisors and providing them with access to local policy and decision makers, we offer an array of competitive credit and cash management services that we feel fills a “white space” in the market. We believe that we fit well between sophisticated, but often distracted large banks and responsive, but less capable small banks. Our relationship managers, team leaders and executive management generally have decades of banking experiences and are well established in the communities that they serve. They are able to interface with clients directly to share that experience and to provide connections with their own network of other specialized advisors. We believe we also benefit from our committed leadership at both the executive management and board level who bring a broad array of skills and experiences to our company and are able to position the Bank for consistent profitable growth.

Lending Activities

General

Our primary market focus is making loans to and gathering deposits from small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area. Our loans are made to customers primarily in the Greater Baltimore market. Our lending activities consist generally of short- to medium-term commercial lending, commercial mortgage lending for both owner occupied and investment properties, residential mortgage lending, and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Credit Policies and Administration

We have adopted a comprehensive lending policy that includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, minimal lending authority is given to individual loan officers. Most loan officers can approve loans up to $100,000 (with a select number of loan officers having the authority to $500,000). The Chief Commercial Banking Officer, the Chief Executive Officer and the President can approve loans up to $2,000,000, or any two together can approve loans up to $4,000,000. Loans above these amounts are reviewed by an Officers’ Loan Committee (when less than or equal to $5,000,000) or by a Senior Loan Committee (when greater than $5,000,000). Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral, and carefully monitor the financial condition of our borrowers and the concentration of loans in our portfolio.

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

The Bank also retains an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the Asset Quality Committee of the board of directors of the Bank and the full board of directors of the Bank and are available to and used by regulatory examiners when they review the Bank’s asset quality. We currently use the firm of Strategic Risk Associates to perform this review.

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

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, small business administration (“SBA”) loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. These loans typically have maturities of seven years or less. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Howard Bank. Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/covenants at the inception of the loan to provide early warning systems before payment default. We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners. We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investment properties (including residential properties). We generally will finance owner occupied commercial real estate at a maximum loan-to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the underlying credit of the owner for owner occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and never rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans. Most of our real estate loans carry fixed interest rates and amortize over 20 to 25 years but have five- to seven-year maturities. Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants. Substantially all of our commercial real estate loans are secured by properties located in our market area.

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

Our residential mortgage loans are generally for owner-occupied single family homes. These loans are generally for a primary residence although we will occasionally originate loans for a second home where the borrower has extremely strong credit. We originate adjustable rate residential mortgage loans with initial fixed-rate terms of five to seven years, as well as fixed rate residential mortgage loans with primarily 15- or 30-year terms.

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

We require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by our board of directors annually.

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

Howard Bank generates revenue by providing an extensive line of consumer real estate products and services to customers nationwide. We offer products available to customers through a retail network of mortgage loan officers and bankers as well as a sales force offering our customers direct access to our products.

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

Investments and Funding

We balance our liquidity needs based on loan and deposit growth via the investment portfolio and both short- and long-term borrowings. It is our goal to provide adequate liquidity to support our loan growth. A portion of our investment portfolio is generally kept short-term securities for liquidity purposes, and a portion of the portfolio is used to generate additional positive earnings. The Bank’s primary source of funds is, and will continue to be, core deposits generated from our market area. Additional funding is provided by overnight unsecured master notes, customer repurchase agreements, Federal Home Loan Bank of Atlanta (“FHLB”) advances, the Board of Governors of the Federal Reserve (the “FRB”) Discount Window, subordinated debentures and other purchased funds. Other purchased funds may include certificates of deposit (“CDs”) over $100,000, federal funds purchased, and institutional or brokered deposits. Lines of credit are maintained to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

Our investment policy is reviewed annually by our board of directors. Our board of directors has appointed its Board Asset Liability Committee to serve as the Investment Committee, and the Board Asset Liability Committee therefore meets at regular intervals (not less than quarterly) and provides a report on the investment portfolio performance to our full board of directors. The investment officer is designated by the CEO and is responsible for managing the day-to-day activities of the liquidity and investments in accordance with the policies approved by our board of directors. We actively monitor our investment portfolio and we classify the majority of the portfolio as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate.

Other Banking Products

We offer our customers wire transfer services, ATM and check cards, automated teller machines (“ATMs”) at all of our branch locations, safe deposit boxes at most branches and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers and merchant card services for our business customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments including an option for same day payment. Our commercial account services include an overnight sweep service and remote deposit capture service.

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

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of consumer and business deposit products that include demand, money market, savings and individual retirement accounts, as well as CDs. We offer through key technology partnerships a competitive array of commercial cash management products, which in combination with our in-house courier service and remote deposit/check imaging service, allow us to attract demand deposits. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

We also use customer repurchase agreements, FHLB advances, the FRB Discount Window and other purchased funds as a funding mechanism. Other purchased funds may include CDs over $100,000, federal funds purchased and institutional or brokered deposits.

Employees

Howard Bank has 331 full-time and six part-time employees as of December 31, 2018. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good. Howard Bancorp has no employees.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was $31.8 million as of December 31, 2018, and we further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $25.0 million as of December 31, 2018, which in-house limit can be exceeded on a limited basis. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. We also compete with Internet-based banks. Competition for loans to small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals is intense, and pricing is important. We believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last several years have enhanced the Bank’s position as a locally headquartered and managed community bank, but many of these competitors now have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever. Moreover, larger institutions operating in our primary market area may have access to borrowed funds at a lower rate than is available to us. Deposit competition is also strong among institutions in our primary market area.

However, recent mergers of other area banks into large regional and national financial institutions have created opportunities for community-focused and prudently managed community banks. While our board of directors is aware of the competition that these larger institutions and alternative providers of financial services offer, we believe that local independent banks play and will continue to play a significant role in our primary market area. Our board of directors believes it is a significant and distinct advantage to be a locally owned and operated state bank interested in serving the needs of small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals.

SUPERVISION AND REGULATION

Howard Bancorp, Inc.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to regulation and examination by the FRB and the Commissioner, and are required to file periodic reports and any additional information that the FRB and the Commissioner may require. In addition, the FRB and the Commissioner have enforcement authority over Howard Bancorp, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Howard Bancorp from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of a bank, as defined in the BHC Act. The determination whether an investor “controls” bank is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a bank or other company if the party: (i) owns or controls 25% or more of any class of voting securities of the bank or other company; (ii) can elect or appoint a majority of the board of directors, or similar body, of the bank or other company; or (iii) exercises a "controlling influence" over the bank or other company. The FRB may require a company that owns between 5% and 25% of any class of voting securities of a bank or bank holding company to make certain non-control or “passivity” commitments. If a party were deemed to “control” Howard Bancorp for BHC Act purposes, the party would become a bank holding company and subject it to filing and other regulatory requirements.

Separately, an investor that owns or controls 10% or more of any class of voting stock of a bank or bank holding company and (i) the institution has registered securities under Section 12 of the Exchange Act and (ii) no other person owns, controls or has the power to vote a greater percentage of that class of voting securities is considered a “control” person under the Change in Bank Control Act (the “CIBC Act”) and may be required to file a change in control notice with the primary federal regulator of the bank or with the FRB. For the purposes of both the BHC Act and the CIBC Act, ownership by affiliated parties, or parties acting in concert, is typically aggregated.

Pursuant to provisions of the BHC Act and regulations promulgated by the FRB thereunder, Howard Bancorp may only engage in or own companies that engage in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the FRB prior to engaging in most new business activities. In addition, bank holding companies like Howard Bancorp must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

The FRB has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk weighted assets. See “— Capital Requirements.” The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Under the prompt corrective action rules, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Howard Bancorp to pay dividends or otherwise engage in capital distributions.

The status of Howard Bancorp as a registered bank holding company under the BHC Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Howard Bank

Howard Bank is a Maryland-chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Commissioner and the FDIC. The regulations of these agencies govern most aspects of Howard Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Howard Bank generally have been promulgated to protect depositors and the FDIC’s Deposit Insurance Fund (“DIF”), and not for the purpose of protecting Howard Bancorp or its stockholders.

Set forth below is a brief description of the material regulatory requirements that are or will be applicable to Howard Bank and Howard Bancorp. The description below is limited to the material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Howard Bank and Howard Bancorp.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). These requirements may change significantly with the enactment in May 2018 of the Economic Growth, Regulatory Reform, and Consumer Protection Act (“EGRRCPA”), as explained below.

There are three main categories of capital under the capital adequacy guidelines. Common equity tier 1 capital consists of paid-in common stock, retained earnings and certain common equity Tier 1 minority interests. Various items, including certain amounts of goodwill, intangible assets, deferred tax assets, must be deducted from common equity Tier 1 before capital ratios are calculated. Tier 1 capital (which, together with common equity tier 1 capital, makes up Tier 1 capital) generally consists of perpetual preferred stock and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses. At least half of total capital must consist of Tier 1 capital. Accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital.

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

The risk-based and leverage capital requirements and the capital conservation buffer may be replaced by a single capital requirement known as the community bank leverage ratio (“CBLR”). EGRRCPA provided that banks (and bank holding companies) with less than $10 billion in total consolidated assets (and that meet certain other prerequisites) may, in place of the current requirements, hold enough tangible equity relative to average total consolidated assets sufficient to satisfy the CBLR standard. These banks would be deemed to meet all generally applicable capital requirements and to be well capitalized under the prompt corrective action regime (described further below). EGRRCPA directs the federal banking agencies to set the precise CBLR within a range of 8% to 10%. In November 2018, the agencies proposed a leverage ratio standard of 9.0%. We do not know if or when the agencies will finalize this rule. The Bank and the Company currently would both satisfy a 9.0% CBLR requirement.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Depending on their capital levels, every insured depository institution is in one of five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 ratio of 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2018, Howard Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements. Well capitalized status is a prerequisite for certain types of favorable regulatory treatment, including expedited processing of applications by the FDIC and the ability to rely on brokered deposits.

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

Dividends

Howard Bancorp is a legal entity separate and distinct from Howard Bank. Virtually all of Howard Bancorp’s revenue available for the payment of dividends on its common stock results from dividends paid to Howard Bancorp by Howard Bank. Under Maryland law, Howard Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Commissioner, from its surplus in excess of 100% of its required capital stock. Also, if Howard Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, Howard Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. Howard Bank generally may not pay a dividend if, as a result of the dividend, it would be undercapitalized. While the 2.5% capital conservation buffer requirement remains in place, Howard Bank’s ability to pay dividends would be restricted if it failed to maintain the buffer. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Howard Bank being in an unsafe and unsound condition.

Deposit Insurance Assessments

Howard Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is determined by an FDIC risk-based assessment system. The assessment is a function of a financial ratios method that takes into account seven financial ratios and the institution’s weighted average CAMELS component ratings. The assessment must be within a range that depends on the institution’s composite CAMELS rating, and the assessment will be adjusted up or down to come within the range. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The FDIC has recently provided a preliminary notification to banks with less than $10 billion in assets, that they may be eligible for assessment credits as the size of the Deposit Insurance Fund (“DIF”) has exceeded predefined levels (a 1.35% DIF ratio). However these credits will not be awarded until the DIF ratio exceeds 1.38%, which as of December 31, 2018 had not yet occurred. Thus, while there exists a chance that FDIC insured institutions may receive credits against future assessments, the triggering event for this has not yet occurred, and there is no assurance that it is likely to occur in the future.

Maryland Regulatory Assessment

The Commissioner annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

Howard Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. Howard Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all insured depository institutions with transaction accounts or non-personal time deposits. During 2018, amounts in transaction accounts above $16.3 million and up to $107.9 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $107.9 million required reserves of $3.2 million plus 10% of the amount in excess of $107.9 million. The FRB changes its reserve requirements on an annual basis and Howard Bank is subject to new requirements for 2019. Howard Bank was in compliance with its reserve requirements at December 31, 2018 and is in compliance with its current reserve requirements.

Loans-to-One-Borrower Limitation

With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an aggregate amount no more than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Howard Bank is in compliance with the loans-to-one borrower limitations.

Commercial Real Estate Loans

Commercial real estate loans are subject to two types of regulatory oversight. If total reported loans for construction, land development, and other land represent more than 100% of a bank’s total capital or if total CRE loans represent 300% or more of total capital and have grown by 50% or more in the last 36 months, the bank is expected to have enhanced risk management and will be subject to greater regulatory scrutiny. In addition, the risk-based capital rules (so long as they are applicable) presumptively risk weight commercial real estate loans at 100% but impose a 150% risk weight on loans deemed to be high volatility. Among other things, the capital rules required that a borrower contribute 15% of the equity of a financed project in order for the loan to qualify for the lower risk weight. EGRRCPA narrowed the types of loans potentially subject to the higher risk weight but did not eliminate that risk weight.

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) that they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and new branches. Howard Bank has a CRA rating of “Satisfactory.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics, such as ethnicity, gender, and race, as specified in each statute. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

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

Generally, Section 23A of the Federal Reserve Act and the FRB’s Regulation W limit the “covered transactions” in which a bank or its subsidiaries may engage with any one affiliate to an amount equal to 10.0% of such bank’s capital stock and surplus, and limit such covered transactions with all affiliates to an amount equal to 20.0% of such bank’s capital stock and surplus. The term ‘‘covered transaction’’ includes loans, asset purchases, issuances of guarantees, and other similar transactions that expose the bank to the credit risk of an affiliate. In addition, loans or other extensions of credit by the bank to an affiliate must be collateralized in accordance with regulatory requirements. The bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to non-affiliates.

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

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain programs to prevent money laundering and the financing of terrorism that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function; and a “know your customer” program with enhanced due diligence of certain customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering; they must file currency transaction reports for deposits and withdrawals of large amounts of currency and suspicious activity reports of possible criminal activity. Financial institutions also must assess their money laundering risk with respect to private banking and foreign correspondent banking relationships. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Bank Secrecy Act and anti-money laundering compliance has been a special focus of the Office of Comptroller of the Currency and the other Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputation damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.

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

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and practices regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Further, under the ‘‘Interagency Guidelines Establishing Information Security Standards,’’ banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the FRB’s power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB affect the levels of bank loans, investments and deposits through the FRB’s control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Federal and State Securities Laws

Our common stock is registered with the SEC under the Exchange Act. As such, we are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

London Inter-Bank Offered Rate (“LIBOR”)

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the Alternative Reference Rate Committee (“ARRC”), was created to identify an alternative reference interest rate to replace LIBOR.

The ARRC announced the Secured Overnight Funding Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the FRB announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. The Company has contracts, including loan and derivative contracts, that are currently indexed to LIBOR and are monitoring these developments and evaluating related risks.

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

We sell in the secondary market most residential mortgage loans that we originate, earning noninterest income in the form of gains on sale and fees in connection with originating these loans. The residential mortgage business is highly competitive and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship-based and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production or the rate of growth of production. Further, when interest rates rise the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. As a result of these factors we cannot be certain that we will be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

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

In addition, if the loans we acquired in our acquisition of First Mariner do not perform as we have estimated, our allowance for credit losses may not be adequate. See “We have, relatively limited or no experience with the performance of loans acquired in our acquisition of First Mariner. Certain of our estimates related to accounting for acquired loans may differ from actual results,” below.

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

We have relatively limited experience with the performance of loans acquired in our recent acquisition of First Mariner. Certain of our estimates related to accounting for acquired loans may differ from actual results.

We acquired First Mariner on March 1, 2018. It is difficult to assess the future performance of loans recently added to our portfolio as part of this acquisition because our relatively limited experience with such loans does not provide us with a significant history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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

Our business and earnings are affected by general business conditions in the United States as well as in our local market area. We continue to operate in a challenging and uncertain economic environment. Since the recession ended almost nine years ago, economic growth has been slow by historic standards and uneven. Further, the current expansion is already the third longest in U.S. history, and many economists believe that the risk of a recession in the short-term (2020-2021) is increasing. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. Economic uncertainties even outside of a recession, including concerns about U.S. debt levels, tariffs on imports into the United States, Congress’ inability to pass yearly budgets, and cuts in government spending, may negatively impact economic conditions going forward. A return to elevated levels of unemployment, declines in the values of real estate, or other events that negatively affect household and/or corporate incomes may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

In 2017, a committee of private-market derivative participants and their regulators convened by the Federal Reserve, the ARRC, was created to identify an alternative reference interest rate to replace LIBOR. The ARRC announced SOFR, a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as its preferred alternative to LIBOR. The Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. Subsequently, the FRB announced final plans for the production of SOFR, which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 2, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The uncertainty as to the nature and effect of such reforms and actions and the political discontinuance of LIBOR may adversely affect the value of and return on our financial assets and liabilities that are based on or are linked to LIBOR, our results of operations or financial condition. In addition, these reforms may also require extensive changes to the contracts that govern these LIBOR based products, as well as our systems and processes.

Requirements to hold more capital could have a material adverse effect on our financial condition and operations.

In July 2013, the bank regulators issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2016, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies and substantially amend the regulatory risk-based capital rules applicable to us. The rules apply to Howard Bank and Howard Bancorp. The rules include a capital conservation buffer that phases in over a period of years that began in 2017 and will become fully effective in 2019. Failure to satisfy any of the capital requirements, including with the applicable “buffer” amount, will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that could be utilized for such actions if the capital requirements of the buffer are not fully satisfied. Beginning January 1, 2018, Howard Bancorp and the Bank’s risk-based capital requirements, with the applicable buffer, are (i) a common equity Tier 1 ratio of 6.375%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 7.875% and (iii) a total capital ratio of 9.875%. The capital conservation buffer does not apply to our leverage ratio requirement, which will remain at 4.0%. Once the capital conservation buffer is fully phased in on January 1, 2019, the resulting requirements will be a common equity Tier 1 ratio of 7.0%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. These increased capital requirements may have a material adverse impact on our liquidity and results of operations, or the failure to satisfy such requirements may result in our inability to pay dividends on or repurchase shares of our common stock, which could also negatively impact the market price of our stock, and may negatively impact our ability to retain personnel if our ability to pay retention bonuses is compromised.

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

The small- and medium-sized businesses that the Bank lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

The Bank targets its business development and marketing strategy primarily to serve the banking and financial services needs of small- and medium-sized businesses. These small- and medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair their ability to repay a loan. In addition, the success of a small- and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on its business and its ability to repay a loan. As a result, economic downturns and other events that negatively impact our market areas could cause the Bank to incur substantial credit losses that could negatively affect our results of operations and financial condition.

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

We are subject to liquidity risks.

Market conditions could negatively affect the level or cost of available liquidity, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Core deposits are our primary source of funding, but this is supplemented by overnight unsecured master notes, customer repurchase agreements, FHLB advances, the FRB Discount Window, subordinated debentures and other purchased funds. A significant decrease in our core deposits, an inability to renew FHLB advances or access the Discount Window, an inability to obtain alternative funding to core deposits or our other traditional sources of funds, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

We depend heavily on key employees, Mary Ann Scully and Robert D. Kunisch, Jr., to continue the implementation of our long-term business strategy and the loss of their services could disrupt our operations and result in reduced earnings.

Ms. Scully is our Chairman and Chief Executive Officer, and Mr. Kunisch is our President. We believe that our continued growth and future success will depend in large part on the skills of our senior management team. We believe these two executive officers possess valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate. We have entered into an employment agreement with each of Ms. Scully and Mr. Kunisch and acquired key-person life insurance on each, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services. The unexpected loss of the services of Ms. Scully or Mr. Kunisch could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

Further, most of our securities investment portfolio as of December 31, 2018 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments.” ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Our articles of incorporation currently authorize an aggregate of 20 million shares of common stock, 19,056,736 of which are outstanding as of February 28, 2019. Under Maryland law, our board of directors has the authority to amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. Our board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. The ability of our board of directors to increase our authorized shares of capital stock, and the existence of authorized but unissued shares of common stock and preferred stock, could have the effect of rendering more difficult or discouraging hostile takeover attempts, or of facilitating a negotiated acquisition and could affect the market for and price of our common stock. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by Howard Bancorp), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located in Baltimore City, Maryland. As of December 31, 2018, the Bank owns 13 full-service branches and leased the remaining eight branches. See Notes to the Consolidated Financial Statements, “Premises and Equipment,” for additional information.

At December 31, 2018, we owned the following properties, which had a book value of $40.1 million:

Branch Location	Address	Description

Canton	3301 Boston Street	Full service branch
Baltimore, MD 21224

Maple Lawn [1]	10985 Johns Hopkins Road	Full service branch with drive-thru
Laurel, MD 20723

Centennial	10161 Baltimore National Pike	Full service branch with drive-thru
Ellicott City, MD 21042

Aberdeen	3 West Bel Air Avenue	Full service branch with drive-thru
Aberdeen, MD 21001

Rising Sun	6 Pearl Street	Full service branch with drive-thru
Rising Sun, MD 21911

Elkton [1]	305 Augustine Herman Highway	Full service branch with drive-thru
Elkton, MD 21921

Parkville [1]	2028 East Joppa Road	Full service branch with drive-thru
Parkville, MD 21235

Hickory [1]	1403 Conowingo Road	Full service branch with drive-thru
Bel Air, MD 21014

Bel Air [1]	8 Bel Air South Parkway	Full service branch with drive-thru
Bel Air, MD 21015

Pikesville	1013 Reisterstown Road	Full service branch
Baltimore, MD 21208

Owings Mills	4800 Painters Mill Road	Full service branch with drive-thru
Owings Mills, MD 21117

White Marsh	10101 Baltimore National Pike	Full service branch with drive-thru
Baltimore, MD 21236

Glen Burnie [1]	305 Crain Highway	Full service branch with drive-thru
Glen Burnie, MD 21061

Dublin	3535 Conowingo Road	Former branch location
Street, MD 21154

Perryville	4871 Pulaski Highway	Former branch location
Perryville, MD 21154

Easton	8662 Alicia Drive	Former branch location
Easton, MD 21601

Loch Raven	1641 East Joppa Road	Former branch location
Baltimore, MD 21234

Office Location	Address	Description

Corporate Office	3301 Boston Street	Corporate headquarters
Baltimore, MD 21224

Centennial Regional Office	10161 Baltimore National Pike	Commercial lending office
Ellicott City, MD 21042

(1)	The premises are owned, but are subject to a ground lease.

We leased the following branches at December 31, 2018:

Branch Location	Address	Description

Snowden River	6011 University Boulevard, Suite 150	Full service branch
Ellicott City, MD 21043

Defense Highway	116 Defense Highway	Full service branch with drive-thru
Annapolis, MD 21401

Remington	2700 Remington Avenue, Suite 100	Full service branch
Baltimore, MD 21211

Columbia Towers	10175 Little Patuxent Parkway	Full service branch
Columbia, MD 21044

Carroll Island	176 Carroll Island Road	Full service branch with drive-thru
Baltimore, MD 21220

Dundalk	7860 Wise Avenue	Full service branch with drive-thru
Baltimore, MD 21222

Severna Park	366A Richie Highway	Full service branch with drive-thru
Severna Park, MD 21146

Timonium	2129 York Road	Full service branch with drive-thru
Timonium, MD 21093

We lease the following facilities unless otherwise noted:

Office Location	Address	Description

Towson Office	22 West Pennsylvania Avenue, Suite 102	Regional headquarters
Baltimore, MD 21204

Annapolis Office	1997 Annapolis Exchange Parkway, Suite 140 Annapolis, MD 21401	Regional banking office and regional mortgage banking office

Parkville [1]	2028 East Joppa Road Parkville, MD 21235	Regional banking office and regional mortgage banking office

Bethesda Mortgage Office	6903 Rockledge Drive	Regional mortgage banking office
Bethesda, MD 20817

Timonium Mortgage Office	1954 Greenspring Drive, Suite 165	Regional mortgage banking office
Timonium, MD 21093

Rockville Mortgage Office	1572 Crabb Branch Way, Suite 2D	Regional mortgage banking office
Rockville, MD 20855

Salisbury Mortgage Office	601 E Naylor Mill Rd	Regional mortgage banking office
Salisbury, MD 21804

Severna Mortgage Office	650 Ritchie Highway	Regional mortgage banking office
Severna Park, MD 21146

Newark Office	200 Continental Drive	Commercial lending office
Newark, DE 19713

(1)	The premises are owned, but are subject to a ground lease.

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

At February 28, 2019, we had 414 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this section of this Item is incorporated by reference to the information included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2018	2017	2016	2015	2014
Statements of operations data:
Interest income	$80,389	$43,026	$38,741	$33,349	$23,360
Interest expense	13,771	5,167	4,562	3,072	2,402
Provision for credit losses	6,091	1,831	2,037	1,836	3,255
Noninterest income	17,860	19,524	14,796	11,935	23,256
Noninterest expense	83,112	45,200	38,699	38,261	23,694
Federal and state income tax expense	(897)	3,152	2,936	973	6,853
Net income (loss)	(3,828)	7,200	5,303	1,142	10,412
Dividends	-	-	166	126	126
Net income available to common shareholders	(3,828)	7,200	5,137	1,016	10,286

Per share data and shares outstanding:
Net income (loss) per common share, basic	$(0.22)	$0.75	$0.74	$0.16	$2.53
Net income (loss) per common share, diluted	$(0.22)	$0.75	$0.73	$0.16	$2.48
Book value per common share at period end	$15.48	$13.47	$12.27	$11.54	$11.36
Average common shares outstanding	17,556,554	9,555,952	6,975,662	6,160,005	4,073,077
Diluted average common shares outstanding	17,556,554	9,596,804	6,998,982	6,223,496	4,143,101
Shares outstanding at period end	19,039,347	9,820,592	6,991,072	6,962,139	4,145,547

Financial Condition data:
Total assets	$2,266,514	$1,149,950	$1,026,957	$946,759	$691,416
Loans receivable (gross)	1,649,751	936,608	821,524	757,002	552,917
Allowance for credit losses	9,873	6,159	6,428	4,869	3,602
Other interest-earning assets	351,917	152,343	152,075	138,137	99,261
Total deposits	1,685,806	863,908	808,734	747,408	554,039
Borrowings	276,653	148,920	127,574	98,828	67,628
Total stockholders’ equity	294,683	132,253	85,790	92,899	59,643
Common equity	294,683	132,253	85,790	80,337	47,081

Average assets	1,997,474	1,072,943	970,710	782,441	557,602
Average stockholders' equity	266,075	123,763	86,221	76,143	50,674
Average common stockholders' equity	266,075	123,763	81,896	63,581	38,112

Selected performance ratios:
Return on average assets	(0.19)%	0.67%	0.55%	0.15%	1.87%
Return on average common equity	(1.44)%	5.82%	6.48%	1.80%	27.32%
Net interest margin[1]	3.78%	3.73%	3.73%	4.08%	3.97%
Efficiency ratio[2]	98.38%	78.77%	79.01%	90.64%	53.59%

Asset quality ratios:
Nonperforming loans to gross loans	1.50%	1.41%	1.17%	1.37%	0.77%
Allowance for credit losses to loans	0.60%	0.66%	0.78%	0.64%	0.65%
Allowance for credit losses to nonperforming loans	39.94%	46.70%	69.24%	46.95%	84.69%
Nonperforming assets to loans and other real estate	1.76%	1.57%	1.41%	1.68%	1.21%
Nonperforming assets to total assets	1.28%	1.28%	1.16%	1.35%	0.97%

Capital ratios:
Leverage ratio	8.77%	11.70%	8.36%	9.90%	8.60%
Tier I risk-based capital ratio	10.00%	12.77%	9.71%	11.47%	10.11%
Total risk-based capital ratio	12.14%	13.72%	10.83%	12.09%	10.73%
Average equity to average assets	13.32%	11.53%	8.88%	9.73%	9.09%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help current and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at December 31, 2018 and 2017 and our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. This section should be read in conjunction with the Consolidated Financial Statements and notes to the consolidated financial statements that appear elsewhere in this report.

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

We are headquartered in Baltimore, Maryland. We consider our primary market area to be the Greater Baltimore Metropolitan Area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services primarily to small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

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

On February 1, 2017, we closed an underwritten public offering, pursuant to which the Company issued and sold 2,760,000 shares, which included the exercise in full by the underwriters to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The amount of gross proceeds raised in this offering was approximately $41.4 million, after underwriting discounts and estimated expenses, and the amount of net proceeds raised in this offering was $38.4 million. We used the proceeds of the offering to pay off the loan to Raymond James Bank, N.A. and retained the remainder. This had a positive impact on our liquidity and capital position in 2017 and provided funds that will continue to allow us to grow our loans and investments.

On March 1, 2018, we acquired First Mariner through the completion of our previously announced merger (the “First Mariner merger”) pursuant to the Agreement and Plan of Reorganization dated August 14, 2017, and as amended by Amendment No. 1 on November 8, 2017, by and among the Company, the Bank and First Mariner (as amended, the “Agreement”). At the effective time of the First Mariner merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the Merger and a wholly owned subsidiary of the Company. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million.

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company intends to use the net proceeds for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

Financial highlights for the year ended December 31, 2018 are as follows:

•	As a result of the First Mariner merger in March of 2018 we acquired:

•	Assets - $1.0 billion, primarily from:

▪	Investment securities - $130.3 million

▪	Loans - $692.5 million

•	Liabilities - $897.6 million, primarily from:

▪	Deposits - $706.4 million

▪	Borrowings - $185.0 million

•	Goodwill recorded - $70.1 million

•	Because of the timing of the First Mariner merger closing on March 1, 2018, the 2018 year-to-date operating results only include combined revenues and operating expenses since the First Mariner merger closing;

▪	Net interest income - $66.6 million
▪	Pretax loss of $4.7 million, after the recording of $15.5 million in merger related expenses.
▪	A loss of $0.22 per common share for 2018 and earnings per share of $0.75 for 2017.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits, and the remaining amounts of the core deposit intangible are periodically reviewed for reasonableness. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. We perform a qualitative assessment annually to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two step impairment test. Determining the fair value under the first step of the goodwill impairment test and determining the fair value if individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. Significant estimates and assumptions include projected future cash flows, discount rates, reflective market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause the Company to conclude that goodwill or other intangible assets have become impaired, which would result in the Company recording an impairment loss. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations. Based on the results of qualitative assessment, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2018.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2018 and December 31, 2017 balance sheets is presented below.

General

All aspects of our financial condition were greatly impacted by the First Mariner merger. Total assets increased $1.1 billion, or 97.1%, to $2.3 billion at December 31, 2018 compared to assets of $1.1 billion at December 31, 2017. This asset growth consisted primarily of increases in our portfolio loans of $713.1 million and investment securities of $149.6 million, cash and cash equivalents of $72.5 million and $45.5 million in bank owned life insurance (“BOLI”), partially offset by a decline of $20.9 million in loans held for sale. The primary source of funding for the asset growth was an increase in deposit balances. Customer deposits increased from $863.9 million at December 31, 2017 to $1.7 billion at December 31, 2018, an increase of $821.9 million or 95.1%. Supplementing this deposit growth, our borrowings increased $127.7 million, partially due to the issuance of $25 million of Notes issued in the fourth quarter of 2018. Total stockholders’ equity increased $162.4 million during 2018 primarily as a result of the shares issued in connection with the First Mariner merger.

Investment Securities

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency and treasury securities and mortgage backed securities in our securities portfolio, which are categorized as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

Nonmarketable equity

At December 31, 2018 and 2017, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $11.8 million and $6.5 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2018		2017		2016
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$130,088	$130,397	$68,082	$67,740	$34,584	$34,463
Treasuries	-	-	1,505	1,494	1,512	1,504
Mortgage-backed	90,242	90,460	2,541	2,479	1,366	1,298
Other investments	3,011	3,001	2,579	2,543	1,500	1,463
	$223,341	$223,858	$74,707	$74,256	$38,962	$38,728
Held to maturity Corporate debentures	$9,250	$9,253	$9,250	$9,421	$6,250	$6,584

We had available for sale securities of $223.9 million and $74.3 million at December 31, 2018 and December 31, 2017, respectively, which were recorded at fair value. This represents an increase of $149.6 million for the year ended December 31, 2018 from the prior year end. All acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio. Because we sold these securities acquired within days of the closing of the transaction we did not record any gain or loss on the sale. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year. The increase in the size of the portfolio was intended to provide additional collateral for certain funding sources, and to provide additional liquidity for the Bank. Nearly $39 million of our securities portfolio matures in one year or less, giving us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements. As part of the repositioning of the portfolio we recorded a net loss of $364 thousand on sales of securities in 2018. We did not sell any securities during 2017, however in 2016 we sold an equity security with a carrying value of $100 thousand issued by a local small financial institution that resulted in a gain upon sale of $96 thousand.

We had securities held to maturity of $9.3 million December 31, 2018 and 2017, which were recorded at amortized cost. This consists of investments in corporate debentures.

With respect to our portfolio of securities available for sale, the portfolio contained 31 securities with unrealized losses of $275 thousand and 38 securities with unrealized losses of $451 thousand at December 31, 2018 and 2017, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. One held to maturity security was in a loss position at both December 31, 2018 and 2017.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2018 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2018
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years			Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government Agencies	$38,936	2.12%	$88,167	2.84%	$2,985	3.48%	$-	-%	$130,088	2.64%
Mortgage-backed	-	-	8	4.70	4,627	3.14	85,607	3.33	90,242	3.32
Other investments	-	-	-	-	3,011	8.23			3,011	8.23
	$38,936	2.12%	$88,175	2.84%	$10,623	4.68%	$85,607	3.33%	$223,341	2.99%
Held to maturity Corporate debentures	$-	-	$-	-	$9,250	6.16	$-	-	$9,250	6.16%

Loan and Lease Portfolio

Total loans and leases increased $713.1 million, or 76.1%, to $1.6 billion at December 31, 2018 from $936.6 million at December 31, 2017. The loans acquired of $581.1 million at December 31, 2018 represented the majority of the growth in 2018, with the remainder attributed to organic growth. Organic growth was primarily due to growth in commercial loans and leases, increasing $39.7 million and commercial real estate loans, increasing $44.9 million from December 31, 2017 as we continue to focus on the needs of small- and medium-sized businesses in our market area. Residential real estate loans increased $17.2 million through organic growth, while consumer loans increased $16.9 million from December 31, 2017 levels through organic growth, including as a result of a purchase of a $20 million pool of variable rate student loans in the third quarter of 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
(dollars in thousands)	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$123,671	7.5%	$74,398	7.9%	$72,973	8.9%	$69,385	9.1%	$64,158	11.6%
Residential - first lien	383,044	23.2	194,896	20.8	195,032	23.7	182,988	24.1	88,293	16.0
Residential - junior lien	89,645	5.4	43,047	4.6	35,009	4.3	27,477	3.6	19,301	3.5
Total residential real estate	472,689	28.6	237,943	25.4	230,041	28.0	210,465	27.7	107,594	19.5
Commercial - owner occupied	234,102	14.2	170,408	18.2	134,213	16.3	131,114	17.3	112,826	20.4
Commercial - non-owner occupied	427,747	25.9	260,802	27.8	216,781	26.4	181,361	23.9	123,958	22.4
Total commercial real estate	661,849	40.1	431,210	46.0	350,994	42.7	312,475	41.2	236,784	42.8
Total real estate loans	1,258,209	76.2	743,551	79.3	654,008	79.6	592,325	78.0	408,536	73.9
Commercial loans and leases	336,876	20.5	188,729	20.2	162,715	19.8	160,424	21.4	139,669	25.2
Consumer loans	54,666	3.3	4,328	0.5	4,801	0.6	4,253	0.6	4,712	0.9
Total loans and leases	$1,649,751	100.0%	$936,608	100.0%	$821,524	100.0%	$757,002	100.0%	$552,917	100.0%

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2018.

	At December 31, 2018
(dollars in thousands)	One year or less	After one through five years	After five years	Total
Real Estate
Construction and land	$58,988	$44,266	$20,417	$123,671
Residential - first lien	390	6,598	376,056	383,044
Residential - junior lien	619	6,342	82,684	89,645
Total residential real estate	1,009	12,940	458,740	472,689
Commercial - owner occupied	22,891	80,636	130,575	234,102
Commercial - non-owner occupied	37,516	179,378	210,853	427,747
Total commercial real estate	60,407	260,014	341,428	661,849
Total real estate loans	120,404	317,220	820,585	1,258,209
Commercial loans and leases	46,221	104,174	186,481	336,876
Consumer loans	415	20,072	34,179	54,666
Total	$167,040	$441,466	$1,041,245	$1,649,751
Rate terms:
Fixed rate	$84,299	$295,444	$518,898	$898,641
Adjustable rate	82,741	146,022	522,347	751,110
Total	$167,040	$441,466	$1,041,245	$1,649,751

Loans Held for Sale

We sell the majority of the residential mortgage loans originated by the Bank. Outstanding balances for the loans held for sale portfolio decreased $20.9 million to $21.3 million at December 31, 2018, from $42.2 million at December 31, 2017. The decline in balances resulted from the intent to reduce the overall levels of mortgage originations for 2018 and the closing of the national leads-based consumer direct unit of our mortgage division in the second quarter of 2018. Overall for 2018, we had mortgage loan origination volumes of $586.4 million compared to $673.4 million originated for the same period of 2017.

Goodwill and Other Intangible Assets

Goodwill represents the consideration paid in excess of the fair value of net assets acquired (including identifiable intangibles) in a business combination. In the First Mariner merger we recorded $70.1 million of goodwill. This amount plus the $603 thousand recorded from previous acquisitions increased our total goodwill at December 31, 2018 to $70.7 million. In addition we recorded $12.6 million of core deposit intangibles, which are premiums paid on acquired non-maturity deposits, related to the First Mariner merger. This amount plus the core deposit intangible amounts recorded from previous acquisitions resulted in a net carrying amount of $11.5 million at December 31, 2018 compared to $1.7 million at December 31, 2017.

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

Deposits increased from $863.9 million at December 31, 2017 to $1.7 billion at December 31, 2018, an increase of $821.9 million or 95.1%, primarily from the deposits acquired in the First Mariner merger. The largest increase in organic deposits was in CDs, increasing $145.2 million, or 53.9%, resulting from a promotional campaign during the third quarter 2018. As a result of this CD campaign, money market accounts declined approximately $20 million primarily due to customers transferring balances out of money market accounts and into CDs. Organic growth of interest bearing deposits increased $85.4 million, offset by a $15.1 million decrease in noninterest bearing deposits.

The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.

	December 31,
(dollars in thousands)	2018			2017			2016
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$429,200	26%	-%	$218,139	26%	-%	$182,880	23%	-%
Interest-bearing checking	227,322	13	0.35	71,642	8	0.25	62,538	8	0.23
Money market accounts	356,130	21	0.61	252,453	29	0.43	247,858	31	0.46
Savings	134,893	8	0.15	52,078	6	0.14	50,495	6	0.14
Certificates of deposit	538,261	32	1.31	269,596	31	1.05	264,963	32	0.87
Total deposits	$1,685,806	100%	0.79%	$863,908	100%	0.63%	$808,734	100%	0.57%

The following table sets forth the maturity of CDs of $100,000 and over at December 31, 2018.

(in thousands)
Three months or less	$103,242
Over three to six months	78,335
Over six to twelve months	61,671
Over twelve months	120,527
$363,775

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short- and long-term borrowings. Borrowings consist of overnight unsecured master notes, customer repurchase agreements, FHLB advances and subordinated debentures. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to Howard Bancorp but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. Borrowings totaled $276.7 million at December 31, 2018 and $148.9 million at December 31, 2017.

Subordinated Debt

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company intends to use the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios. The Notes have been structured to qualify initially as Tier 2 capital for regulatory capital purposes. The Notes will initially bear interest at a rate of 6.00% per annum from and including December 6, 2018, to but excluding December 6, 2023, with interest during this period payable semi-annually in arrears. From and including December 6, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, plus 302 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after December 6, 2023.

Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Howard Bancorp (the “Trust”), issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. The Trust purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of Howard Bancorp upon our acquisition of Patapsco Bancorp. The capital securities are redeemable by the Company at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Short-term borrowings are summarized in the following table:

	December 31,
	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Securities Sold Under Agreement to Repurchase & Master Notes
At period end	16,576	0.21%	$14,356	0.12%	$11,390	0.13%
Average for the year	18,927	0.19	13,460	0.13	13,626	0.13
Maximum month-end balance	25,291		16,563		21,764
Federal Funds Purchased and Short-term Borrowed Funds
At period end	118,000	2.34%	$116,029	1.50%	$95,666	1.26%
Average for the year	127,123	1.80	75,053	1.14	49,831	1.16
Maximum month-end balance	310,023		116,029		95,666

Short-term borrowings totaled $134.6 million at December 31, 2018 and $130.4 million at December 31, 2017, an increase of $4.2 million, or 3.2%. Short-term borrowings at December 31, 2018 consisted of repurchase agreements of $15.6 million, master notes totaling $972 thousand, and six short-term FHLB advances totaling $118.0 million.

Long-term borrowings totaled $142.1 million at December 31, 2018, consisting of five long-term fixed rate FHLB advances totaling $114.0 million and subordinated debt of $28.1 million, discussed above.

Stockholders’ Equity

Total stockholders’ equity increased $162.4 million, or 122.8%, from $132.3 million at December 31, 2017 to $294.7 million at December 31, 2018. As disclosed above, this increase was primarily the result of the issuance of 9.1 million shares representing $165 million in common stock in connection with the First Mariner merger.

Total stockholders’ equity at December 31, 2018 represents a capital to asset ratio of 13.0%, compared to 11.5% at December 31, 2017. Book value per share was $15.48 at December 31, 2018 and $13.47 at December 31, 2017. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 8.77%, 10.00% and 12.14%, respectively at December 31, 2018. These ratios decreased dramatically from December 31, 2017 levels 11.70%, 12.77% and 13.72%, respectively. These ratios were negatively impacted by the First Mariner merger due to the higher level of intangible assets and portions of the deferred tax asset which are deducted from capital in calculating regulatory capital, and positively impacted by the issuance in the fourth quarter of 2018 of $25 million Notes structured to qualify initially as Tier 2 capital for regulatory capital purposes.

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

	December 31,
	2018			2017			2016
(dollars in thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$320,435	$16,017	5.00%	$177,167	$8,113	4.58%	$159,230	$7,738	4.86%
Commercial real estate	610,111	30,328	4.97	373,972	17,584	4.70	323,868	15,506	4.79
Construction and land	107,962	5,917	5.48	79,177	3,813	4.82	72,061	3,369	4.68
Residential real estate	429,986	18,891	4.39	234,429	10,151	4.33	225,054	9,536	4.24
Consumer	44,361	2,289	5.16	4,475	252	5.64	4,561	249	5.45
Total loans and leases	1,512,855	73,442	4.85	869,220	39,913	4.59	784,774	36,398	4.64
Loans held for sale	38,261	1,567	4.09	35,065	1,300	3.71	43,206	1,467	3.40
Other earning assets [2]	69,103	1,083	1.57	41,953	397	0.95	36,918	185	0.50
Securities: [3]
U.S. Treasury	1,241	10	0.83	1,494	12	0.84	851	7	0.83
U.S Gov agencies	72,659	1,507	2.07	50,002	581	1.16	41,899	194	0.46
Mortgage-backed	44,748	1,369	3.06	1,439	38	2.63	213	6	2.86
Corporate debentures	9,277	571	6.15	8,750	541	6.18	4,386	288	6.57
Other investments	15,682	840	5.36	6,306	244	3.88	5,162	196	3.79
Total securities	143,607	4,297	2.99	67,991	1,416	2.08	52,511	691	1.32
Total earning assets	1,763,826	80,389	4.56	1,014,229	43,026	4.24	917,409	38,741	4.22
Cash and due from banks	16,928			8,903			7,529
Bank premises and equipment, net	45,830			19,673			20,569
Other assets	177,056			35,815			30,704
Less: allowance for credit losses	(6,166)			(5,677)			(5,501)
Total assets	$1,997,474			$1,072,943			$970,710
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$157,523	554	0.35%	$68,097	$168	0.25%	$57,846	$132	0.23%
Money market	361,101	2,197	0.61	265,927	1,143	0.43	250,118	1,149	0.46
Savings	129,586	197	0.15	52,964	73	0.14	52,351	71	0.14
Time deposits	426,958	5,592	1.31	247,854	2,613	1.05	243,376	2,118	0.87
Total interest-bearing deposits	1,075,168	8,540	0.79	634,842	3,997	0.63	603,691	3,470	0.57
Short-term borrowings	146,023	2,327	1.59	88,513	876	0.99	63,457	595	0.94
Long-term borrowings	101,488	2,904	2.86	8,967	294	3.28	28,285	497	1.76
Total interest-bearing funds	1,322,679	13,771	1.04	732,322	5,167	0.71	695,433	4,562	0.66
Noninterest-bearing deposits	403,656			212,261			182,909
Other liabilities and accrued expenses	5,064			4,597			6,147
Total liabilities	1,731,399			949,180			884,489
Shareholders' equity	266,075			123,763			86,221
Total liabilities & shareholders' equity	$1,997,474			$1,072,943			$970,710
Net interest rate spread [4]		$66,618	3.52%		$37,859	3.53%		$34,179	3.56%
Effect of noninterest-bearing funds			0.26			0.20			0.17
Net interest margin on earning assets [5]			3.78%			3.73%			3.73%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.
39

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

	For the year ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$7,904	$741	$7,163	$375	$(334)	$709
Commercial real estate	12,744	1,013	11,731	2,078	(208)	2,286
Construction and land	2,104	523	1,581	444	76	368
Residential real estate	8,740	148	8,592	615	157	458
Consumer	2,037	(21)	2,058	3	7	(4)
Loans held for sale	267	135	132	(167)	101	(268)
Securities	2,881	620	2,261	725	301	424
Other earning assets	686	259	427	212	123	89
Total interest income	37,363	3,418	33,945	4,285	223	4,062

Interest paid on:
Savings deposits	124	6	118	2	1	1
Interest bearing checking	386	69	317	37	8	29
Money market accounts	1,054	475	579	(6)	(55)	49
Time deposits	2,979	644	2,335	494	334	160
Short-term borrowings	1,451	534	917	281	25	256
Long-term borrowings	2,610	(38)	2,648	(203)	323	(526)
Total interest expense	8,604	1,690	6,914	605	636	(31)
Net interest earned	$28,759	$1,728	$27,031	$3,680	$(413)	$4,093

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison of the results of operations for the years ended December 31, 2018 and December 31, 2017 is presented below.

General

We recorded a net loss for the year ended December 31, 2018 of $3.8 million compared to net income of $7.2 million for the year ended December 31, 2017. The decrease in net income was primarily driven by $15.5 million merger-related expenses in 2018 compared to $567 thousand in 2017.

Because of the 2018 net loss, our earnings per basic common share (“EPS”) for 2018 was a loss of $0.22 compared to EPS of $0.75 for 2017. Average common shares outstanding increased 8.0 million when comparing 2018 to 2017 as a result the 9.1 million shares issued March 1, 2018 in connection with the First Mariner merger.

Interest Income

Interest income increased $37.4 million, or 86.8%, to $80.4 million for the year ended December 31, 2018 compared to $43.0 million during the year ended December 31, 2017. $33.5 million of the increase was in interest and fees on loans and leases (excluding loans held for sale) primarily due to an increase in the average balance of portfolio loans of $643.6 million, or 80.9%, compared to the average balance for 2017. This asset growth was complimented by a 26 basis point increase in the average yield on our portfolio loans and leases, partially related to the 2018 increases in the prime lending rate. Interest and dividends on investment securities increased $2.9 million year over year as a result of the average yield on our securities portfolio increasing 91 basis points year over year. Other interest income increased $686 thousand year over year as a result of increases in both the average balance and the average yield on these assets. Overall, total average earning assets increased by $749.6 million, or 74%, and the average yield on all interest earning assets during 2018 increased by 32 basis points compared to 2017.

Interest Expense

Interest expense increased $8.6 million, to $13.8 million, for the year ending December 31, 2018, from $5.2 million in 2017. Interest expense on deposits increased by $4.5 million in 2018 as compared to 2017, with $3.3 million of the increase resulting from increases in the average volumes and $1.2 million from increased rates paid on interest-bearing deposits These increases were due largely to a $179.1 million increase in the average balances of, and the 26 basis point increase in the rate paid on, time deposits. We increased the interest rates on our time deposits in response to the prevailing competitive rates in the market. In addition, interest expense on borrowings increased $4.1 million in 2018 as compared to 2017, primarily as a result of increases in the average balance of borrowings increasing $150.0 million. Average rates paid on our short-term borrowing increased 60 basis points, while average rates paid on our long-term borrowings decreased 42 basis points. Because of the timing of the closing of our Notes offering in December of 2018, the interest expense on this did not have a major impact on the total level of interest expense for 2018.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $28.8 million, or 76.0%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in net interest income was primarily due to balance sheet growth related to the First Mariner merger, while successfully managing our interest expense even with the sizable growth in deposits and borrowings year over year.

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

Based on management’s evaluation of the above factors, we incurred a provision for credit losses of $6.1 million for 2018 compared to $1.8 million during 2017, an increase of $4.3 million. The provision level for 2018 was impacted by $2.5 million of additional reserves related to an increase in charge-offs and a specific reserve of $2.4 million related to a long term relationship recorded in the fourth quarter.

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

Noninterest Income

Noninterest income was $17.9 million for the year ended December 31, 2018, compared to $19.5 million for the year ended December 31, 2017. The decrease in noninterest income was primarily driven by reductions in our mortgage banking activities. Soon after the First Mariner merger, management announced the discontinuation of the national leads-based consumer direct unit of our mortgage division and a de-emphasis on mortgage operations to mitigate the inherent volatility of this business line, both of which resulted in a reduction of origination levels for 2018 and the corresponding decrease in mortgage based noninterest income. We account for both our loans held for sale as well as our interest rate locks using the fair value approach, and under this methodology, revenues are negatively impacted when the levels of either of these decline. Because of the overall reduction in the levels of originations and the fair value accounting for loans held for sale and interest rate locks our overall mortgage based revenue declined by $5.8 million for 2018 compared to 2017.

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $1.3 million period over period, primarily as a result of increased overdraft activities resulting from the deposit growth both acquired and organic during 2018.

Earnings on BOLI increased $854 thousand during 2018 compared to 2017 as a result of the Bank acquiring $44.8 million of additional BOLI in the First Mariner merger.

Other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services, increased $2.6 million in 2018 compared to 2017 due to increased transaction volumes primarily from the First Mariner merger.

Partially offsetting the above increases was a $332 thousand loss on the disposal of certain fixed assets that were part of the exit cost associated the First Mariner merger and reorganization strategies and a $364 thousand loss on the sales of securities during 2018.

Noninterest Expenses

Noninterest expenses increased $37.9 million, or 83.9%, to $83.1 million for the year ended December 31, 2018 compared to $45.2 million for the year ended December 31, 2017. The First Mariner merger had the most significant impact on noninterest expenses. Merger related expenses of $15.5 million had the greatest impact on the noninterest expense throughout 2018 compared to $567 thousand in merger related expenses reflected in 2017. Excluding these merger related expenses, noninterest expenses would have increased $22.9 million, or 51.4%, year over year.

Compensation and benefits expenses remain the largest component of noninterest expenses. Compensation and benefits expenses grew by $10.1 million, or 42.9%, for 2018 as compared to 2017. The primary driver of the increase in compensation and benefits was the expanded size of our operational sales and branch staff to support the 2018 growth. Employee insurance costs increased $562 thousand, employee related tax expense increased $655 thousand, and other employee benefits increased $424 thousand.

Occupancy and equipment related costs increased $6.5 million in 2018 as compared to 2017. As part of the First Mariner merger, the Bank evaluated its retail branch network. This evaluation resulted in the closing of several acquired and/or existing locations that were deemed to be redundant. At the time of the First Mariner merger, the Company operated 14 branches and First Mariner had 13 branch locations. As of December 31, 2018 we operated 21 branches, with one scheduled to close in the first quarter of 2019. In 2018 we incurred $2.7 million in lease termination and location closing costs for which there were no comparable cost in 2017. We are continuing to evaluate our branch delivery system and plan to optimize the branch locations even more during 2019. General operating expenses (rental, janitorial, maintenance, taxes and depreciation) increased $3.1 million year over year, and equipment expenses (hardware, maintenance contracts and depreciation) increased $704 thousand year over year.

In the First Mariner merger, we recorded a $12.3 million core deposit intangible, which is amortized against noninterest expenses using an accelerated amortization schedule. Because of this, our core deposit intangible amortization expenses increased by $2.4 million for 2018 compared to 2017.

Data processing fees consist of core system processors and banking network costs. These costs increased $2.0 million or 98.1% from $2.0 million in 2017 to $4.0 million in 2018 resulting from the large growth in loan and deposit accounts in the First Mariner merger. 2018 data processing expenses were also inflated as we were running dual core processing systems from the closing of the First Mariner merger in March 2018 until the conversion and integration onto one consolidated platform in May of 2018.

Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $2.1 million, year over year. The costs of supporting our expanding infrastructure increased; software licensing cost by $687 thousand, telephone and date line cost by $243 thousand, armored carrier, security and postage expenses by $203 thousand and general supplies and operating costs by $222 thousand.

Income Tax Expense

Taking into consideration the above-stated changes in net interest income, the provision for credit losses, and our noninterest income and noninterest expense levels, pretax income decreased $15.1 million from income of $10.4 million in 2017 to a loss of $4.7 million in 2018.

Because of the pretax loss for 2018, we recorded an income tax benefit of $897 thousand for year ended December 31, 2018 versus an income tax expense $3.2 million for year ended December 31, 2017. The effective tax rate is influenced by sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which impacted the effective tax rate for 2018. As a result of these effects, our effective tax rate on the 2018 pretax loss was 19.0%, while the effective tax rate on our 2017 earnings was 30.4%.

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

Interest Expense

Interest expense increased $605 thousand, or 13.3%, to $5.2 million during the year ended December 31, 2017 from $4.6 million during the prior year. Interest expense on deposits increased by $527 thousand for 2017 compared to 2016, with $288 thousand of the increase resulting from increases in the average rates paid on interest-bearing deposits and $239 thousand of the increase resulting from the growth in the average balances of our interest-bearing deposits. These increase were driven primarily by the $4.5 million increase in the average balance of, and the 18 basis point increase in the rate paid on, our time deposits. We increased the interest rates on our time deposits in response to the prevailing competitive rates in the market. In addition, interest expense on borrowings increased $78 thousand in 2017 compared to 2016, primarily as a result of increases in the average balance of our short-term borrowings and in the average rate paid on our long-term borrowings, partially offset by a decrease in the average volume of our long-term borrowings. Average short-term borrowings increased by $25.1 million year over year while the average interest rate on these borrowings increased five basis points, and the average rate on long-term borrowings increased by 152 basis points as the average balance of our lower cost fixed rate long-term borrowings declined by $19.3 million, leaving only a small amount of higher cost long-term debt at the end of 2017.

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

Provision for Credit Losses

Based on management’s evaluation of the factors to utilized to determine the level of allowance for credit losses, we incurred a provision for credit losses of $1.8 million for 2017 compared to $2.0 million during 2016, a decrease of $206 thousand, or 10.1%. The provision level for 2016 was impacted by the migration of acquired loans into our allowance for credit losses measurement process, as well as some specific provisions on individual loans. Thus, even though we continued to experience organic loan growth, the mix of specific and general provisions for the two years resulted in a provision for 2017 that was less than the provision in the prior year.

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

Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $229 thousand period over period, primarily as a result of increased overdraft fees resulting from the deposit growth we continue to experience

Earnings on BOLI increased $137 thousand during 2017 compared to 2016 as a result of the Bank purchasing an additional $6.5 million in BOLI early in 2017.

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

Occupancy and equipment related costs decreased slightly, by $468 thousand, during 2017 compared to 2016. The Bank closed three locations, as digital banking use continues to increase and bank branch transaction levels at these locations had been decreasing. Further, in early 2016, we incurred approximately $500 thousand in costs to exit lease agreements related to the three closed locations, which increased occupancy costs for 2016 and for which there was no comparable expense in 2017. In late 2017 we opened a new Remington branch location in Baltimore City, Maryland.

Cost increases related to the expansion of our infrastructure, growth initiatives and enhanced delivery strategies year over year include: marketing and business development - $856 thousand driven by mortgage-related marketing and business development expenses increases; data processing - $315 thousand relating to normal service provider increases; and merger related expense - $567 thousand as the result of activities related to the First Mariner merger.

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

Other operating expenses decreased slightly, by $170 thousand, year over year. Supporting our expanding infrastructure increased licensing cost by $202 thousand. This increase was offset by decreases resulting from our eliminating redundancies and controlling costs during 2017, which resulted in year over year decreases of $26 thousand in materials and supplies, $94 thousand in phone and data lines and $22 thousand in bank security and armored carrier services. Additionally, as core deposit intangibles continue to amortize, expenses related to this amortization decreased $149 thousand year over year.

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

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Real estate loans:
Construction and land	$1,323	$637	$-	$-	$1,144
Residential - first lien	12,278	1,722	491	693	719
Residential - junior lien	1,137	396	37	63	57
Commercial	6,286	6,375	1,584	1,148	-
Commercial and leases	2,417	3,438	4,624	5,935	2,015
Consumer	174	-	167	150	92
Total non-accrual loans	23,615	12,568	6,903	7,989	4,027
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125	125	-	-
Residential - first lien	982	287	294	301	-
Commercial	-	-	2,073	2,073	226
Commercial and leases	-	208	183	7	-
Total accruing troubled debt restructured loans	1,107	620	2,675	2,381	226
Total non-performing loans	24,722	13,188	9,578	10,370	4,253
Other real estate owned:
Land	1,772	956	1,220	964	595
Residential - first lien	1,062	-	-	-	-
Commercial	1,558	593	1,130	1,405	1,877
Total other real estate owned	4,392	1,549	2,350	2,369	2,472
Total non-performing assets	$29,114	$14,737	$11,928	$12,739	$6,725
Ratios:
Non-performing loans to total gross loans	1.50%	1.41%	1.17%	1.37%	0.77%
Non-performing assets to total assets	1.28%	1.28%	1.16%	1.35%	0.97%
Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$351	$-	$1	$15	$278
Residential - first lien	570	328	298	941	158
Residential - junior lien	-	50	-	30	-
Commercial	-	3,094	2,703	681	150
Commercial and leases	-	-	-	147	571
Consumer	-	-	1	2	-
	$921	$3,472	$3,003	$1,816	$1,157

Included in total non-accrual loans at December 31, 2018 shown above are five troubled debt restructured loans (“TDRs”) totaling $3.6 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Also included in non-accrual loans are $11.4 million of purchased credit impaired loans acquired in the First Mariner merger. There was one new residential first restructured in 2018 of $96.4 thousand. Additionally, we had one restructured residential first loan of $702 thousand that had been performing in accordance with their modified terms and was returned to an accruing status in 2018. Further, there were three TDRs totaling $1.1 million performing subject to their modified terms at December 31, 2018, all restructured prior to 2018.

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

Interest income that would have been recorded during the years ended December 31, 2018, 2017 and 2016 if the non-accrual loans had been current and in accordance with their original terms was $461 thousand, $317 thousand and $198 thousand, respectively. No interest income was recorded on such loans during these periods.

Nonperforming assets amounted to $29.1 million, or 1.28% of total assets, at December 31, 2018 compared to $14.7 million, or 1.28% of total assets, at December 31, 2017 and $11.9 million, or 1.16% of total assets, at December 31, 2016. Total nonperforming assets increased $14.4 million during 2018 primarily as a result of nonperforming assets acquired.

The composition of our nonperforming loans is further described below:

Non-Accrual Loans:

•	Two commercial construction and one land loan totaling $1.3 million.
•	46 residential first lien loans totaling $12.3 million.
•	21 residential junior lien loans totaling $1.1 million.
•	Three commercial owner occupied loans totaling $1.3 million.
•	Eight commercial non-owner occupied loans totaling $5.0 million, two with a specific reserve of $2.2 million and five of which represent two relationships.
•	19 commercial loans totaling $2.4 million, four with a Small Business Administration (“SBA”) guarantee and two that include specific reserves totaling $200 thousand.
•	Two consumer loans totaling $174 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	Two residential real estate loans totaling of $982 thousand.

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

OREO at December 31, 2018 consisted of:

•	Several parcels of unimproved land.
•	Several lots of non-residential property.
•	Two commercial real estate properties.
•	Seven residential 1-4 family properties.

We had OREO of $4.4 million at December 31, 2018, $1.5 million at December 31, 2017 and $2.4 million at 2016. Included in noninterest expenses were $352 thousand, $581 thousand and $83 thousand valuation allowances recorded for 2018, 2017 and 2016, respectively, as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. Additionally, we sold one commercial building in Sussex County, Delaware and two parcels of land in Baltimore, Maryland recording a net loss of $64 thousand in 2018.

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

	December 31,
(in thousands)	2018	2017	2016
Classified loans:
Substandard	$24,610	$6,779	$3,734
Doubtful	-	6,310	6,903
Total classified loans	24,610	13,089	10,637
Special mention	3,955	1,592	524
Total criticized loans	$28,565	$14,681	$11,161

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

As of December 31, 2018 and 2017, nonperforming loans amounted to $24.7 million and $13.2 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $3.0 million and $6.4 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $21.7 million and $6.8 million, respectively, at December 31, 2018 and December 31, 2017.

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

The following table sets forth activity in our allowance for credit losses for the year ended:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$6,159	$6,428	$4,869	$3,602	$2,506
Charge-offs:
Real estate
Construction and land loans	(202)	(155)	(216)	-	-
Residential first lien loans	(142)	(133)	-	(23)	-
Residential junior lien loans	(195)	(31)	-	(12)	-
Commercial owner occupied loans	(28)	(235)	(191)	-	-
Commercial non-owner occupied loans	(797)	-	-	(82)	(160)
Commercial loans and leases	(1,092)	(1,605)	(234)	(825)	(2,054)
Consumer loans	(63)	(108)	(20)	(5)	(5)
	(2,519)	(2,267)	(661)	(947)	(2,219)
Recoveries:
Real estate
Construction and land loans	-	6	-	-	-
Residential first lien loans	8	-	-	3	1
Residential junior lien loans	10	1	-	1	-
Commercial owner occupied loans	-	6	40	-	-
Commercial non-owner occupied loans	32	6	5	318	4
Commercial loans and leases	88	113	101	52	55
Consumer loans	4	35	37	4	-
	142	167	183	378	60
Net charge-offs	(2,377)	(2,100)	(478)	(569)	(2,159)
Provision for credit losses	6,091	1,831	2,037	1,836	3,255
Balance at end of year	$9,873	$6,159	$6,428	$4,869	$3,602
Net charge-offs to average loans and leases	0.16%	0.24%	0.06%	0.09%	0.48%

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

	December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$741	7.5%	$735	7.9%	$511	8.9%	$265	9.1%	$174	11.6%
Residential first lien loans	1,170	23.2	668	20.8	454	23.7	300	24.1	272	16.0
Residential junior lien loans	292	5.4	177	4.6	89	4.3	47	3.6	55	3.5
Commercial owner occupied loans	735	14.2	617	18.2	327	16.3	309	17.3	160	20.4
Commercial non-owner occupied loans	4,057	25.9	1,410	27.8	1,120	26.4	728	23.8	562	22.4
Commercial loans and leases	2,644	20.5	2,529	20.2	3,800	19.8	3,094	21.5	2,366	25.2
Consumer loans	234	3.3	23	0.5	127	0.6	126	0.6	13	0.9
Total	$9,873	100.0%	$6,159	100.0%	$6,428	100.0%	$4,869	100.0%	$3,602	100.0%

(1)	Represents the percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2018 and December 31, 2017.

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

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018 and 2017, cash and cash equivalents totaled $101.5 million and $29.0 million, respectively. The increase at December 31, 2018 from the prior year-end was a result of the issuance of $25 million in Notes and the proceeds from two large loans that paid off late in December of 2018. We used cash and cash equivalents to provide additional funds needed to fund these assets.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2018 and 2017, we had $387.3 million and $219.6 million, respectively, in loan commitments outstanding, consisting of commitments issued to originate loans of $104.5 million and $81.1 million at December 31, 2018 and 2017, respectively, and $282.8 million and $138.5 million in unused lines of credit to borrowers at December 31, 2018 and 2017, respectively. In addition to commitments to originate loans and unused lines of credit, we had $16.7 million and $10.8 million in letters of credit at December 31, 2018 and 2017, respectively. CDs due within one year totaled $325.5 million, or 19.3% of total deposits, and $195.5 million, or $22.6% of total deposits, at December 31, 2018 and 2017, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the CDs held in our portfolio as of December 31, 2018. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our CDs with maturities of one year or less as of December 31, 2018.

Our primary investing activity is originating loans. During the years ended December 31, 2018 and December 31, 2017, cash used to fund net loan growth was $50.0 million and $120.3 million, respectively. During these periods, we purchased $193.8 million and $62.3 million of securities, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $115.5 million and $55.2 million, respectively, during the years ended December 31, 2018 and 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $232 million at December 31, 2018 compared to $131 million at December 31, 2017. At December 31, 2018, we had the ability to borrow up to a total of $345.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018 and 2017, the Bank exceeded all regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and the Notes to our Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2018 and December 31, 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Unfunded loan commitments	$104,466	$81,074
Unused lines of credit	282,822	138,526
Letters of credit	16,661	10,839

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in the statement of financial condition at December 31, 2018, December 31, 2017 or December 31, 2016 as a liability for credit loss related to these commitments.

We have contractual obligations to make future payments on debt and lease agreements. In the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. These purchase obligations are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time. Purchase obligations may include vendor contracts, communication services, processing services and software contracts. We also have contractual obligations under real property leases for certain facilities we utilize.

Payments due by period for our contractual obligations at December 31, 2018 are as follows:

	Within	One to	Three to	Over
(in thousands)	one year	three years	five years	five years	Total
Certificates of deposit	$325,483	$207,065	$5,713	$-	$538,261
Long-term borrowings	-	114,000	-	28,616	142,616
Estimated interest due on certificate of deposit and long-term borrowings	7,076	3,754	44	-	10,874
Contractual service obligations	3,997	2,732	-	-	6,729
Operating leases	2,129	3,385	2,758	3,074	11,346
	$338,685	$330,936	$8,515	$31,690	$709,826

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

These estimates are highly assumption-dependent, and may change regularly as the Company’s asset/liability structure and business evolves from one period to the next, results will vary as different interest rate scenarios are used and measured relative to a base net interest income scenario that may change.

For the rising and falling interest rate scenarios, the base market interest rate forecast are decreased 100 and 200 basis points and increased 100, 200, 300, and 400 basis points. At December 31, 2018, our net interest income exposure related to these hypothetical changes in market interest rates was within the majority of the current guidelines established in our governing policies.

The following table presents interest sensitivity position at the dates indicated.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	5.9%	21.2%	2.3%
+300	4.5%	15.9%	2.3%
+200	3.0%	11.1%	2.0%
+100	2.0%	7.1%	2.1%
0	-	-	-
-100	(3.6)%	(14.4)%	(5.6)%
-200	(10.7)%	(44.2)%	(18.2)%

A summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities as of December 31, 2018 is presented below.

	Interest Rate Sensitivity Period
	Less then	30-90	91-180	181-365	1-2	2-5	Over 5	Total
	30 Days	Days	Days	Days	Years	Years	Years	Rate Sensitive
(Dollars in thousands)
Earning assets
Other earning assets	$76,702	$-	$-	$-	$-	$-	$-	$76,702
Investment securities	11,226	42,328	6,561	10,969	46,638	81,203	45,973	244,898
Loans and leases	248,392	281,427	78,964	146,605	210,539	459,170	226,816	1,651,913
Loans held for sale	20,785	-	-	-	-	-	-	20,785
Total earning assets	357,105	323,755	85,525	157,574	257,177	540,373	272,789	1,994,298
Interest-bearing liabilities
Interest-bearing checking	$-	$-	$-	$-	$-	$-	$227,271	$227,271
Money market accounts	-	356,131	-	-	-	-	-	356,131
Savings	-	-	-	-	-	-	134,099	134,099
Certificates of deposit	54,743	69,937	110,117	90,966	128,409	84,317	(312)	538,177
Short-term borrowings	48,000	-	-	10,000	114,000	-	-	172,000
Long-term borrowings	20,000	40,000	-	-	-	-	-	60,000
Total interest-bearing liabilities	122,743	466,068	110,117	100,966	242,409	84,317	361,058	1,487,678
Interest rate sensitivity gap	$234,362	$(142,313)	$(24,592)	$56,608	$14,768	$456,056	$(88,269)	$506,620
Cumulative interest rate sensitivity gap	$234,362	$92,049	$67,457	$124,065	$138,833	$594,889	$506,620	11
Cumulative sensitivity gap as percent of total assets	20.38%	8.00%	5.87%	10.79%	12.07%	51.73%	44.06%	11

Part II

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Howard Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, change in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019 expressed an unqualified opinion thereon.

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

We have served as the Company’s auditor since 2016.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 15, 2019

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Howard Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Howard Bancorp, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Howard Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Howard Bancorp, Inc. and Subsidiary as of December 31, 2018 and 2017, and for each of the years in the three years ended December 31, 2018, and our report dated March 15, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 15, 2019

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Cash and due from banks	$100,976	$28,856
Federal funds sold	522	116
Total cash and cash equivalents	101,498	28,972
Securities available for sale, at fair value	223,858	74,256
Securities held to maturity, at amortized cost	9,250	9,250
Nonmarketable equity securities	11,786	6,492
Loans held for sale, at fair value	21,261	42,153
Loans and leases, net of unearned income	1,649,751	936,608
Allowance for credit losses	(9,873)	(6,159)
Net loans and leases	1,639,878	930,449
Bank premises and equipment, net	45,137	19,189
Goodwill	70,697	603
Core deposit intangible	11,482	1,743
Bank owned life insurance	74,153	28,631
Other real estate owned	4,392	1,549
Deferred tax assets, net	35,285	813
Interest receivable and other assets	17,837	5,850
Total assets	$2,266,514	$1,149,950
LIABILITIES
Noninterest-bearing deposits	$429,200	$218,139
Interest-bearing deposits	1,256,606	645,769
Total deposits	1,685,806	863,908
Short-term borrowings	134,576	130,385
Long-term borrowings	142,077	18,535
Accrued expenses and other liabilities	9,372	4,869
Total liabilities	1,971,831	1,017,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,039,347 shares at December 31, 2018 and 9,820,592 at December 31, 2017	190	98
Capital surplus	275,843	110,387
Retained earnings	18,277	22,105
Accumulated other comprehensive (loss) income	373	(337)
Total stockholders’ equity	294,683	132,253
Total liabilities and stockholders’ equity	$2,266,514	$1,149,950

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	December 31,
(in thousands, except share data)	2018	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$75,009	$41,213	$37,865
Interest and dividends on securities	4,297	1,416	691
Other interest income	1,083	397	185
Total interest income	80,389	43,026	38,741
INTEREST EXPENSE
Deposits	8,540	3,997	3,470
Short-term borrowings	2,327	876	595
Long-term borrowings	2,904	294	497
Total interest expense	13,771	5,167	4,562
NET INTEREST INCOME	66,618	37,859	34,179
Provision for credit losses	6,091	1,831	2,037
Net interest income after provision for credit losses	60,527	36,028	32,142
NONINTEREST INCOME
Service charges on deposit accounts	2,216	923	694
Realized and unrealized gains on mortgage banking activity	5,245	11,035	8,098
(Loss) gain on the sale of securities	(364)	-	96
Gain on the sale of portfolio loans	-	86	532
Loss on the disposal of bank premises & equipment	(345)	(13)	(70)
Income from bank owned life insurance	1,614	760	623
Loan fee income	5,624	5,722	3,903
Other operating income	3,870	1,011	920
Total noninterest income	17,860	19,524	14,796
NONINTEREST EXPENSE
Compensation and benefits	33,674	23,573	19,034
Occupancy and equipment	10,650	4,154	4,622
Amortization of core deposit intangible	2,856	505	655
Marketing and business development	3,338	4,231	3,375
Professional fees	2,471	1,968	2,111
Data processing fees	4,037	2,038	1,723
Merger and restructuring expense	15,549	567	-
FDIC assessment	1,268	650	780
Other real estate owned	500	655	97
Loan production expense	3,523	3,743	3,016
Other operating expense	5,246	3,116	3,286
Total noninterest expense	83,112	45,200	38,699
(LOSS) INCOME BEFORE INCOME TAXES	(4,725)	10,352	8,239
Income tax (benefit) expense	(897)	3,152	2,936
NET (LOSS) INCOME	$(3,828)	$7,200	$5,303
Preferred stock dividends	-	-	166
Net income available to common stockholders	$(3,828)	$7,200	$5,137
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.22)	$0.75	$0.74
Diluted	$(0.22)	$0.75	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2018	2017	2016
Net (Loss) Income	$(3,828)	$7,200	$5,303
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for loss (gain)	364	-	(96)
Related income tax	(100)	-	38
Unrealized holding (losses) gains	602	(217)	(90)
Related income tax benefit (expense)	(156)	30	30
Comprehensive (loss) income	$(3,118)	$7,013	$5,185

Consolidated Statements of Changes in Stockholders’ Equity

						Accumulated
						other
	Preferred	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	stock	shares	stock	surplus	earnings	(loss) income	Total
Balances at January 1, 2016	$12,562	6,962,139	$70	$70,587	$9,712	$(32)	$92,899
Net income	-	-	-	-	5,303	-	5,303
Net unrealized loss on securities	-	-	-	-	-	(118)	(118)
Dividends paid on preferred stock	-	-	-	-	(166)	-	(166)
Redemption of preferred stock	(12,562)	-	-	-	-	-	(12,562)
Director stock awards	-	7,241	-	160	-	-	160
Exercise of options	-	3,020	-	35	-	-	35
Stock-based compensation	-	18,672	-	239	-	-	239
Balances at December 31, 2016	-	6,991,072	70	71,021	14,849	(150)	85,790
Net income	-	-	-	-	7,200	-	7,200
Net unrealized loss on securities	-	-	-	-	-	(187)	(187)
Reclassification of tax effects resulting from the Tax Cuts and Jobs Act					56		56
Common stock offering	-	2,760,000	28	38,355	-	-	38,383
Director stock awards	-	11,404	-	205	-	-	205
Exercise of options	-	27,113	-	316	-	-	316
Stock-based compensation	-	31,003	-	490	-	-	490
Balances at December 31, 2017	-	9,820,592	98	110,387	22,105	(337)	132,253
Net loss	-	-	-	-	(3,828)	-	(3,828)
Net unrealized gain on securities	-	-	-	-	-	710	710
Acquisition of First Mariner Bank	-	9,143,222	92	164,486	-	-	164,578
Director stock awards	-	11,868	-	217	-	-	217
Exercise of options	-	9,123	-	97	-	-	97
Stock-based compensation	-	54,542	-	656	-	-	656
Balances at December 31, 2018	$-	19,039,347	$190	$275,843	$18,277	$373	$294,683

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,828)	$7,200	$5,303
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	6,091	1,831	2,037
Deferred income tax (benefit)	(3,468)	(1,132)	(1,229)
Provision for other real estate owned	352	581	83
Depreciation and amortization	2,188	1,287	1,241
Stock-based compensation	873	695	399
Net (accretion) amortization of investment securities	(1)	81	(3)
Net accretion of discount on purchased loans	(2,313)	(575)	(714)
Loss (gain) on sales of securities	364	-	(96)
Loss on the sale of property	345	13	70
Net amortization of intangible asset	2,856	505	655
Loans originated for sale	(586,385)	(673,448)	(599,299)
Proceeds from sale of loans originated for sale	640,710	693,384	606,020
Realized and unrealized gains on mortgage banking activity	(5,245)	(11,035)	(8,098)
(Gain) loss on sales of other real estate owned, net	(64)	(12)	14
Gain on sale of portfolio loans, net	-	(86)	(532)
Cash surrender value of BOLI	(1,614)	(760)	(623)
Increase in interest receivable	(452)	(672)	(649)
Increase in interest payable	373	124	5
Decrease (increase) in other assets	5,493	(1,372)	(817)
(Decrease) increase in other liabilities	(1,464)	293	(1,460)
Net cash provided by operating activities	54,811	16,902	2,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of interest bearing deposits with banks	-	-	(19,513)
Proceeds from maturities of interest bearing deposits with banks	-	19,513	-
Purchases of investment securities available-for-sale	(193,805)	(59,347)	(84,969)
Purchases of investment securities held-to-maturity	-	(3,000)	(3,250)
Proceeds from sale/maturities of investment securities available-for-sale	169,291	23,520	95,731
Net increase in loans and leases outstanding	(49,995)	(120,321)	(68,273)
Purchase of bank owned life insurance	-	(6,500)	(2,200)
Proceeds from the sale of other real estate owned	1,088	232	178
Proceeds from the sale of portfolio loans	-	3,798	4,263
Purchase of premises and equipment	(1,943)	(409)	(627)
Proceeds from the sale of premises and equipment	5,161	-	-
Cash acquired in acquisition	38,889	-	-
Net cash used in investing activities	(31,314)	(142,514)	(78,660)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	115,463	55,174	61,327
Net (decrease) increase in short-term borrowings	(180,829)	23,329	37,935
Proceeds from issuance of long-term debt	123,543	15,016	2,810
Repayment of long-term debt	-	(17,000)	(12,000)
Net proceeds from issuance of common stock, net of cost	97	38,699	35
Cash consideration paid in acquisition	(9,245)	-	-
Redemption of preferred stock	-	-	(12,562)
Cash dividends on preferred stock	-	-	(166)
Net cash provided by financing activities	49,029	115,218	77,379

Net increase (decrease) in cash and cash equivalents	72,526	(10,394)	1,026
Cash and cash equivalents at beginning of period	28,972	39,366	38,340
Cash and cash equivalents at end of period	$101,498	$28,972	$39,366
SUPPLEMENTAL INFORMATION
Cash payments for interest	$13,123	$5,044	$4,557
Cash payments for income taxes	-	3,440	3,145
Transferred from loans to other real estate owned	917	-	256
Assets acquired in business combination (net of cash received)	971,431	-	-
Liabilities assumed in business combination	897,569	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp” or the “Company”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the stockholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the stockholders of the Bank became the stockholders of Bancorp. The Bank has nine subsidiaries, six of which are intended to hold foreclosed real estate (three of which currently hold properties) and two of the others own and manages real estate that is used as office and branch locations. The accompanying consolidated financial statements of Bancorp and its wholly-owned subsidiary bank (collectively the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

On May 6, 2016, Bancorp redeemed all of the 12,562 shares of the Series AA Preferred Stock that it had previously issued to the U.S. Department of the Treasury (the “Treasury”) under its Small Business Lending Fund (“SBLF”) program. The aggregate redemption price of the Series AA Preferred Stock was approximately $12.7 million, including dividends accrued but unpaid through the redemption date. The redemption of the Series AA Preferred Stock was funded with variable rate debt with Raymond James Bank, N.A. This debt matured one year from commencement, with interest only payments based upon 30 day London Inter-Bank Offered Rate (“LIBOR”) plus 300 basis points.

On February 1, 2017, Bancorp closed an underwritten public offering, pursuant to which Bancorp issued and sold 2,760,000 shares, which included the exercise in full by the underwriters to purchase an additional 360,000 shares, at the public offering price of $15.00 per share. The amount of gross proceeds raised in this offering was approximately $41.4 million, after underwriting discounts and estimated, and the amount of net proceeds raised in this offering was $38.4 million.

On March 1, 2018, Bancorp completed its previously announced merger (the “First Mariner merger”) with First Mariner Bank, a Maryland chartered trust company (“First Mariner”), pursuant to the Agreement and Plan of Reorganization dated as August 14, 2017, and as amended by Amendment No. 1 on November 8, 217, by and among Bancorp, the Bank and First Mariner (as amended, the “First Mariner Merger Agreement”). At the effective time of the First Mariner merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the First Mariner merger and a wholly owned subsidiary of the Company. At the effective time of the Merger, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million based on Bancorp’s closing stock price of $18.00 on February 28, 2018.

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in a private offering in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D thereunder. The Company intends to use the net proceeds from this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, goodwill, deferred tax assets, other-than-temporary impairment of investment securities and the fair value of loans held for sale.

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

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements such as Federal Home Loan Bank (“FHLB”) stock. These securities are accounted for at cost. As of December 31, 2018 and 2017 none of the non-marketable equity securities were considered impaired. Due to redemptive provisions of the FHLB, cost approximates fair value.

Marketable Equity Securities

Marketable equity securities are carried at estimated fair value based on quoted prices. Effective January 1, 2018, changes in fair value of marketable equity securities are recognized in net income. At December 31, 2018, marketable equity securities amounted to $3.7 million and are included in interest receivable and other assets caption of the consolidated balance sheet. At December 31, 2017, marketable equity securities totaled $2.5 million and were included with available-for-sale securities with unrealized losses excluded from net income and reported in accumulated other comprehensive income (loss).

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

The Company’s derivative activities are monitored by its Asset-Liability Management Committee as part of that committee's oversight of the Company’s asset/liability and treasury functions. The Company’s Asset-Liability Management Committee is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses also incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience, the other factors that are measured and monitored in the overall determination of the allowance include:

•	changes in lending policies, procedures, practices or personnel;
•	changes in the level and composition of construction portfolio and related risks;
•	changes and migration of classified assets;
•	changes in exposure to subordinate collateral lien positions;
•	levels and composition of existing guarantees on loans by the Small Business Administration or other agencies;
•	changes in national, state and local economic trends and business conditions;
•	changes and trends in levels of loan payment delinquencies; and
•	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for impairment. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. Long-lived assets are those that provide the company with a future economic benefit beyond the current year or operating period. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is greater than the fair value of the asset. Assets to be disposed of are reported at the lower of the cost or the fair value, less costs to sell. An impairment analysis is performed annually.

Management has determined that Bancorp has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill, core deposit intangible or other long-lived assets for 2018.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to 10 years for furniture, fixtures and equipment and three to five years for computer software and hardware. Bank owned premises are depreciated over a range of 20 to 30 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are included in noninterest expense.

Income Taxes

The Company uses the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses. The Company remains subject to examination by federal and state taxing authorities for income tax returns for the years ending after December 31, 2015.

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

Reclassifications

Certain reclassifications to 2017 and 2016 financial presentation were made to conform to the 2018 presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

New Accounting Pronouncements

The FASB has issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. Alternative Reference Rates Committee “ARRC” has proposed that the SOFR is the rate that represents best practice as the alternative to derivatives currently indexed to LIBOR. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The Company has non-designated hedge contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks as they relate to derivatives.

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

The FASB has issued ASU 2018-11, Lease – Targeted Improvements. The ASU provide entities with relief from the cost of implementing certain aspects of the new leasing standard, ASU 2016-02. Specifically, under the amendments in ASU 2018-11: (1) Entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate leases and non-leases components when certain conditions are met. The amendments have the same effective date as ASU 2016-02, January 1, 2019. The Company has elected both options. ASU 2018-11 will not have a material impact on the Company’s Consolidated Financial Statements.

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

The FASB has issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This will not have a significant impact on the Company’s financial position or result of operations.

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment charges should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will evaluate the guidance in this update but does not expect it to have a significant impact on the Company’s financial position or result of operations.

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

The FASB has issued ASU 2016-02, Leases (Topic 842). The new guidance will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company leases certain properties under operating leases that will result in recognition on the Company’s Consolidated Balance Sheet. Upon adoption of ASU 2016-02, on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $15.8 million.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As allowed by this ASU the Company is permitted to adopt using the full retrospective transition method for all periods presented, or modified retrospective method where the guidance would only be applied to existing contracts in effect at the adoption date and new contracts going forward. The Company’s revenue stream within the scope of ASU No. 2014-09 is primarily from service charges on deposit accounts. The Company used a modified retrospective approach to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. The impact of guidance in this update, including method of implementation, did not have a material impact on the Company’s Consolidated Financial Statements. See Notes to Consolidated Financial Statements “Revenue Recognition” for additional information.

Note 2: Business Combinations

First Mariner Merger

On March 1, 2018, the Company completed its previously announced Merger with First Mariner pursuant to the First Mariner Merger Agreement. At the effective time of the First Mariner merger, First Mariner merged with and into Howard Bank, with Howard Bank continuing as the surviving bank of the First Mariner merger. At the effective time of the First Mariner merger, pursuant to the terms of the First Mariner Merger Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of Bancorp common stock, which was valued at approximately $164.6 million based on the closing price of Bancorp’s common stock of $18.00 on February 28, 2018.

The Company has accounted for the First Mariner merger under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities were recorded at their estimated fair values as of their acquisition date.

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

The following table provides the purchase price as of the acquisition date, the current identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $70.1 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$9,245
Purchase price assigned to shares exchanged for stock	164,578
Total purchase price for First Mariner acquisition	$173,823

Assets acquired at fair value:
Cash and cash equivalents	$38,889
Interest bearing deposits with banks	3,920
Investment securities available for sale	130,302
Loans held for sale	28,189
Loans	664,338
Accrued interest receivable	3,023
Other assets	120,049
Core deposit intangible	12,588
Total fair value of assets acquired	$1,001,298
Liabilities assumed at fair value:
Deposits	706,435
Borrowings	185,020
Accrued expenses and other liabilities	6,114
Total fair value of liabilities assumed	$897,569

Net assets acquired at fair value:	$103,729
Transaction consideration paid to First Mariner	173,823
Amount of goodwill recorded from First Mariner Acquisition	$70,094

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

As of the First Mariner Merger date, all loans acquired were recorded at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the First Mariner Merger date, the loan portfolio was segregated into two loan pools, performing and non-performing loans to be retained in our portfolio.

The Company determined the net discounted value of cash flows on approximately 2,700 performing loans totaling $654.6 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types such as fixed or variable rate, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this valuation process was a net accretable discount adjustment of $9.1 million at the First Mariner Merger date.

The Company also individually evaluated 57 impaired loans totaling $29.5 million of contractually required payments, to determine the fair value as of the March 1, 2018 measurement date. In determining the fair value for each individually evaluated impaired loan, the Company considered a number of factors including the remaining life of the acquired loan, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows the Company expects to receive, among others.

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

In connection with the First Mariner merger, the Company incurred merger-related expenses relating to personnel, professional fees, occupancy and equipment and other costs of integrating and conforming acquired operations. Those expenses consisted largely of costs related to professional and consulting services, employment severance and early retirement charges, termination of contractual agreements and conversion of systems and/or integration of operations, initial communication expenses, printing and filing costs of completing the transaction and investment banking charges.

A summary of merger related costs included in the Consolidated Statements of Operations for the year ended December 31, 2018 is summarized as follows:

Compensation related	$9,871
Equipment disposition	1,918
Legal and consulting	2,005
Contract Terminations	677
Accounting & other	1,078
Total	$15,549

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the First Mariner Merger had been completed on January 1, 2018, January 1, 2017 and January 1, 2016. The pro forma information does not necessarily reflect the results of operations that would have occurred had the First Mariner Merger occurred at the beginning of 2018, 2017 or 2016. Supplemental pro forma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning in each year presented. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

	December 31,
	2018	2017	2016

Net interest income after provision	$66,873	$59,626	$58,570
Noninterest income	19,890	29,285	24,557
Noninterest expense	77,699	80,721	74,787
Net income	6,569	1,315	2,732
Net income per share	$0.35	$0.09	$0.18

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2018 and 2017, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.

Note 4: Investments Securities

The Company holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

	December 31,
(in thousands)	2018				2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$130,088	$428	$119	$130,397	$68,082	$-	$342	$67,740
Treasuries	-	-	-	-	1,505	-	11	1,494
Mortgage-backed	90,242	364	146	90,460	2,541	-	62	2,479
Other investments	3,011	-	10	3,001	2,579	-	36	2,543
	$223,341	$792	$275	$223,858	$74,707	$-	$451	$74,256

Held to maturity Corporate debentures	$9,250	$45	$42	$9,253	$9,250	$188	$17	$9,421

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2018 and December 31, 2017 are presented below:

December 31, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$3,049	$3	$13,887	$116	$16,936	$119
Mortgage-backed	26,197	54	2,107	92	28,304	146
Other investments	3,001	10	-	-	3,001	10
	$32,247	$67	$15,994	$208	$48,241	$275
Held to maturity
Corporate debentures	$2,458	$42	$-	$-	$2,458	$42

December 31, 2017
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$54,303	$216	$13,437	$126	$67,740	$342
Treasuries	-	-	1,494	11	1,494	11
Mortgage-backed	1,202	12	1,262	50	2,464	62
Other investments	2,500	36	-	-	2,500	36
	$58,005	$264	$16,193	$187	$74,198	$451
Held to maturity
Corporate debentures	$500	$17	$-	$-	$500	$17

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 31 securities with unrealized losses and 38 securities with unrealized losses at December 31, 2018 and 2017, respectively.

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

The amortized cost and estimated fair values of investments by contractual maturity are shown below:

	December 31,
(in thousands)	2018		2017
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$38,936	$38,892	$35,105	$34,995
After one through five years	88,175	88,513	34,489	34,248
After five through ten years	19,873	19,921	9,257	9,428
After ten years	85,607	85,785	2,526	2,464
	$232,591	$233,111	$81,377	$81,135

At December 31, 2018 and December 31, 2017, $42.3 million and $28.8 million fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for Government agency securities, had outstanding balances that exceeded ten percent of stockholders’ equity at December 31, 2018.

Note 5: Nonmarketable Equity Securities

At December 31, 2018 and December 31, 2017, the Company’s investment in nonmarketable equity securities consisted of Federal Home Loan Bank stock, which is required for continued membership, of $11.8 million and $6.5 million, respectively. This investment is carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at December 31, 2018 and December 31, 2017 are presented in the following table:

	December 31, 2018				December 31, 2017
(in thousands)	Legacy	Acquired[1]	Total	% of Total	Total	% of Total
Real estate
Construction and land	$87,739	$35,932	$123,671	7.5%	$74,398	7.9%
Residential - first lien	209,777	173,267	383,044	23.2	194,896	20.8
Residential - junior lien	45,421	44,224	89,645	5.4	43,047	4.6
Total residential real estate	255,198	217,491	472,689	28.6	237,943	25.4
Commercial - owner occupied	187,166	46,936	234,102	14.2	170,408	18.2
Commercial - non-owner occupied	288,927	138,820	427,747	25.9	260,802	27.8
Total commercial real estate	476,093	185,756	661,849	40.1	431,210	46.0
Total real estate loans	819,030	439,179	1,258,209	76.2	743,551	79.3
Commercial loans and leases	228,422	108,454	336,876	20.5	188,729	20.2
Consumer	21,236	33,430	54,666	3.3	4,328	0.5
Total loans	$1,068,688	$581,063	$1,649,751	100.0%	$936,608	100.0%

(1)	Loans acquired in 2018, previously acquired loans are included in legacy balances

Net loan origination fees, which are included in the amounts above, totaled $307 thousand and $54 thousand at December 31, 2018 and 2017, respectively.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment.  These segments are:

•	Commercial business loans & leases – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small- and medium-sized businesses.
•	Construction and land loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.
•	Commercial owner occupied real estate loans – Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.
•	Commercial non-owner occupied real estate loans – Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•	Consumer loans – This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.
•	Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.
•	Residential junior lien mortgage loans – This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Balance at beginning of period	$-	$60
Impaired loans acquired	1,055	-
Accretion of fair value discounts	(178)	(60)
Balance at end of period	$877	$-

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At December 31, 2018	$15,463	$11,446
At December 31, 2017	1,292	851

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

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(142)	(195)	(28)	(797)	(1,092)	(63)	(2,519)
Recoveries	-	8	10	-	32	88	4	142
Provision for credit losses	208	636	300	146	3,412	1,119	270	6,091
Ending balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$2,195	$200	$-	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	$7,478
Loans:
Legacy Loans:
Ending balance	$87,739	$209,777	$45,421	$187,166	$288,927	$228,422	$21,236	$1,068,688
individually evaluated for impairment	$560	$5,184	$100	$45	$5,018	$2,455	$-	$13,362
collectively evaluated for impairment	$87,179	$204,593	$45,321	$187,121	$283,909	$225,967	$21,236	$1,055,326
Acquired Loans:
Ending balance	$35,932	$173,267	$44,224	$46,936	$138,820	$108,454	$33,430	$581,063
purchased credit impaired loans	$889	$8,075	$1,037	$1,223	$-	$-	$174	$11,398
collectively evaluated for impairment	$35,043	$165,192	$43,187	$45,713	$138,820	$108,454	$33,256	$569,665

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

The Company generally follows a policy of not extending maturities on non-performing loans under existing terms. The Company may extend the maturity of a performing or current loan that may have some inherent weakness associated with the loan. Maturity date extensions only occur under terms that clearly place the Company in a position to assure full collection of the loan under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan.  These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan maturities, but the Company does not extend loans based solely on guarantees.  As a general matter, the Company does not view extension of a loan to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan covenants which are not affecting the performance of the credit or other identified weakness may be extended.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Legacy Loans:
Not classified	$87,305	$205,573	$45,321	$187,121	$283,771	$225,698	$21,236	$1,056,025
Special mention	-	-	-	-	-	-	-	-
Substandard	434	4,204	100	45	5,156	2,724	-	12,663
Doubtful	-	-	-	-	-	-	-	-
Total	$87,739	$209,777	$45,421	$187,166	$288,927	$228,422	$21,236	$1,068,688
Acquired Loans:
Not classified	$34,965	$165,193	$43,186	$41,287	$138,820	$108,454	$33,256	$565,161
Special mention	78	-	-	3,877	-	-	-	3,955
Substandard	889	8,074	1,038	1,772	-	-	174	11,947
Doubtful	-	-	-	-	-	-	-	-
Total	$35,932	$173,267	$44,224	$46,936	$138,820	$108,454	$33,430	$581,063

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$73,761	$193,174	$42,651	$169,900	$253,255	$184,858	$4,328	$921,927
Special mention	-	-	-	-	1,592	-	-	1,592
Substandard	637	1,103	5	508	3,725	801	-	6,779
Doubtful	-	619	391	-	2,230	3,070	-	6,310
Total	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Legacy Loans:
Accruing loans current	$86,788	$196,769	$44,580	$187,121	$283,601	$225,649	$21,227	$1,045,735
Accruing loans past due:
30-59 days past due	-	5,993	397	-	308	49	9	6,756
60-89 days past due	166	2,241	344	-	-	307	-	3,058
Greater than 90 days past due	351	570	-	-	-	-	-	921
Total past due	517	8,804	741	-	308	356	9	10,735

Non-accrual loans	434	4,204	100	45	5,018	2,417	-	12,218

Total loans	$87,739	$209,777	$45,421	$187,166	$288,927	$228,422	$21,236	$1,068,688
Acquired Loans:
Accruing loans current	$35,043	$164,752	$42,304	$45,713	$138,696	$108,409	$33,256	$568,173
Accruing loans past due:
30-59 days past due	-	440	540	-	124	45	-	1,149
60-89 days past due	-	-	343	-	-	-	-	343
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	-	440	883	-	124	45	-	1,492

Non-accrual loans [1]	889	8,075	1,037	1,223	-	-	174	11,398

Total loans	$35,932	$173,267	$44,224	$46,936	$138,820	$108,454	$33,430	$581,063

(1)	First Mariner purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$73,386	$185,135	$42,491	$169,596	$251,608	$185,239	$4,328	$911,783
Accruing loans past due:
30-59 days past due	279	6,381	110	173	-	52	-	6,995
60-89 days past due	96	1,330	-	-	364	-	-	1,790
Greater than 90 days past due	-	328	50	131	2,963	-	-	3,472
Total past due	375	8,039	160	304	3,327	52	-	12,257

Non-accrual loans	637	1,722	396	508	5,867	3,438	-	12,568

Total loans	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $24.5 million or 1.5% of total loans outstanding at December 31, 2018, which represents an increase from $16.0 million or 1.7% at December 31, 2017.

The impaired loans for the years ended December 31, 2018 and 2017 are as follows:

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Legacy Loans:
Recorded investment	$560	$5,184	$100	$45	$5,018	$2,455	$-	$13,362
With an allowance recorded	-	-	-	-	2,816	200	-	3,016
With no related allowance recorded	560	5,184	100	45	2,202	2,255	-	10,346
Related allowance	-	-	-	-	2,195	200	-	2,395
Unpaid principal	761	5,224	99	45	5,040	3,670	-	14,839
Average balance of impaired loans	761	6,245	91	45	5,085	4,358	-	16,585
Interest income recognized	-	111	2	-	5	124	-	242
Acquired Loans:
Recorded investment [1]	$889	$8,075	$1,037	$1,223	$-	$-	$174	11,398
Unpaid principal	1,112	9,201	1,357	1,524	255	1,198	185	14,832
Average balance of impaired loans	1,112	9,201	1,357	1,524	255	1,198	185	14,832
Interest income recognized	-	363	49	16	-	1	5	434

(1)	First Mariner purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

	December 31, 2017
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
With an allowance recorded	637	-	391	-	2,230	2,883	-	6,141
With no related allowance recorded	124	2,009	5	508	3,637	841	-	7,124
Related allowance	202	-	29	-	11	668	-	910
Unpaid principal	762	2,034	403	509	5,884	5,293	-	14,885
Average balance of impaired loans	756	2,100	403	519	5,956	5,988	-	15,722
Interest income recognized	19	60	12	-	132	150	-	373

Included in the total impaired loans above were non-accrual loans of $23.6 million and $12.6 million at December 31, 2018 and 2017, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $1.2 million, $898 thousand and $673 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The troubled debt restructured loans (“TDRs”) at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	291	2	982	1,273
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	1	514	-	-	514
	5	$3,620	3	$1,107	$4,727

	December 31, 2017
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	886	1	287	1,173
Residential real estate - junior lien	1	398	-	-	398
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	2	599	1	208	807
	7	$4,698	3	$620	$5,318

A summary of TDR modifications outstanding and performance under modified terms is as follows:

	December 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	291	982	1,273
Commercial RE - non-owner occupied
Rate modification	2,195	2,815	-	2,815
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$2,195	$3,620	$1,107	$4,727

	December 31, 2017
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	886	287	1,173
Residential real estate - junior lien
Forbearance	30	398	-	398
Commercial RE - non-owner occupied
Rate modification	-	2,815	-	2,815
Commercial loans
Extension or other modification	-	85	208	293
Forbearance	32	514	-	514
Total troubled debt restructured loans	$62	$4,698	$620	$5,318

There was one new loan restructured during 2018, consisting of a residential first lien mortgage loan in the amount of $96 thousand. The Bank extended the terms of the loan that is currently non-performing.

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

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During 2018 there were no TDRs that subsequently defaulted within twelve months of their modification dates. Additionally, there was one restructured credit the status of which changed from non-performing to performing during the second quarter 2018.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the years ended December 31, 2018, 2017 and 2016 there were additional allowances recorded of $352 thousand, $581 thousand and $83 thousand, respectively, as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. For 2018 there were three residential first lien loan totaling $917 transferred from loans to OREO, and 2017 there were no new loans transferred from loans to OREO. In 2018, the Company sold two commercial properties with a carrying value of $611 thousand, recording a $50 thousand gain from the sale of these properties. Additionally the Company sold two commercial land parcels with a carrying values of $96 thousand, recording a $13 thousand gain on the sale. In connection with the First Mariner merger, the Bank’s OREO balances increased $3.0 million, representing 11 properties. At December 31, 2018, there were four residential first lien loans totaling $960 thousand, and one residential junior loan of $22 thousand in the process of foreclosure.

Note 8: Derivatives and Hedging Activities

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2018, the interest rate swaps had an aggregate notional amount of approximately $6.2 million and the fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For 2018, the Company recorded a net loss of $6 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2018.

			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,061	$100	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,061	$-	$106

Note 9: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

On March 1, 2018 the Company initially recorded an additional $71.4 million in goodwill relating to the First Mariner merger. Based upon updated information the goodwill was adjusted downward in 2018 by $1.3 million to reflect revised valuations as detailed in Note 2.

	December 31,
(in thousands)	2018	2017
Goodwill
Banking	$70,697	$603

Core deposit intangible is premiums paid for the acquisitions of core deposits, and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$4,653	$11,482	4.7

	December 31, 2017			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$3,540	$1,797	$1,743	5.6

Estimated future amortization expense for amortizing intangibles for the years ending December 31, is as follows:

(in thousands)
2019	$3,012
2020	2,674
2021	2,326
2022	1,915
2023	1,298
Thereafter	257
Total amortizing intangible assets	$11,482

Based upon an annual impairment analysis performed in 2018, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible.

Note 10: Bank Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2018	2017
Land	$10,239	$4,334
Building and leasehold improvements	35,571	16,384
Furniture and equipment	6,686	5,015
Software	419	345
	52,915	26,078
Less: accumulated depreciation and amortization	7,778	6,889
Net premises and equipment	$45,137	$19,189

Depreciation and amortization expense for premises and equipment were $2.1 million, $1.3 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company occupies banking and office space in 29 locations, 16 of which are under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 20 years and provide for one or more renewal options. Rent expense applicable to operating leases amounted to $3.7 million, $2.0 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rental income from owned properties and subleases totaled $554 thousand, $387 thousand and $290 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments under noncancellable operating leases within the years ending December 31, having an initial term in excess of one year are as follows:

(in thousands)
2019	$2,129
2020	1,772
2021	1,613
2022	1,462
2023	1,296
Thereafter	3,074
Total minimum lease payments	$11,346

Note 11: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively:

	December 31,
(dollars in thousands)	2018		2017
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$429,200	26%	$218,139	26%
Interest-bearing checking	227,322	13	71,642	8
Money market accounts	356,130	21	252,453	29
Savings	134,893	8	52,078	6
Certificates of deposit $250 and over	82,511	5	9,950	1
Certificates of deposit under $250	455,750	27	259,646	30
Total deposits	$1,685,806	100%	$863,908	100%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2019	$325,483
2020	128,452
2021	65,228
2022	13,385
2023	5,713
Total time deposits	$538,261

Interest expense on deposits for the twelve months ended December 31, 2018, December 31, 2017 and December 31, 2016 was as follows:

	December 31,
(in thousands)	2018	2017	2016
Interest-bearing checking	$554	$168	$132
Savings and money market	2,393	1,217	1,220
Certificates of deposit	5,593	2,612	2,118
Total	$8,540	$3,997	$3,470

Note 12: Short-Term Borrowings

Short-term borrowings consist of overnight unsecured master notes, overnight securities sold under agreement to repurchase and fixed term borrowings with a final remaining maturity of less than one year. Information relating to short-term borrowings at December 31, 2018 and December 31, 2017 is presented below:

	December 31,
	2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate

At period end	134,576	2.08%	$130,385	1.35%
Average for the year	146,050	1.59	88,513	0.99
Maximum month-end balance	322,403		130,385

The Company pledges U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2018 and 2017 there were $16.6 million and $14.4 million, respectively, in investment securities pledged under these agreements.

If the Company should need to supplement its liquidity, it could borrow, subject to collateral requirements, up to approximately $345.9 million on a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the “FHLB”). At December 31, 2018 and 2017 there were $118.0 million and $116.0 million, respectively, in advances outstanding under this arrangement. Total loans pledged as collateral towards short and long term borrowing was $518.0 million and $330.8 million at December 31, 2018 and 2017, respectively.

Note 13: Long-Term Borrowings

Long-term borrowings for the periods consisted of the following:

	December 31,
(in thousands)	2018	2017
Federal Home Loan Bank Advances
1.99% Due 2019 [1]	$-	$15,000
2.48% Due 2020 [2]	14,000	-
2.53% Due 2020 [2]	15,000	-
2.67% Due 2020 [2]	30,000	-
2.62% Due 2020 [2]	30,000	-
2.71% Due 2020 [2]	25,000	-
Subordinated debentures
2.48% Due 2035 [3]	5,000	5,000
6.00% Due 2028 [4]	25,000	-
Total principal of long-term borrowings	144,000	20,000

Purchase accounting adjustment on acquired debt [3]	(1,384)	(1,465)
Cost of issuance of subordinated debt [4]	(539)	-
Total long-term borrowings	$142,077	$18,535

(1)	Fixed rate advances
(2)	Fixed rate hybrid advances
(3)	Subordinated debt acquired in 2015. Carrying value after purchase accounting adjustments of $3.6 million at December 31, 2018. Interest adjusts quarterly at the rate of three month LIBOR plus 1.48%
(4)	Issued subordinated debt. Carrying value net of issuance costs of $24.5 million at December 31, 2018. Initial rate of 6.00% per annum. Subsequent rate adjusts quarterly at the rate of three month LIBOR plus 3.02%

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company intends to use the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement our its regulatory capital ratios.

The Notes have been structured to qualify initially as Tier 2 capital for regulatory capital purposes. The Note will initially bear interest at a rate of 6.00% per annum from an including December 6, 2018, to but excluding December 6, 2023, with interest during this period payable semi-annually in arrears. From an including December 6, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, plus 302 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after December 6, 2023.

As a part of the acquisition of Patapsco Bancorp, Inc. (“Patapsco Bancorp”) in 2015, Bancorp assumed debt originally issued by Patapsco Bancorp. In 2005 Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of Patapsco Bancorp and now of Bancorp (the “Trust”), issued $5 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three month LIBOR plus 1.48%. The Trust purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp. The debentures are the sole asset of the Trust. Patapsco Bancorp also fully and unconditionally guaranteed the obligations of the Trust under the capital securities, which guarantee became an obligation of Bancorp upon its acquisition of Patapsco Bancorp. The capital securities are redeemable by Bancorp at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Note 14: Income Taxes

Federal and state income tax expense (benefit) consists of the following for the years ended:

	December 31,
(in thousands)	2018	2017	2016

Current federal income tax	$-	$3,243	$4,171
Current state income tax	-	1,038	(6)
Deferred federal income tax	(627)	(968)	(1,153)
Deferred state income tax	(270)	(161)	(76)
Total income tax expense (benefit)	$(897)	$3,152	$2,936

A reconciliation of the statutory federal income tax (benefit) expense to the Company’s effective tax (benefit) rate for the years ended follows:

	December 31,
(in thousands)	2018	2017	2016
Statutory federal income tax (benefit) expense	$(992)	$3,520	$2,801
State income taxes, net of federal
income tax expense	(213)	579	511
Bank owned life insurance	(162)	(258)	(212)
Acquisition related costs	316	115	-
Revalue of deferred taxes	-	268	-
Correction of error	-	(675)	-
Other, net	154	(397)	(164)
Total income tax (benefit) expense	$(897)	$3,152	$2,936

The Company’s income tax benefit for 2018 was the result of the loss incurred for the year in contrast to the reported pre-tax book income and the associated income tax expense recognized for 2017. The benefit for 2018 was reduced by the impact of various merger-related non-deductible costs.

Income tax expense for 2017 was adversely impacted by the adjustment of the Company’s deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act. As a result of the new law, which is more fully discussed below, we recognized a net tax expense totaling $268 thousand. Income tax expense for 2017 was also impacted by a correction of an overstatement of taxes that resulted from incorrectly classifying certain acquired loan fair value adjustments on purchased credit impaired loans. As a result, for the year 2017, the Company recognized tax benefits totaling $675 thousand related to the 2015 through 2016 tax years.

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2018	2017
Deferred tax assets:
Net operating losses	$35,415	$700
Allowance for credit losses	2,717	1,695
Valuation on foreclosed real estate	617	851
Supplemental executive benefit plans	782	372
Stock-based compensation	29	74
Deferred loan fees and costs, net	576	15
Unrealized loss on securities	-	124
Net fair value of acquired assets	4,007	-
Depreciation and amortization	276	-
Other assets	605	283
Total deferred tax assets	45,024	4,114
Deferred tax liabilities:
Other net liabilities acquired	4,827	2,443
Bank owned life insurance	4,802	-
Unrealized gain on securities	110	-
Net fair value of acquired liabilities	-	629
Depreciation and amortization	-	229
Total deferred tax liabilities	9,739	3,301
Net deferred tax assets	$35,285	$813

Based on management’s belief that it is more likely than not that all net deferred tax assets will be realized, there was no valuation allowance at either December 31, 2018 or 2017.

The Company’s operating loss for the year ended December 31, 2018 generated a federal tax net operating loss of $8.5 million which may be carried forward indefinitely subject to a maximum annual limitation of 80% of taxable income.

As part of the Company’s recent acquisitions, the Company assumed federal tax net operating loss carryforwards. As of December 31, 2018 and 2017, the remaining balance of those net operating loss carryforwards totaled approximately $123.8 million and $2.5 million, respectively. The acquired loss carryforwards can be deducted annually from future taxable income through 2038, subject to various annual limitations.

Currently, tax years ending after December 31, 2014 are considered as open for examination by federal and state taxing authorities.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allows the use of any tax net operating loss carryforwards to offset regular tax liability for any subsequent taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums for banks with $10 billion or more in assets. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

As stated above, as a result of the enactment of the Tax Cuts and Job Act, we re-measured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which assets and liabilities are expected to reverse in the future. Nonetheless, for the year 2017 we recognized a tax expense related to the re-measurement of our deferred tax asset and liabilities totaling $268 thousand.

Note 15: Related Party Loans and Deposits

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests are presented below.

	December 31,
(in thousands)	2018	2017
Balance January 1	$19,297	$20,260
Additions	9,347	9,097
Change in status	(11,412)	(747)
Repayments	(10,014)	(9,313)
Balance December 31	$7,218	$19,297

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2018 and December 31, 2017 were $21.7 million and $18.5 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties and totaled $52.0 million at December 31, 2018 and $12.2 million at December 31, 2017.

Note 16: Financial Instruments with Off-Balance Sheet Risk and Contingencies

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2018	2017
Unfunded loan commitments	$104,466	$81,074
Unused lines of credit	282,822	138,526
Letters of credit	16,661	10,839

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

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 17: Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of December 31, 2018, 621,766 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2018, 2017 and 2016, Bancorp issued 11,868, 11,404 and 7,241 shares of common stock, respectively, to directors as compensation for their service.

The fair value of Bancorp’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted in 2018, 2017 or 2016. The valuation of Bancorp’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes Bancorp’s stock option activity and related information for the years ended:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at January 1,	30,991	$9.69	123,593	$12.36	137,463	$12.30
Granted	-	-	-	-	-	-
Exercised	(9,123)	10.63	(27,113)	11.67	(3,020)	11.64
Forfeited	(6,600)	10.52	(65,489)	13.92	(10,850)	11.77
Balance at period end	15,268	$8.76	30,991	$9.69	123,593	$12.36
Exercisable at period end	15,268	$8.76	30,991	$9.69	123,593	$12.36
Weighted average fair value of options granted during the year		$-		$-		$-

The cash received from the exercise of stock options during 2018, 2017 and 2016 was $97 thousand, $316 thousand and $35 thousand, respectively. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.30 on December 31, 2018 the options outstanding had an aggregate intrinsic value of $85 thousand. At December 31, 2017, based upon fair market value of $22.00, the outstanding options outstanding had an aggregate intrinsic value of $382 thousand. At December 31, 2016, based upon fair market value of $15.10, the outstanding options outstanding had an aggregate intrinsic value of $338 thousand. The outstanding stock options as of December 31, 2018 have contractual terms that permit exercise of the options through 2019.

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

Bancorp granted 20,732 RSUs during 2018, subject to a three-year vesting schedule. During 2017, 18,500 RSUs were granted, all of which are subject to a three-year vesting schedule. The 27,000 RSUs awarded in 2016 also are subject to a three-year vesting schedule; they only vest, however, if certain annual performance measures are satisfactorily achieved.

A summary of the activity for Bancorp’s RSUs for the periods indicated is presented in the following table:

	December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	52,155	$15.09	65,491	$13.23	74,828	$13.21
Granted	20,732	19.90	18,500	17.41	27,000	12.91
Vested	(54,542)	16.63	(31,836)	12.60	(17,838)	12.95
Forfeited	(8,614)	14.41	-	-	(18,499)	12.96
Balance at period end	9,731	$17.29	52,155	$15.09	65,491	$13.23

At December 31, 2018, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $114 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2019	$84
2020	30
$114

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

	For the year ended December 31,
(in thousands)	2018	2017	2016
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$656	$490	$239
Director compensation paid in stock	$217	$205	$160

Note 18: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $1.1 million, $766 thousand and $575 thousand, respectively, for the years ended December 31, 2018, 2017 and 2016. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2016. Under defined benefit SERP, Mary Ann Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this SERP totaled $279 thousand, $275 thousand and $243 thousand for 2018, 2017 and 2016, respectively. The accrued liability recorded for this SERP was $1.5 million and $1.2 million as of December 31, 2018 and December 31, 2017, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. The Plan was approved by the Company’s shareholders on December 27, 2017. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. The first offering period under this plan commenced on October 01, 2018, and the expense related to the Plan totaled $11 thousand for 2018.

Note 19: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2018	2017	2016
Net (loss) income	$(3,828)	$7,200	$5,303
Preferred stock dividends	-	-	(166)
Net income available to common stockholders (numerator)	$(3,828)	$7,200	$5,137
BASIC
Basic average common shares outstanding (denominator)	17,556,554	9,555,952	6,975,662
Basic (loss) income per common share	$(0.22)	$0.75	$0.74
DILUTED
Average common shares outstanding	17,556,554	9,555,952	6,975,662
Dilutive effect of common stock equivalents	-	40,852	23,320
Diluted average common shares outstanding (denominator)	17,556,554	9,596,804	6,998,982
Diluted (loss) income per common share	$(0.22)	$0.75	$0.73

Because the Company reported a loss for 2018 common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share	14,740	-	-
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	-	-	74,051

Note 20: Regulatory Matters

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2016, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. The rules apply to Howard Bank and Howard Bancorp. The final rule created a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposed a minimum leverage ratio of 4.0%, and changed the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also requires unrealized gains and losses on certain “available for sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elects to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

Additionally, the rules include a capital conservation buffer that phases in over a period of years that began in 2017 and will become fully effective in 2019. Failure to satisfy any of the capital requirements, including with the applicable “buffer” amount, will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that could be utilized for such actions if the capital requirements of the buffer are not fully satisfied.

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

There are three main categories of capital under the regulatory capital guidelines. Common equity tier 1 capital consists of paid-in common stock, retained earnings and certain common equity Tier 1 minority interests. Various items, including certain amounts of goodwill, intangible assets, deferred tax assets, must be deducted from common equity Tier 1 before capital ratios are calculated. Tier 1 capital (which, tougher with common equity tier 1 capital, makes up Tier 1 capital) generally consists of perpetual preferred stock and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses. At least half of total capital must consist of Tier 1 capital. Accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes that, as of December 31, 2018 and December 31, 2017, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital as of December 31, 2018 and December 31, 2017:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$212,099	11.80%	$143,810	8.00%	$179,762	10.00%
Howard Bancorp	$218,425	12.14%	$143,889	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$202,226	11.25%	$80,893	4.50%	$116,846	6.50%
Howard Bancorp	$179,935	10.00%	$80,938	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$107,857	6.00%	$143,810	8.00%
Howard Bancorp	$179,935	10.00%	$107,917	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$202,226	9.84%	$82,212	4.00%	$102,765	5.00%
Howard Bancorp	$179,935	8.77%	$82,046	4.00%	N/A
As of December 31, 2017:
Total capital (to risk-weighted assets)
Howard Bank	$125,019	12.39%	$80,720	8.00%	$100,900	10.00%
Howard Bancorp	$139,673	13.72%	$81,456	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$118,860	11.78%	$45,405	4.50%	$65,585	6.50%
Howard Bancorp	$129,979	12.77%	$45,819	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$118,860	11.78%	$60,540	6.00%	$80,720	8.00%
Howard Bancorp	$129,979	12.77%	$61,092	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$118,860	10.70%	$44,438	4.00%	$55,547	5.00%
Howard Bancorp	$129,979	11.70%	$44,439	4.00%	N/A

Note 21: Preferred Stock

On September 22, 2011, Bancorp entered into a Securities Purchase Agreement with the Secretary of the Treasury, pursuant to which Bancorp issued and sold to the Treasury 12,562 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series AA, having a liquidation preference of $1,000 per share, for aggregate proceeds of $12,562,000. The issuance was pursuant to the SBLF program, a $30 billion fund established under the Small Business Jobs Act of 2010, which encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Series AA Preferred Stock holders were entitled to receive non-cumulative dividends payable quarterly on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate was initially set at 5% per annum and thereafter was set based upon the percentage change in qualified lending between each dividend period and the baseline “Qualified Small Business Lending” level established at the time the agreement was entered into. Such dividend rate could vary from 1% per annum to 5% per annum for the second through tenth dividend periods and from 1% per annum to 7% per annum for the eleventh through the eighteenth dividend periods and through March 22, 2017 with respect to the nineteenth dividend period. If the Series AA Preferred Stock remained outstanding for more than four-and-one-half years, the dividend rate was fixed at 9%. As of March 22, 2016, the dividend rate was fixed at 9%. Such dividends were not cumulative, but Bancorp could only declare and pay dividends on its common stock (or any other equity securities junior to the Series AA Preferred Stock) if it had declared and paid dividends for the current dividend period on the Series AA Preferred Stock, and was subject to other restrictions on its ability to repurchase or redeem other securities. In addition, if Bancorp had not timely declared and paid dividends on the Series AA Preferred Stock for six dividend periods or more, whether or not consecutive, the Treasury (or any successor holder of Series AA Preferred Stock) could have designated a representative to attend all meetings of the Board of Directors in a nonvoting observer capacity and Bancorp would have been required to give such representative copies of all notices, minutes, consents and other materials that Bancorp provided to its directors in connection with such meetings.

On May 6, 2016, after receiving all required regulatory approvals, Bancorp redeemed the 12,562 shares of Series AA Preferred Stock for $12,562,000 in accordance with its terms. Bancorp used the proceeds of a $12,562,000 term loan with Raymond James Bank, N.A. to fund the redemption of the Series AA Preferred Stock. This debt was repaid on February 1, 2017.

Note 22: Fair Value

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

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2018 and December 31, 2017.

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$130,397	$-	$130,397	$-
Mortgage-backed securities	90,460	-	90,460	-
Other investments	3,001	-	3,001	-
Loans held for sale	21,261	-	21,261	-
Loans held for investment	1,303	-	1,303	-
Rate lock commitments	126	-	-	126
Interest rate swap assets	100	-	100	-
Liabilities
Interest rate swap liabilities	106	-	106	-

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Available for sale securities:
U.S. Government agencies	$67,740	$-	$67,740	$-
U.S. Government treasuries	1,494	-	1,494	-
Mortgage-backed securities	2,479	-	2,479	-
Other investments	2,543	-	2,464	79
Loans held for sale	42,153	-	42,153	-
Loans held for investment	1,509	-	1,509	-
Rate lock commitments	451	-	-	451

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	December 31,	December 31,
	2018	2017
Balance, beginning of period	$530	$528
Privately held equity investment	(72)	79
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	(332)	(77)
Balance, end of period	$126	$530

Assets under fair value option:

December 31, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$21,261	$20,785	$476
Loans held for investment	1,303	1,342	(39)

December 31, 2017	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$42,153	$40,990	$1,163
Loans held for investment	1,509	1,476	33

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were valuation losses of $352 thousand recognized for the year ended December 31, 2018 and $581 thousand recognized for the year ended December 31, 2017. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

Net (loss)/gain from the changes included in earnings in fair value of loans held for sale was $(181) thousand, $62 thousand, and $69 thousand at December 31, 2018, 2017 and 2016, respectively. Net (loss)/gain from the changes included in earnings in fair value of loans held for investment was $(71) thousand and $247 thousand at December 31, 2018 and 2017 respectively. There were no loans held for investment in 2016 accounted for at fair value.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2018 and December 31, 2017.

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,449	-	-	1,449
Residential - first lien	13,259	-	-	13,259
Residential - junior lien	1,137	-	-	1,137
Commercial - owner occupied	1,268	-	-	1,268
Commercial - non-owner occupied	2,823	-	-	2,823
Commercial loans and leases	2,255	-	-	2,255
Consumer	174	-	-	174

December 31, 2017		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,549	$-	$-	$1,549
Impaired loans:
Construction and land	559	-	-	559
Residential - first lien	2,009	-	-	2,009
Residential - junior lien	367	-	-	367
Commercial - owner occupied	508	-	-	508
Commercial - non-owner occupied	5,856	-	-	5,856
Commercial loans and leases	3,056	-	-	3,056
Consumer	-	-	-	-

At December 31, 2018 OREO consisted of an outstanding balance of $6.6 million, less valuation allowance of $2.2 million. At December 31, 2017, OREO consisted of an outstanding balance of $4.6 million, less valuation allowance of $3.1 million. Related allowance on impaired loans for the years ended December 31, 2018 and 2017 were $2.4 million and $910 thousand, respectively.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	December 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$223,858	$223,858	$-	$223,858	$-
Held to maturity securities	9,250	9,253	-	-	9,253
Nonmarketable equity securities	11,786	11,786	-	11,786	-
Loans held for sale	21,261	21,261	-	21,261	-
Loans held for investment	1,303	1,303	-	1,303	-
Rate lock commitments	126	126	-	-	126
Loans and leases [1]	1,638,575	1,613,506	-	-	1,613,506
Interest rate swap	100	100	-	100	-
Financial Liabilities
Deposits	1,685,806	1,681,295	-	1,681,295	-
Short-term borrowings	134,576	134,576	-	134,576	-
Long-term borrowings	142,077	142,296	-	142,296	-
Interest rate swap	106	106	-	106	-

	December 31, 2017
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$74,256	$74,256	$-	$74,177	$79
Held to maturity securities	9,250	9,421	-	-	9,421
Nonmarketable equity securities	6,492	6,492	-	6,492	-
Loans held for sale	42,153	42,153	-	42,153	-
Loans held for investment	1,509	1,509	-	1,509	-
Rate lock commitments	451	451	-	-	451
Loans and leases [1]	928,940	925,510	-	-	925,510
Financial Liabilities
Deposits	863,908	865,182	-	865,182	-
Short-term borrowings	130,385	130,385	-	130,385	-
Long-term borrowings	18,535	18,538	-	18,538	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

Note 23: Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the twelve months ended:

	December 31,
(in thousands)	2018	2017	2016
NONINTEREST INCOME
Service charges on deposit accounts	$595	$239	$165
Fees and other services charges	2,404	954	813
Other	70	57	58
Noninterest income in scope of Topic 606	3,069	1,250	1,036
Noninterest income out of scope of Topic 606	14,791	18,274	13,760
Total noninterest income	$17,860	$19,524	$14,796

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Bank did not have any significant contract balances.

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

Note 24: Parent Company Financial Information

The condensed financial statements for Bancorp (Parent Only) are presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$6,843	$15,699
Investment in subsidiaries	316,771	121,374
Other assets	293	-
Total assets	$323,907	$137,073
LIABILITIES
Short-term borrowings	$972	$817
Long-term borrowings	28,077	3,535
Other liabilities	175	468
Total liabilities	29,224	4,820
SHAREHOLDERS' EQUITY
Common stock-par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,039,347 shares at December 31, 2018 and 9,820,592 at December 31, 2017	190	98
Capital surplus	275,843	110,387
Retained earnings	18,277	22,105
Accumulated other comprehensive income (loss)	373	(337)
Total shareholders’ equity	294,683	132,253
Total liabilities and shareholders’equity	$323,907	$137,073

Statements of Operations

	December 31,
(in thousands)	2018	2017	2016
INTEREST INCOME
Interest on securities	$-	$-	$1
Other interest income	1	-	-
INTEREST EXPENSE
Short-term borrowings	6	49	300
Long-term borrowings	376	216	196
NET INTEREST EXPENSE	(381)	(265)	(495)
NONINTEREST INCOME
Gain on the sale of securities	-	-	96
NONINTEREST EXPENSE
Compensation and benefits	268	490	306
Other operating expense	42	73	192
Total noninterest expense	310	563	498
Loss before income tax and equity in undistributed income of subsidiary	(691)	(828)	(897)
Income tax benefit	(176)	(349)	(305)
Loss before equity in undistributed income of subsidiary	(515)	(479)	(592)
Equity in undistributed income (loss) of subsidiary	(3,313)	7,679	5,895
Net income (loss)	$(3,828)	$7,200	$5,303
Preferred stock dividends	-	-	166
Net income available to common shareholders	$(3,828)	$7,200	$5,137

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,828)	$7,200	$5,303
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes (benefits)	(117)	(115)	(60)
Share-based compensation	873	695	399
Gain on sales of securities		-	(96)
Equity in undistributed loss (income) of subsidiary	3,313	(7,679)	(5,895)
(Increase) decrease in other assets	(293)	40	101
Increase (decrease) in other liabilities	(176)	84	(2)
Net cash (used in) provided by operating activities	(228)	225	(250)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment securities available-for-sale	-	-	196
Cash paid for acquisition	(9,245)	-	-
Investment in subsidiary	(24,177)	(23,000)	-
Net cash (used in) provided by investing activities	(33,422)	(23,000)	196
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase increase in short-term borrowings	155	(12,542)	12,468
Proceeds from issuance of long-tern debt	24,542	82	82
Net proceeds from issuance of common stock, net of cost	97	38,699	35
Redemption of preferred stock	-	-	(12,562)
Cash dividends on preferred stock	-	-	(166)
Net cash provided by (used in) financing activities	24,794	26,239	(143)
Net increase (decrease) in cash and cash equivalents	(8,856)	3,464	(197)
Cash and cash equivalents at beginning of period	15,699	12,235	12,432
Cash and cash equivalents at end of period	$6,843	$15,699	$12,235

Note 25: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2018 and December 31, 2017:

	2018
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$22,428	$22,436	$21,165	$14,360
Interest expense	4,485	3,789	3,285	2,212
Net interest income	17,943	18,647	17,880	12,148
Provision for loan losses	2,850	696	1,425	1,120
Noninterest income	3,683	3,856	5,617	4,704
Noninterest expense	18,425	16,396	25,140	23,151
Net income before income taxes	351	5,411	(3,068)	(7,419)
Income (benefit) tax expenses	206	1,432	(791)	(1,744)
Net income available to common shareholders	$145	$3,979	$(2,277)	$(5,675)

Net income per common share, basic	$0.01	$0.21	$(0.12)	$(0.43)
Net income per common share, diluted	$0.01	$0.21	$(0.12)	$(0.43)

Average common shares outstanding	19,035,316	19,025,855	19,002,851	13,080,614
Diluted average common shares outstanding	19,041,880	19,035,192	19,002,851	13,080,614

	2017
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$11,338	$11,112	$10,708	$9,868
Interest expense	1,482	1,357	1,211	1,117
Net interest income	9,856	9,755	9,497	8,751
Provision for loan losses	800	491	340	200
Noninterest income	4,669	5,085	5,311	4,459
Noninterest expense	11,848	11,618	11,234	10,500
Net income before income taxes	1,877	2,731	3,234	2,510
Income tax expenses	(6)	1,018	1,196	944
Net incomeavailable to common shareholders	$1,883	$1,713	$2,038	$1,566

Net income per common share, basic	$0.19	$0.17	$0.21	$0.18
Net income per common share, diluted	$0.19	$0.17	$0.21	$0.18

Average common shares outstanding	9,815,228	9,808,542	9,779,772	8,806,404
Diluted average common shares outstanding	9,858,809	9,854,822	9,822,165	8,856,763

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective. Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018 that is included elsewhere in this report.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics (conduct) that applies to all of its employees and a separate code of ethics (conduct) that applies to its non-employee directors. These codes of conduct are available on the Company’s website at www.howardbank.com. There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company's Board of Directors.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Item 1. Election of Directors,” “Committees of the Board of Directors” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 22, 2019 (the “Proxy Statement”).

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

Exhibit No.	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
2.2	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on August 18, 2017
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed January 25, 2018
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
10.1*	Amended and Restated Employment Agreement between Howard Bank and Mary Ann Scully dated December 18, 2008	Exhibit 10.1 of the Company's Form S-1 filed November 28, 2011
10.3*	Amended and Restated Employment Agreement between Howard Bank and George C. Coffman dated December 18, 2008	Exhibit 10.3 of the Company's Form S-1 filed November 28, 2011
10.4*	Amended and Restated Employment Agreement between Howard Bank and Charles E. Schwabe dated December 18, 2008	Exhibit 10.4 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.6*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.7*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.8*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.20*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.21*	Form of Restricted Stock Unit Award Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.6 to the Company’s Form S-8 filed October 28, 2013
10.22*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.23*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.24*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.25*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.27*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
10.28*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 amended January 19, 2016	Exhibit 10.28 of the Company’s Form 10-K filed March 30, 2016
10.29*	Amended and Restated Employment Agreement between Howard Bank and Robert A. Altieri dated September 30, 2014	Exhibit 10.29 of the Company’s Form 10-K filed March 30, 2016
10.30*	Employment Agreement between Howard Bank and James D. Witty dated April 29, 2016	Exhibit 10.30 of the Company’s Form 10-K filed March 16, 2017
10.32*	Employment Agreement between Howard Bank and Steven M. Poynot dated as of March 12, 2017	Exhibit 10.2 of the Company’s Form 10-Q filed November 7, 2017
10.33*	First Amendment to Employment Agreement between Howard Bank and Steven M. Poynot dated as of May 24, 2017	Exhibit 10.3 of the Company’s Form 10-Q filed November 7, 2017
10.34*	First Amendment to Employment Agreement between Howard Bank and Robert A. Altieri dated as of May 24, 2017	Exhibit 10.4 of the Company’s Form 10-Q filed November 7, 2017
10.35*	First Amendment to Employment Agreement between Howard Bank and James D. Witty dated as of May 24, 2017	Exhibit 10.5 of the Company’s Form 10-Q filed November 7, 2017
10.36*	Letter Agreement, dated August 14, 2017, by and between Jack E. Steil and Howard Bank	Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2018
10.37*	Employment Agreement, dated August 14, 2017, by and between Robert Kunisch, Jr. and Howard Bank	Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2018
10.38*	Howard Bank Executive Incentive Plan	Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2018
10.39*	Separation Agreement and General Release, dated June 15, 2018, by and between Robert A. Altieri and Howard Bank	Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2018
10.41	Form of Subordinated Note Purchase Agreement, dated December 6, 2018, by and between Howard Bancorp, Inc. and certain institutional accredited investors	Exhibit 10.1 of the Company’s Form 8-K filed December 6, 2018

Exhibit No.	Description	Filed herewith:
10.40*	Separation Agreement and General Release between Howard Bank and James D. Witty dated as of November 13, 2018
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
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

Howard Bancorp, Inc.
Date: March 15, 2019	By:	/s/ Mary Ann Scully
Mary Ann Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	Chief Executive Officer,	March 15, 2019
Mary Ann Scully	Chairman
(Principal Executive Officer)

/s/ George C. Coffman	Chief Financial Officer	March 15, 2019
George C. Coffman	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 15, 2019
Richard G. Arnold

/s/ W. Gary Dorsch	Director	March 15, 2019
W. Gary Dorsch

/s/ James T. Dresher, Jr.	Director	March 15, 2019
James T, Dresher, Jr.

/s/ Howard P. Feinglass	Director	March 15, 2019
Howard P. Feinglass

/s/ Michael B. High	Director	March 15, 2019
Michael B. High

/s/ John J. Keenan	Director	March 15, 2019
John J. Keenan

/s/ Robert D. Kunisch, Jr.	Director	March 15, 2019
Robert D. Kunisch, Jr.

/s/ Paul I. Latta, Jr.	Director	March 15, 2019
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 15, 2019
Kenneth C. Lundeen

/s/ Thomas P. O’Neill	Director	March 15, 2019
Thomas P. O’Neill

/s/ Robert W. Smith, Jr.	Director	March 15, 2019
Robert W. Smith, Jr.

/s/ Donna Hill Staton	Director	March 15, 2019
Donna Hill Staton

/s/ Jack E. Steil	Director	March 15, 2019
Jack E. Steil

