Form 10-Q
period 2019-03-31
Howard Bancorp Inc
filed 2019-05-10
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	HBMD	Nasdaq Capital Market

The number of outstanding shares of common stock outstanding as of April 30, 2019.

Common Stock, $0.01 par value – 19,061,192 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships. Actual results could differ materially from those anticipated in such forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	our ability to fully realize the expected benefits and other impacts of our acquisition of First Mariner Bank;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel;
•	the impact of recent branch closures and the opening of new branches on expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	our ability to continue our expected focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	the impact of the Tax Cuts and Jobs Act of 2017;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	the impact of interest rate changes on our net interest income; and
•	the effects of other factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other documents filed by the Company with the SEC from time to time.

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

As used in this report, “Howard Bancorp,” “the Company,” “Bancorp,” “we,” “us,” and “ours” refer to Howard Bancorp, Inc. and its subsidiaries. References to the “Bank” refer to Howard Bank.

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Cash and due from banks	$97,054	$100,976
Federal funds sold	408	522
Total cash and cash equivalents	97,462	101,498
Securities available for sale, at fair value	191,860	223,858
Securities held to maturity, at amortized cost	9,250	9,250
Nonmarketable equity securities	11,050	11,786
Loans held for sale, at fair value	26,815	21,261
Loans and leases, net of unearned income	1,647,178	1,649,751
Allowance for credit losses	(8,754)	(9,873)
Net loans and leases	1,638,424	1,639,878
Bank premises and equipment, net	44,721	45,137
Goodwill	65,949	70,697
Core deposit intangible	10,698	11,482
Bank owned life insurance	74,601	74,153
Other real estate owned	4,392	4,392
Deferred tax assets, net	38,512	35,285
Interest receivable and other assets	36,825	17,837

Total assets	$2,250,559	$2,266,514

LIABILITIES
Noninterest-bearing deposits	$418,431	$429,200
Interest-bearing deposits	1,255,037	1,256,606
Total deposits	1,673,468	1,685,806
Short-term borrowings	122,269	134,576
Long-term borrowings	128,094	142,077
Accrued expenses and other liabilities	26,199	9,372
Total liabilities	1,950,030	1,971,831

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,059,485 shares at March 31, 2019 and 19,039,347 at December 31, 2018	191	190
Capital surplus	276,128	275,843
Retained earnings	22,533	18,277
Accumulated other comprehensive income	1,677	373
Total stockholders’ equity	300,529	294,683
Total liabilities and stockholders’ equity	$2,250,559	$2,266,514

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands, except share data)	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$20,566	$13,578
Interest and dividends on securities	1,856	568
Other interest income	362	214
Total interest income	22,784	14,360
INTEREST EXPENSE
Deposits	3,564	1,350
Short-term borrowings	581	690
Long-term borrowings	1,165	172
Total interest expense	5,310	2,212
NET INTEREST INCOME	17,474	12,148
Provision for credit losses	1,725	1,120
Net interest income after provision for credit losses	15,749	11,028
NONINTEREST INCOME
Service charges on deposit accounts	627	326
Realized and unrealized gains on mortgage banking activity	1,485	1,816
Loss on the sale of securities	-	(139)
Income from bank owned life insurance	447	285
Loan fee income	1,043	1,866
Other operating income	933	550
Total noninterest income	4,535	4,704
NONINTEREST EXPENSE
Compensation and benefits	8,034	7,569
Occupancy and equipment	1,571	1,550
Amortization of core deposit intangible	784	359
Marketing and business development	457	1,005
Professional fees	785	306
Data processing fees	1,378	601
Merger and restructuring expense	-	9,975
FDIC assessment	287	153
Other real estate owned	27	22
Loan production expense	520	943
Other operating expense	1,014	668
Total noninterest expense	14,857	23,151
INCOME (LOSS) BEFORE INCOME TAXES	5,427	(7,419)
Income tax expense (benefit)	1,171	(1,744)
NET INCOME (LOSS)	$4,256	$(5,675)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.22	$(0.43)
Diluted	$0.22	$(0.43)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2019	2018
Net Income (Loss)	$4,256	$(5,675)
Other comprehensive income (loss)
Investments available-for-sale:
Reclassification adjustment for loss	-	139
Related income tax	-	(38)
Unrealized holding gains (losses)	1,800	(305)
Related income tax (expense) benefit	(496)	140
Comprehensive income (loss)	$5,560	$(5,739)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity - Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	loss	Total

Balances at January 1, 2018	9,820,592	98	110,387	22,105	(337)	132,253
Net loss	-	-	-	(5,675)	-	(5,675)
Net unrealized loss on securities	-	-	-	-	(64)	(64)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	4,800	-	101	-	-	101
Exercise of options	1,680	-	18	-	-	18
Stock-based compensation	20,732	-	497	-	-	497
Balances at March 31, 2018	18,991,026	190	275,489	16,430	(401)	291,708

Balances at January 1, 2019	19,039,347	190	275,843	18,277	373	294,683
Net income	-	-	-	4,256	-	4,256
Net unrealized gain on securities	-	-	-	-	1,304	1,304
Director stock awards	4,802	-	62	-	-	62
Exercise of options	8,554	1	76	-	-	77
Employee stock purchase plan	6,782	-	97	-	-	97
Stock-based compensation	-	-	50	-	-	50
Balances at March 31, 2019	19,059,485	$191	$276,128	$22,533	$1,677	$300,529

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,256	$(5,675)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	1,725	1,120
Deferred income tax (benefit)	1,025	(966)
Depreciation and amortization	586	490
Stock-based compensation	209	598
Net (accretion) amortization of investment securities	(73)	21
Net accretion of discount on purchased loans	(464)	(147)
Loss on sales of securities	-	139
Net amortization of intangible asset	784	359
Loans originated for sale	(84,354)	(153,972)
Proceeds from sale of loans originated for sale	80,285	156,244
Realized and unrealized gains on mortgage banking activity	(1,485)	(1,816)
Cash surrender value of BOLI	(447)	(285)
(Increase) decrease in interest receivable	(303)	540
Increase in interest payable	266	39
Decrease (increase) in other assets	60	(115)
(Decrease) increase in other liabilities	(1,448)	29
Net cash provided by (used in) operating activities	622	(3,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(5,000)	-
Proceeds from sale/maturities of investment securities available-for-sale	38,872	110,577
Net increase (decrease) in loans and leases outstanding	193	(5,515)
Purchase of premises and equipment	(171)	(521)
Cash acquired in acquisition	-	38,889
Net cash provided by investing activities	33,894	143,430

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(12,338)	(20,383)
Net decrease in short-term borrowings	(12,307)	(115,978)
Net (decrease) increase in short-term borrowings	(13,984)	54,020
Net proceeds from issuance of common stock, net of cost	77	119
Cash consideration paid in acquisition	-	(9,245)
Net cash used in financing activities	(38,552)	(91,467)

Net (decrease) increase in cash and cash equivalents	(4,036)	48,566
Cash and cash equivalents at beginning of period	101,498	28,972
Cash and cash equivalents at end of period	$97,462	$77,538

SUPPLEMENTAL INFORMATION
Cash payments for interest	$5,044	$1,837
Cash payments for income taxes	-	-
Cash payments for operating leases	365	594
Assets acquired in business combination (net of cash received)	-	971,431
Liabilities assumed in business combination	-	897,569
Lease liabilities arising from obtaining right of use assets (see Note 8)	18,009	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (unaudited)

Note 1: Summary of Significant Accounting Policies

Nature of Operations

On December 15, 2005, Howard Bancorp, Inc. (“Bancorp”) acquired all of the stock and became the holding company of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the stockholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the stockholders of the Bank became the stockholders of Bancorp. The Bank has seven subsidiaries, six of which are intended to hold foreclosed real estate (three of which are inactive) and the other owns and manages real estate that is used as a branch location and has office and retail space. The accompanying consolidated financial statements of Bancorp and its wholly owned subsidiary, the Bank (collectively, the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Bancorp was incorporated in April of 2005 under the laws of the State of Maryland and is a bank holding company registered under the Bank Holding Company Act of 1956. Bancorp is a single bank holding company with one subsidiary, the Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”).

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

On March 1, 2018, Bancorp completed its previously announced merger (the “First Mariner merger”) with First Mariner Bank, a Maryland chartered trust company (“First Mariner”), pursuant to the Agreement and Plan of Reorganization dated as August 14, 2017, and as amended by Amendment No. 1 on November 8, 2017, by and among Bancorp, the Bank and First Mariner (as amended, the “First Mariner Merger Agreement”). At the effective time of the First Mariner merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the First Mariner merger and a wholly owned subsidiary of the Company. At the effective time of the First Mariner merger, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million based on Bancorp’s closing stock price of $18.00 on February 28, 2018.

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

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for impairment. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. Long-lived assets are those that provide the company with a future economic benefit beyond the current year or operating period. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is greater than the fair value of the asset. Assets to be disposed of are reported at the lower of the cost or the fair value, less costs to sell. An impairment analysis is performed annually.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. Alternative Reference Rates Committee has proposed that the SOFR is the rate that represents best practice as the alternative to derivatives currently indexed to London Inter-Bank Offered Rate (“LIBOR”). The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments should be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The Company has non-designated hedge contracts that are indexed to LIBOR and is monitoring this activity and evaluating the related risks as they relate to derivatives.

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. ASU 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

The FASB has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The guidance in this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has engaged a third party vendor and is currently gathering historical data and reviewing the methodologies and assumptions utilized to determine the impact of this update on the Company’s Consolidated Financial Statements.

Note 2: Business Combinations

First Mariner Acquisition

On March 1, 2018, Howard Bancorp completed its previously announced merger with First Mariner into the Bank, pursuant to the First Mariner Merger Agreement. At the effective time of the First Mariner merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the First Mariner merger. At the effective time of the First Mariner merger, pursuant to the terms of the First Mariner Merger Agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Howard Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million based on Howard Bancorp’s closing stock price of $18.00 on February 28, 2018.

The Company has accounted for the First Mariner merger under the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations,” whereby the acquired assets and assumed liabilities were recorded by Howard Bancorp at their estimated fair values as of their acquisition date.

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

The following table provides the purchase price as of the date of the First Mariner merger (the “acquisition date”), the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $65.3 million recorded from the acquisition:

(in thousands)

Purchase Price Consideration
Cash consideration	$9,245
Purchase price assigned to shares exchanged for stock	164,578
Total purchase price for First Mariner acquisition	$173,823

Assets acquired at fair value:
Cash and cash equivalents	$38,889
Interest bearing deposits with banks	3,920
Investment securities available for sale	130,302
Loans held for sale	28,189
Loans	664,338
Accrued interest receivable	3,023
Other assets	124,797
Core deposit intangible	12,588
Total fair value of assets acquired	$1,006,046
Liabilities assumed at fair value:
Deposits	706,435
Borrowings	185,020
Accrued expenses and other liabilities	6,114
Total fair value of liabilities assumed	$897,569

Net assets acquired at fair value:		$108,477
Transaction consideration paid to First Mariner		173,823
Amount of goodwill recorded from First Mariner Acquisition		$65,346

The goodwill resulting from the First Mariner merger at March 31, 2019 of $65.3 million is lower than the $70.1 million reflected at December 31, 2018 due to a change in the acquired value of the net deferred tax asset included in other assets above. At the acquisition date, wording of the TCJA appeared to indicate that appreciation in the case value of acquired BOLI would not be consider exempt from taxation.  However, industry groups and congress had urged the IRS to issue regulations to clarify how this section of the TCJA would be applied.  In the first quarter of 2019, the IRS issued new proposed guidance which clarified the new law and made it more likely than not that the appreciated value of the BOLI acquired by the Company would be tax exempt.

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

As of the acquisition date, all loans acquired were recorded at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, the loan portfolio was segregated into two loan pools, performing and non-performing loans to be retained in our portfolio.

The Company determined the net discounted value of cash flows on approximately 2,700 performing loans totaling $654.6 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types such as fixed or variable rate, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this valuation process was a net accretable discount adjustment of $9.1 million at the acquisition date.

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

The Company established a credit risk related non-accretable difference of $9.6 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $1.1 million at the acquisition date relating to these impaired loans.

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

There were no merger related costs incurred in the first quarter of 2019. The merger related costs included in the Consolidated Statements of Operations for the quarter ended March 31, 2018 are summarized as follows:

Compensation related	$5,758
Equipment disposition	1,918
Legal and consulting	1,807
Accounting & other	492
Total	$9,975

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the First Mariner Merger had been completed on January 1, 2018. The pro forma information does not necessarily reflect the results of operations that would have occurred had the First Mariner Merger occurred at the beginning of 2018. Supplemental pro forma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning of the period. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

Three months ended
March 31, 2018

Net interest income after provision	$15,868
Noninterest income	6,735
Noninterest expense	21,107
Net income	1,084
Net income per share	$0.06

Note 3: Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$98,649	$986	$65	$99,570	$130,088	$428	$119	$130,397
Mortgage-backed	87,883	1,468	51	89,300	90,242	364	146	90,460
Other investments	3,011	-	21	2,990	3,011	-	10	3,001
	$189,543	$2,454	$137	$191,860	$223,341	$792	$275	$223,858
Held to maturity
Corporate debentures	$9,250	$117	$43	$9,324	$9,250	$45	$42	$9,253

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018 are presented below:

March 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$-	$-	$10,433	$65	$10,433	$65
Mortgage-backed	-	-	2,133	51	2,133	51
Other investments	2,990	21	-	-	2,990	21
	$2,990	$21	$12,566	$116	$15,556	$137
Held to maturity
Corporate debentures	$2,706	$43	$-	$-	$2,706	$43

December 31, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$3,049	$3	$13,887	$116	$16,936	$119
Mortgage-backed	26,197	54	2,107	92	28,304	146
Other investments	3,001	10	-	-	3,001	10
	$32,247	$67	$15,994	$208	$48,241	$275
Held to maturity
Corporate debentures	$2,458	$42	$-	$-	$2,458	$42

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 15 securities with unrealized losses and 31 securities with unrealized losses at March 31, 2019 and December 31, 2018, respectively.

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

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

(in thousands)	March 31, 2019		December 31, 2018
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$7,498	$7,468	$38,936	$38,892
After one through five years	86,158	87,078	88,175	88,513
After five through ten years	21,867	22,077	19,873	19,921
After ten years	83,270	84,561	85,607	85,785
	$198,793	$201,184	$232,591	$233,111

At March 31, 2019 and December 31, 2018, $39.1 million and $42.3 million in fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at March 31, 2019.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Metropolitan Area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2019 and December 31, 2018 are presented in the following table:

	March 31, 2019		December 31, 2018
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$128,508	7.8%	$123,671	7.5%
Residential - first lien	402,164	24.4	383,044	23.2
Residential - junior lien	84,551	5.1	89,645	5.4
Total residential real estate	486,715	29.5	472,689	28.6
Commercial - owner occupied	221,283	13.4	234,102	14.2
Commercial - non-owner occupied	433,023	26.3	427,747	25.9
Total commercial real estate	654,306	39.7	661,849	40.1
Total real estate loans	1,269,529	77.0	1,258,209	76.2
Commercial loans and leases	325,493	19.8	336,876	20.5
Consumer	52,156	3.2	54,666	3.3
Total loans	$1,647,178	100.0%	$1,649,751	100.0%

Net loan origination fees, which are included in the amounts above, totaled $662 thousand and $307 thousand at March 31, 2019 and December 31, 2018, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans at the beginning and end of March 31, 2019 and 2018:

	March 31,
(in thousands)	2019	2018
Balance at beginning of period	$877	$-
Impaired loans acquired	-	1,055
Accretion of fair value discounts	(42)	(63)
Balance at end of period	$835	$992

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At March 31, 2019	$14,850	$10,883
At December 31, 2018	15,463	11,446

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three month periods ended March 31, 2019 and March 31, 2018:

	March 31, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(220)	(124)	(250)	-	(2,026)	(227)	(7)	(2,854)
Recoveries	-	-	5	-	2	2	1	10
Provision for credit losses	699	326	343	82	1,155	(876)	(4)	1,725
Ending balance	$1,220	$1,372	$390	$817	$3,188	$1,543	$224	$8,754

	March 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(99)	(89)	(1)	(534)	(269)	(4)	(1,198)
Recoveries	-	-	-	-	2	61	4	67
Provision for credit losses	30	167	98	82	592	151	-	1,120
Ending balance	$563	$736	$186	$698	$1,470	$2,472	$23	$6,148

The following table provides additional information on the allowance for credit losses at March 31, 2019 and December 31, 2018:

	March 31, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,220	$1,372	$390	$817	$3,188	$1,543	$224	$8,754
Loans:
Ending balance	$128,508	$402,164	$84,551	$221,283	$433,023	$325,493	$52,156	$1,647,178
individually evaluated for impairment	$1,241	$13,298	$1,099	$45	$2,621	$2,486	$172	$20,962
collectively evaluated for impairment	$127,267	$388,866	$83,452	$221,238	$430,402	$323,007	$51,984	$1,626,216

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$2,195	$200	$-	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	7,478
Loans:
Ending balance	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751
individually evaluated for impairment	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	24,760
collectively evaluated for impairment	$122,222	$369,785	$88,508	$232,834	$422,729	$334,421	$54,492	$1,624,991

First Mariner acquired loans were evaluated for impairment subsequent to the merger. No allowance was required on these loans due to the assigned credit marks on these loans.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,392	$389,844	$83,452	$220,692	$430,322	$323,033	$51,984	$1,626,719
Special mention	-	-	-	-	-	-	-	-
Substandard	1,116	12,320	1,099	591	2,701	2,460	172	20,459
Doubtful	-	-	-	-	-	-	-	-
Total	$128,508	$402,164	$84,551	$221,283	$433,023	$325,493	$52,156	$1,647,178

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$122,270	$370,766	$88,507	$228,408	$422,591	$334,152	$54,492	$1,621,186
Special mention	78	-	-	3,877	-	-	-	3,955
Substandard	1,323	12,278	1,138	1,817	5,156	2,724	174	24,610
Doubtful	-	-	-	-	-	-	-	-
Total	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$126,998	$381,720	$82,248	$221,238	$429,809	$322,907	$51,968	$1,616,888
Accruing loans past due:
30-59 days past due	-	7,767	754	-	593	126	6	9,246
60-89 days past due	394	357	450	-	-	-	10	1,211
Greater than 90 days past due	-	-	-	-	-	-	-	-
Total past due	394	8,124	1,204	-	593	126	16	10,457

Non-accrual loans [1]	1,116	12,320	1,099	45	2,621	2,460	172	19,833

Total loans	$128,508	$402,164	$84,551	$221,283	$433,023	$325,493	$52,156	$1,647,178

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$121,831	$361,521	$86,884	$232,834	$422,297	$334,058	$54,483	$1,613,908
Accruing loans past due:
30-59 days past due	-	6,433	937	-	432	94	9	7,905
60-89 days past due	166	2,241	687	-	-	307	-	3,401
Greater than 90 days past due	351	570	-	-	-	-	-	921
Total past due	517	9,244	1,624	-	432	401	9	12,227

Non-accrual loans [1]	1,323	12,278	1,137	1,268	5,018	2,417	174	23,615

Total loans	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $19.8 million or 1.2% of total loans outstanding at March 31, 2019, which represents a decrease from $24.5 million, or 1.5%, at December 31, 2018.

The impaired loans at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$1,241	$13,298	$1,099	$45	$2,621	$2,486	$172	$20,962
With an allowance recorded	-	-	-	-	-	-	-	-
With no related allowance recorded	1,241	13,298	1,099	45	2,621	2,486	172	20,962
Related allowance	-	-	-	-	-	-	-	-
Unpaid principal	1,859	14,728	1,420	300	4,376	4,919	184	27,786
Average balance of impaired loans	1,992	15,974	1,623	300	4,502	5,440	192	30,023
Interest income recognized	1	66	6	-	7	7	1	88

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	$24,760
With an allowance recorded	-	-	-	-	2,816	200	-	3,016
With no related allowance recorded	560	5,184	100	45	2,202	2,255	-	10,346
Related allowance	-	-	-	-	2,195	200	-	2,395
Unpaid principal	1,873	14,425	1,456	1,569	5,295	4,868	185	29,671
Average balance of impaired loans	1,873	15,446	1,448	1,569	5,340	5,556	185	31,417
Interest income recognized	-	474	51	16	5	125	5	676

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $19.8 million and $23.6 million at March 31, 2019 and December 31, 2018, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $388 thousand and $358 thousand for the three months ended March 31, 2019 and 2018, respectively.

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

The troubled debt restructured loans (“TDRs”) at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	287	2	978	1,265
Commercial - non-owner occupied	1	800	-	-	800
Commercial loans and leases	1	514	-	-	514
	4	$1,601	3	$1,103	$2,704

	December 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	291	2	982	1,273
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	1	514	-	-	514
	5	$3,620	3	$1,107	$4,727

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	March 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	287	978	1,265
Commercial RE - non-owner occupied
Rate modification	-	800	-	800
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$-	$1,601	$1,103	$2,704

	December 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	291	982	1,273
Commercial RE - non-owner occupied
Rate modification	2,195	2,815	-	2,815
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$2,195	$3,620	$1,107	$4,727

There were no new loans restructured during the three months ended March 31, 2019 and March 31, 2018.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended March 31, 2019 and 2018 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2019 and 2018 there were no additional valuation allowances recorded because the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount. For the three months ended March 31, 2019 and 2018 there were no new loans transferred from loans to OREO. The Company did not sell any properties held as OREO during the three months ended March 31, 2019 or 2018. At March 31, 2019 there were six loans secured by residential first liens totaling $4.4 million in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2019 and December 31, 2018, the interest rate swaps had an aggregate notional amount of approximately $6.0 million and $6.2 million, respectively, the fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the three months ended March 31, 2019, the Company recorded a net loss of $2 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018.

			March 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,010	$147	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,010	$-	$155

			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,061	$100	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,061	$-	$106

Note 7: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

At December 31, 2018 the Company had $70.74 million in goodwill compared to $65.9 million at March 31, 2019. Based upon updated information the goodwill was adjusted downward in the three months ended March 31, 2019 by $4.7 million to reflect revised valuations as detailed in Note 2.

The table below shows goodwill balances at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in thousands)	2019	2018
Goodwill
Banking	$65,949	$70,697

Core deposit intangible consists of premiums paid for the acquisitions of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	March 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$5,437	$10,698	4.5

	December 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$4,653	$11,482	4.7

Estimated future amortization expense for amortizing intangibles are as follows:

(in thousands)
2019	$2,229
2020	2,674
2021	2,326
2022	1,915
2023	1,298
Thereafter	256
Total amortizing intangible assets	$10,698

Note 8: Leases

On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. The most significant change is the requirement to recognize right of use (“ROU”) assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company was required to measure and recognize leases that existed at January 1, 2019, and the Company elected a modified retrospective approach. For leases existing at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost.

The adoption of Topic 842 resulted in the recognition of operating ROU assets and related lease liabilities of $18.0 million at March 31, 2019, which are recorded in other assets and other liabilities, respectively. As of the adoption date, there were no lease incentives that would have impacted the ROU asset balance.

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Most leases include renewal options, with renewal terms extending up to 10 years.

Operating leases included the following at:

(in thousands)	March 31, 2019
Operating Leases
Operating leases ROU	$18,009

Total operating lease liabilities	$18,009

The components of lease expense were as follows:

(in thousands)	March 31, 2019	March 31, 2018
Operating lease cost	$550	$732
Sublease income	(185)	(138)
	$365	$594

Lease liability maturities are as follows:

(in thousands)
2019	$1,236
2020	1,504
2021	1,415
2022	1,320
2023	1,213
Thereafter	11,321
Total lease liability	$18,009

Note 9: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	March 31, 2019		December 31, 2018
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$418,431	25%	$429,200	26%
Interest-bearing checking	235,915	14	227,322	13
Money market accounts	364,496	22	356,130	21
Savings	139,909	8	134,893	8
Certificates of deposit $250 and over	74,642	5	82,511	5
Certificates of deposit under $250	440,075	26	455,750	27
Total deposits	$1,673,468	100%	$1,685,806	100%

Note 10: Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of March 31, 2019, 575,314 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s Board of Directors (the “Board”) as compensation for attendance and participation at meetings of the Board and meetings of the various committees of the Board. For the three months ended March 31, 2019 and 2018, Bancorp issued 4,802 and 4,800 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were 25,000 stock options granted during the three months ended March 31, 2019, while no stock options were granted for the year ended December 31, 2018. The valuation of the Company’s restricted stock and restricted stock units (“RSUs”) is the closing price per share of the Company’s common stock on the date of grant.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	15,268	$8.76	30,991	$9.69
Granted	25,000	14.54	-	-
Exercised	(8,554)	8.87	(9,123)	10.63
Forfeited	(1,850)	10.10	(6,600)	10.52
Balance at period end	29,864	$13.48	15,268	$8.76
Exercisable at period end	4,864	$8.06	15,268	$8.76
Weighted average fair value of options granted during the year		$-		$-

The cash received from the exercise of stock options during the three months ended March 31, 2019 was $77 thousand, compared to $18 thousand received during the three months ended March 31, 2018. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $14.81 at March 31, 2019, the options outstanding had an aggregate intrinsic value of $33 thousand. At December 31, 2018, based upon fair market value of $14.30, the outstanding options outstanding had an aggregate intrinsic value of $85 thousand. At March 31, 2019, based on stock options outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested options was $138 thousand.

Restricted Stock Units

RSUs are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 18,500 RSUs during the first quarter of 2019, subject to a three-year vesting schedule. The Company granted 20,732 RSUs during 2018, which immediately vested upon grant.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	9,731	$17.29	52,155	$15.09
Granted	18,500	14.54	20,732	19.90
Vested	-	-	(54,542)	16.63
Forfeited	-	-	(8,614)	14.41
Balance at period end	28,231	$15.49	9,731	$17.29

At March 31, 2019, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $341 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2019	$125
2020	120
2021	90
2022	7
$341

Stock-Based Compensation Expense

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

	Three months ended
	March 31
(in thousands)	2019	2018
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$50	$497
Director compensation paid in stock	$62	$101

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $277 thousand and $302 thousand, respectively, for the three months ended March 31, 2019 and 2018. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2016. Under the defined benefit SERP, Mary Ann Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this SERP totaled $53 thousand and $70 thousand for the three month periods ending March 31, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. The first offering period under the Plan commenced on October 1, 2018 and ended on December 31, 2018, and the 2018 expense related to the Plan totaled $11 thousand. The current offering period began on January 1, 2019 ending on June 30, 2019, and there was no expense related to the current offering for the three months ended March 31, 2019.

Note 12: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Net income (loss) available to common stockholders (numerator)	$4,256	$(5,675)
BASIC
Basic average common shares outstanding (denominator)	19,052,694	13,080,614
Basic (loss) income per common share	$0.22	$(0.43)
DILUTED
Average common shares outstanding	19,052,694	13,080,614
Dilutive effect of common stock equivalents	14,097	-
Diluted average common shares outstanding (denominator)	19,066,791	13,080,614
Diluted (loss) income per common share	$0.22	$(0.43)

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	38,467

Note 13: Risk-Based Capital

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

Management believes that, as of March 31, 2019 and December 31, 2018, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at March 31, 2019 and December 31, 2018:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$221,857	12.42%	$142,901	8.00%	$178,626	10.00%
Howard Bancorp	$227,387	12.62%	$144,140	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$213,103	11.93%	$80,382	4.50%	$116,107	6.50%
Howard Bancorp	$190,539	10.58%	$81,079	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$213,103	11.93%	$107,175	6.00%	$142,901	8.00%
Howard Bancorp	$190,539	10.58%	$108,105	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$213,103	10.11%	$84,322	4.00%	$105,403	5.00%
Howard Bancorp	$190,539	9.04%	$84,352	4.00%	N/A
As of December 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$212,099	11.80%	$143,810	8.00%	$179,762	10.00%
Howard Bancorp	$218,425	12.14%	$143,889	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$202,226	11.25%	$80,893	4.50%	$116,846	6.50%
Howard Bancorp	$179,935	10.00%	$80,938	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$107,857	6.00%	$143,810	8.00%
Howard Bancorp	$179,935	10.00%	$107,917	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$202,226	9.84%	$82,212	4.00%	$102,765	5.00%
Howard Bancorp	$179,935	8.77%	$82,046	4.00%	N/A

Note 14: Fair Value

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

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through to the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 3 of the fair value hierarchy. The rate lock commitments are deemed as Level 3 inputs because the Company applies an estimated pull-through rate, which is deemed an unobservable measure. The pull-through rate utilized is based upon historic pull-through rates that have ranged from 80 percent to 90 percent.

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

March 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$99,570	$-	$99,570	$-
Mortgage-backed securities	89,300	-	89,300	-
Other investments	2,990	-	2,990	-
Loans held for sale	26,815	-	26,815	-
Loans held for investment	1,344	-	1,344	-
Rate lock commitments	298	-	-	298
Interest rate swap assets	147	-	147	-
Liabilities
Interest rate swap liabilities	155	-	155	-

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$130,397	$-	$130,397	$-
Mortgage-backed securities	90,460	-	90,460	-
Other investments	3,001	-	3,001	-
Loans held for sale	21,261	-	21,261	-
Loans held for investment	1,303	-	1,303	-
Rate lock commitments	126	-	-	126
Interest rate swap assets	100	-	100	-
Liabilities
Interest rate swap liabilities	106	-	106	-

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	March 31,	December 31,
	2019	2018
Balance, beginning of period	$126	$530
Privately held equity investment	57	(72)
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	115	(332)
Balance, end of period	$298	$126

Assets under fair value option:

March 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$26,815	$26,169	$646
Loans held for investment	1,343	1,325	18

December 31, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$21,261	$20,785	$476
Loans held for investment	1,303	1,342	(39)

The Company elected to measure the loans held for sale and the loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio at fair value, to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.

Net gain / (loss) included in earnings from the changes in fair value of loans held for sale was $72 thousand and $(183) thousand at March 31, 2019 and 2018, respectively. There was a net gain included in earnings from the changes in fair value of loans held for investment of $56 thousand for the first quarter of 2019, while for the same period in 2018, a net loss of $(42) thousand was recorded.

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were no valuation losses recognized during the three months ended March 31, 2019 or the three month ended March 31, 2018. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

March 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,241	-	-	1,241
Residential - first lien	13,298	-	-	13,298
Residential - junior lien	1,099	-	-	1,099
Commercial - owner occupied	45	-	-	45
Commercial - non-owner occupied	2,621	-	-	2,621
Commercial loans and leases	2,486	-	-	2,486
Consumer	172	-	-	172

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,449	-	-	1,449
Residential - first lien	13,259	-	-	13,259
Residential - junior lien	1,137	-	-	1,137
Commercial - owner occupied	1,268	-	-	1,268
Commercial - non-owner occupied	2,823	-	-	2,823
Commercial loans and leases	2,255	-	-	2,255
Consumer	174	-	-	174

At March 31, 2019 and December 31, 2018, OREO consisted of an outstanding balance of $6.6 million, less valuation allowance of $2.2 million. There was no related allowance on impaired loans at March 31, 2019; however, there was an allowance of $2.4 million on impaired loans at December 31, 2018.

Various techniques are used to value OREO and impaired loans.  All loans for which the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral.  The approaches within the appraisal report include sales comparison, income, and replacement cost analysis.  The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer loans utilize a liquidation approach to the impairment analysis.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	March 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$191,860	$191,860	$-	$191,860	$-
Held to maturity securities	9,250	9,324	-	-	9,324
Nonmarketable equity securities	11,050	11,050	-	11,050	-
Loans held for sale	26,815	26,815	-	26,815	-
Loans held for investment	1,344	1,344	-	1,344	-
Rate lock commitments	298	298	-	-	298
Loans and leases [1]	1,645,834	1,625,299	-	-	1,625,299
Interest rate swap	147	147	-	147	-
Financial Liabilities
Deposits	1,673,468	1,672,313	-	1,672,313	-
Short-term borrowings	122,269	122,269	-	122,269	-
Long-term borrowings	128,094	127,995	-	127,995	-
Interest rate swap	155	155	-	155	-

	December 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$223,858	$223,858	$-	$223,858	$-
Held to maturity securities	9,250	9,253	-	-	9,253
Nonmarketable equity securities	11,786	11,786	-	11,786	-
Loans held for sale	21,261	21,261	-	21,261	-
Loans held for investment	1,303	1,303	-	1,303	-
Rate lock commitments	126	126	-	-	126
Loans and leases [1]	1,638,575	1,613,506	-	-	1,613,506
Interest rate swap	100	100	-	100	-
Financial Liabilities
Deposits	1,685,806	1,681,295	-	1,681,295	-
Short-term borrowings	134,576	134,576	-	134,576	-
Long-term borrowings	142,077	142,296	-	142,296	-
Interest rate swap	106	106	-	106	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

Note 15: Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the three months ended March 31, 2019 and 2018.

	Unaudited
	Three months ended
	March 31,
(in thousands)	2019	2018
NONINTEREST INCOME
Service charges on deposit accounts	$174	$95
Fees and other services charges	630	405
Other	23	19
Noninterest income in scope of Topic 606	827	519
Noninterest income out of scope of Topic 606	3,708	4,185
Total noninterest income	$4,535	$4,704

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Bank did not have any significant contract balances.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at March 31, 2019 and December 31, 2018 and our consolidated results of operations for the periods ended March 31, 2019 and March 31, 2018. This section should be read in conjunction with the Consolidated Financial Statements and notes to the Consolidated Financial Statements.

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

On March 1, 2018, we acquired First Mariner through the completion of our previously announced merger pursuant to the First Mariner Merger Agreement. At the effective time of the First Mariner merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank of the First Mariner merger and a wholly owned subsidiary of the Company. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million.

Financial highlights during the three months ended March 31, 2019 are as follows:

•	Assets - $2.2 billion, primarily from:

•	Investment - $212.2 million

•	Loans - $1.6 billion

•	Liabilities - $1.9 billion, primarily from:

•	Deposits - $1.7 billion

•	Borrowings - $250.4 million

•	Stockholders equity - $300.5 million

•	Net Income increased $9.9 million for the three month period ended March 31, 2019 compared to the same period in 2018. There were no merger related expenses incurred in 2019 compared to $10 million in merger related expenses during the three month period ended March 31, 2018. This increase in net income resulted in a quarterly earnings per share of $0.22 compared to a loss of $0.43 per common share for the three month period ended March 31, 2018.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. Accordingly, preparation of the financial statements requires management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, acquisition accounting, income taxes and share based compensation. Significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies as described in the Annual Report. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between March 31, 2019 and December 31, 2018 balance sheets is presented below.

General

Total assets decreased $16.0 million, or 0.7%, to $2.3 billion at March 31, 2019 as compared to $2.3 billion at December 31, 2018. This asset decrease consisted primarily of reduction in investment securities of $32.0 million, loan portfolio of $2.6 million and cash and cash equivalents of $4.0 million, offset by a $19.0 million increase in other assets. Decreases in liabilities were primarily in customer deposits of $12.3 million and borrowings of $26.3 million, offset by a $16.8 million increase in other liabilities.

Investment Securities

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency securities, mortgage backed securities and municipal investments in our securities portfolio, which are categorized as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

Nonmarketable equity

At March 31, 2019 and December 31, 2018, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $11.0 million and $11.8 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$98,649	$99,570	$130,088	$130,397
Mortgage-backed	87,883	89,300	90,242	90,460
Other investments	3,011	2,990	3,011	3,001
	$189,543	$191,860	$223,341	$223,858
Held to maturity
Corporate debentures	$9,250	$9,324	$9,250	$9,253

We had available for sale securities of $191.9 million and $223.9 million at March 31, 2019 and December 31, 2018, respectively, which were recorded at fair value. This represents a decrease of $32.0 million or 14.3% at March 31, 2019 from the prior year end primarily as a result of us not reinvesting all of the principal of scheduled maturities during the quarter given recent declines in yields on similar investments. We intentionally decreased the size of our available for sale portfolio given the yields on new investment compared to the incremental cost of funds. In 2018, all acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio, and because we sold these securities acquired within days of the closing of the transaction we did not record any gain or loss on the sale. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally in 2018, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.  The Bank sold in the first quarter of 2018, $33.0 million of securities at a loss of $139 thousand.

We had securities held to maturity of $9.3 million at both March 31, 2019 and December 31, 2018, consisting of corporate debentures recorded at amortized cost.

With respect to our portfolio of securities available for sale, the portfolio contained 15 securities with unrealized losses of $137 thousand and 31 securities with unrealized losses of $275 thousand at March 31, 2019 and December 31, 2018, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. Three held to maturity security were in a loss position at both March 31, 2019 and December 31, 2018.

Loan and Lease Portfolio

Total loans and leases decreased $2.6 million, or 0.2%, remaining at $1.7 billion at March 31, 2019 and December 31, 2018. Loan growth changes were the result of unscheduled loan pay-offs as well as loan repayments of principal on outstanding lines of credit exceeding new loan origination. Residential real estate loans increased $14.0 million from December 31, 2018 levels. This growth was offset by decreases commercial loans and leases of $11.4 million and consumer loans of $2.5 million from December 31, 2018, while commercial real estate and construction loan decreased by $2.7 million.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2019		December 31, 2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$128,508	7.8%	$123,671	7.5%
Residential - first lien	402,164	24.4	383,044	23.2
Residential - junior lien	84,551	5.1	89,645	5.4
Total residential real estate	486,715	29.5	472,689	28.6
Commercial - owner occupied	221,283	13.4	234,102	14.2
Commercial - non-owner occupied	433,023	26.3	427,747	25.9
Total commercial real estate	654,306	39.7	661,849	40.1
Total real estate loans	1,269,529	77.0	1,258,209	76.2
Commercial loans and leases	325,493	19.8	336,876	20.5
Consumer	52,156	3.2	54,666	3.3
Total loans	$1,647,178	100.0%	$1,649,751	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Levels of loans held for sale increased $5.6 million to $26.8 million at March 31, 2019 from $21.3 million at December 31, 2018. For the three months ended March 31, 2019 we had mortgage loan origination volumes of $84.4 million compared to the last three month of 2018 origination levels of $88.7 million.

Leases

As a result of the Company adopting requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognized $18.0 million in right-of-use assets and lease liabilities for operating leases. This amount is reflected in other assets and other liabilities on our Consolidated Balance Sheet at March 31, 2019, and primarily accounts for the net changes in both other assets and liabilities from December 31, 2018.

Deposits

Deposits decreased $12.3 million remaining at $1.7 billion at March 31, 2019 and December 31, 2018. Increases in deposits were in interest bearing checking of $8.6 million, money market accounts of $8.4 million and savings account of $5.0 million. This growth was off-set by a $10.8 million decrease in noninterest-bearing checking and $23.5 million in certificates of deposit which we intentionally allowed to decline as levels needed to fund assets growth declined.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

(dollars in thousands)	March 31, 2019		December 31, 2018
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$418,431	25%	$429,200	26%
Interest-bearing checking	235,915	14	227,322	13
Money market accounts	364,496	22	356,130	21
Savings	139,909	8	134,893	8
Certificates of deposit $250 and over	74,642	5	82,511	5
Certificates of deposit under $250	440,075	26	455,750	27
Total deposits	$1,673,468	100%	$1,685,806	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, repurchase agreements, FHLB advances and subordinated debenture. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

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

Our borrowings totaled $250.4 million at March 31, 2019 versus $276.7 million at December 31, 2018, reflecting a decrease of $26.3 million. Short-term borrowings at March 31, 2019 consisted of repurchase agreements and master notes of $10.3 million, and six short-term FHLB advances totaling $112.0 million. Long-term borrowing totaled $128.1 million at March 31, 2019, consisting of four long-term FHLB advances totaling $100.00 million and net subordinated debt totaling $28.1 million.

Stockholders’ Equity

Total stockholders’ equity increased $5.8 million, or approximately 2.0%, from $294.7 million at December 31, 2018 to $300.5 million at March 31, 2019. The increase in stockholder’s equity is primarily the result of the retention of the earnings for the first quarter of 2019 as well as market changes in unrealized gains on our investment portfolio.

Total stockholders’ equity at March 31, 2019 represents a capital to asset ratio of 12.4%, compared to 13.0% at December 31, 2018. Book value per share was $15.36 at March 31, 2019 and $15.48 at December 31, 2018. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.04%, 10.58% and 12.62%, respectively at March 31, 2019.

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

	Three months ended March 31,
		2019			2018
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$329,393	$4,225	5.20%	$240,424	$2,800	4.72%
Commercial real estate	649,913	8,110	5.06	502,892	5,763	4.65
Construction and land	126,719	1,822	5.83	86,325	1,054	4.95
Residential real estate	480,694	5,571	4.70	321,517	3,314	4.18
Consumer	53,688	647	4.89	18,972	240	5.14
Total loans and leases	1,640,406	20,376	5.04	1,170,130	13,171	4.56
Loans held for sale	16,552	191	4.68	43,623	407	3.79
Other earning assets [2]	67,459	362	2.18	61,856	214	1.40
Securities: [3]
U.S. Treasury	-	-		1,493	3	0.84
U.S Gov agencies	111,417	762	2.77	61,317	206	1.36
Mortgage-backed	89,583	727	3.29	26,257	169	2.61
Corporate debentures	9,250	143	6.25	9,273	143	6.23
Other investments	13,277	224	6.84	14,018	47	1.37
Total securities	223,527	1,855	3.37	112,358	568	2.05
Total earning assets	1,947,944	22,784	4.74	1,387,967	14,360	4.20
Cash and due from banks	14,647			11,561
Bank premises and equipment, net	45,016			30,582
Other assets	219,480			97,025
Less: allowance for credit losses	(9,965)			(3,995)
Total assets	$2,217,122			$1,523,140
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$225,552	293	0.53%	$101,029	$62	0.25%
Money market	356,057	613	0.70	302,680	355	0.48
Savings	137,722	58	0.17	88,042	33	0.15
Time deposits	528,017	2,600	2.00	332,123	900	1.10
Total interest-bearing deposits	1,247,348	3,564	1.16	823,874	1,350	0.66
Short-term borrowings	100,138	581	2.35	191,674	690	1.46
Long-term borrowings	137,721	1,164	3.43	24,309	172	2.88
Total interest-bearing funds	1,485,207	5,310	1.45	1,039,857	2,212	0.86
Noninterest-bearing deposits	418,816			289,313
Other liabilities and accrued expenses	15,586			7,181
Total liabilities	1,919,609			1,336,351
Shareholders' equity	297,513			186,789
Total liabilities & shareholders' equity	$2,217,122			$1,523,140
Net interest rate spread [4]		$17,474	3.29%		$12,148	3.34%
Effect of noninterest-bearing funds			0.34			0.21
Net interest margin on earning assets [5]			3.64%			3.55%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended March 31,
	2019 vs. 2018
	Due to variances in
(in thousands)	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,425	$286	$1,139
Commercial real estate	2,347	509	1,838
Construction and land	768	187	581
Residential real estate	2,257	413	1,844
Consumer	407	(12)	419
Loans held for sale	(216)	96	(312)
Securities	1,288	365	923
Other earning assets	148	118	30
Total interest income	8,424	1,962	6,462

Interest paid on:
Savings deposits	25	4	21
Interest bearing checking	231	69	162
Money market accounts	258	163	95
Time deposits	1,700	734	966
Short-term borrowings	(109)	423	(532)
Long-term borrowings	993	33	960
Total interest expense	3,098	1,426	1,672
Net interest earned	$5,326	$536	$4,790

(1)	Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the three months ended March 31, 2019 and March 31, 2018 is presented below.

General

Because of the timing of the merger closing on March 1, 2018, the first quarter operating results of 2018 included only one month’s worth of combined revenues and operating expenses. Additionally the first quarter of 2018 results included $10.0 million in expenses relating to the closing of the merger compared to 2019 results reflecting no merger related cost.

Net income increased $9.9 million to a net income of $4.3 million for the three months ended March 31, 2019 compared to net loss of $5.7 million for the three months ended March 31, 2018. As stated above, the driver of the increased 2019 net income was related to the $10.0 million in merger related expenses incurred in 2018. Excluding these tax effected merger expenses net income for the first quarter of 2018 would have been $1.8 million. Comparing the first quarter 2019 versus the adjusted first quarter 2018, net income would reflect an increase of $2.5 million period over period.

Earnings per common share for the first three months of 2019 were $0.22 compared to a loss per common share $0.43 for the same period of 2018 resulting primarily from the merger related expenses.

Interest Income

Interest income increased $8.4 million, or 58.7%, to $22.8 million for the three months ended March 31, 2019 compared to $14.4 million for the same period in 2018. Interest income and fees on portfolio loans increased $7.2 million for the first quarter compared to the same period in 2018, as average portfolio loans increased by $470.3 million, while the yield on the portfolio loans increased by 48 basis points when comparing the two quarters. The increase in loan yields was market driven and was experienced in nearly every category of loans. Interest income on loans held for sale decreased $216 thousand resulting from a decrease in the average balance of $27.1 million partially offset by an increase in the yield by 89 basis points. The remaining quarter over quarter increase in interest income resulted from increases in both the average balance of and average yield realized on our securities portfolio totaling $1.3 million as the average balances of these investments nearly doubled.

Interest Expense

Interest expense increased $3.1 million to $5.3 million for the three months ended March 31, 2019, compared to $2.2 million for the same period in 2018. Interest expense on deposits increased by $2.2 million as a result of an increase in the average rate paid on interest-bearing deposits, primarily our time deposits, and, an increase in the average balance of our interest-bearing deposits for the first quarter of 2019 compared to the same period in 2018, primarily from the increased deposits relating to the First Mariner merger. In addition, our interest expense on borrowings increased by $884 thousand for the first quarter of 2019 compared to the first quarter of 2018 as average balance increased $21.9 million and average rate paid on such borrowings increased 144 basis points, due to both the First Mariner merger as well as the issuance of the subordinated debt in December 2018.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Primarily as a result of the timing of our 2018 merger, net interest income increased $5.3 million, or 43.8%, during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $1.7 million for the three months ended March 31, 2019 compared to $1.1 million for the same period in 2018 an increase of $605 thousand. This increase was primarily a result of a loan that previously had specific reserves held against it and upon receipt of an updated appraisal was charged off in the first quarter of 2019. The charge offs increased our cumulative historic loss experience, which in turn increased the calculation of the level of allowance required. The provision for the 2019 period reflects general provisions that are required given our continued growth in the size of the loan portfolio, as well as any specific provisions that may be required on loans that are individually evaluated and deemed to be impaired.

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

Noninterest Income

Total noninterest income remained relatively stable at $4.5 million for the three months ended March 31, 2019 compared to $4.7 million for the three months ended March 31, 2018. The decrease in noninterest income was primarily driven by reductions in our mortgage banking activities. We account for both our loans held for sale as well as our interest rate locks using the fair value approach, and under this methodology, revenues are negatively impacted when the levels of either of these decline. Because of the overall reduction, mortgage realized and unrealized gains declined by $331 thousand and loan fee income which is derived primarily from mortgage activities decreased $823 thousand for 2019 compared to the same period in 2018. Partially offsetting this decline, service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $301 thousand and other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services increased $383 thousand quarter over quarter.

Noninterest Expenses

Noninterest expenses decreased $8.3 million for the three months ended March 31, 2019 from $23.2 million for the three months ended March 31, 2018. The greatest impact on the noninterest expense increase was $10.0 million in merger related expenses associated with the First Mariner acquisition in the first quarter of 2018 with no such merger related expenses reflected in the same period of 2019. Excluding these merger expenses from 2018, noninterest expenses increased $1.7 million or 12.8% quarter over quarter. Once again, it should be noted that the first quarter of 2018 only included one month of combined operations since the merger closed on March 1, 2018, while the first quarter of 2019 included three months of combined expenses. Compensation and benefits increased $465 thousand, primary as a result of the larger staffing requirements to run the combined organization. Because of reductions in office and branch locations, occupancy and equipment expenses remained relatively unchanged quarter over quarter. Data processing expenses experienced the largest increase of $777 thousand or 129%, rising from $601 thousand in the first quarter of 2018 to $1.4 million for the same period in 2019 due to the combination of customers and continued growth since the merger. Amortization expenses of the core deposit intangible increased by $425 thousand when comparing the first three months of 2019 to the same period in 2018. Professional fees also increased by $479 thousand for the first quarter of 2019 given higher audit, legal and consulting fees associated with the larger organization. These increases were partially offset by a decline of $548 thousand in marketing and business development and a reduction of $423 thousand in loan production expenses, both primarily driven by the lower volumes of originations from our mortgage division.

Income Tax Expense

For the first quarter of 2019, we had income tax expense of $1.2 million compared to a net tax benefit of $1.7 million at March 31, 2018 because of the pretax loss generated from the merger expenses. The first quarter of 2019 benefited from a reduction of $300 thousand in our tax expense resulting from recent IRS regulations concerning the tax exemption of BOLI acquired in an acquisition. Prior to the first quarter of 2019, the income earned since the merger date, March 1, 2018, from acquired BOLI was not treated as tax exempt, however with the new IRS regulation, the tax exemption was deemed to be restored, and the cumulative adjustment benefited the first quarter of 2019. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Some of our merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate. As a result of these effects, our effective tax rate decreased to 21.6% for the first quarter of 2019 from 23.5% for the first quarter of 2018.

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

(in thousands)	March 31, 2019	December 31, 2018
Non-accrual loans:
Real estate loans:
Construction and land	$1,116	$1,323
Residential - first lien	12,320	12,278
Residential - junior lien	1,099	1,137
Commercial	2,666	6,286
Commercial and leases	2,460	2,417
Consumer	172	174
Total non-accrual loans	19,833	23,615
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	978	982
Total accruing troubled debt restructured loans	1,103	1,107
Total non-performing loans	20,936	24,722
Other real estate owned:
Land	1,772	1,772
Residential - first lien	1,062	1,062
Commercial	1,558	1,558
Total other real estate owned	4,392	4,392
Total non-performing assets	$25,328	$29,114
Ratios:
Non-performing loans to total gross loans	1.27%	1.50%
Non-performing assets to total assets	1.13%	1.28%

Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$351
Residential - first lien	-	570
	$-	$921

Included in non-accrual loans at March 31, 2019 are four troubled debt restructured loans (“TDRs”) totaling $1.6 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $1.1 million performing subject to their modified terms at March 31, 2019. There were no additional loans restructured during the first three months of 2019.

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

Nonperforming assets amounted to $25.3 million, or 1.13% of total assets, at March 31, 2019 compared to $29.1 million, or 1.28% of total assets, at December 31, 2018. Total nonperforming assets decreased $3.8 million during the first quarter of 2019 primarily as a result of approximately $2.5 million in previous nonperforming loans being charged off in the first quarter of 2019, of which $2.4 million had specific reserve as of December 31, 2018.

The composition of our nonperforming assets at March 31, 2019 is further described below:

Non-Accrual Loans:

•	Two commercial construction and one land loan totaling $1.1 million.
•	48 residential first lien loans totaling $12.3 million.
•	20 residential junior lien loans totaling $1.1 million.
•	Two commercial owner occupied loans totaling $45 thousand.
•	Eight commercial non-owner occupied loans totaling $2.6 million.
•	17 commercial loans totaling $2.5 million, four with a Small Business Administration (“SBA”) guarantee.
•	Two consumer loans totaling $172 thousand.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan in the amount of $125 thousand.
•	Two residential real estate loans totaling of $978 thousand.

Other Real Estate Owned:

•	Several parcels of unimproved land.
•	Several lots of non-residential property.
•	Two commercial real estate properties.
•	Seven residential 1-4 family properties.

There were no new properties acquired in the first three months of 2019. We had OREO of $4.4 million at March 31, 2019 and December 31, 2018. Cost relating to OREO recorded in noninterest expenses were $27 thousand and $12 thousand for the three months ended March 31, 2019 and 2018, respectively. There was no valuation allowance recorded in either period as the current appraised value, less estimated cost to sell, was sufficient to cover the recorded OREO amount.

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

At March 31, 2019 and December 31, 2018, nonperforming loans amounted to $20.9 million and $24.7 million, respectively. There were no loans requiring specific reserves in 2019. The amount of impaired loans requiring specific reserves totaled $3.0 million at December 31, 2018, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed. The amount of impaired loans without a specific valuation allowance totaled $20.9 million and $21.7 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2019	December 31, 2018
Balance at beginning of year	$9,873	$6,159
Charge-offs:
Real estate
Construction and land loans	(220)	(202)
Residential first lien loans	(124)	(142)
Residential junior lien loans	(250)	(195)
Commercial owner occupied loans	-	(28)
Commercial non-owner occupied loans	(2,026)	(797)
Commercial loans and leases	(227)	(1,092)
Consumer loans	(7)	(63)
	(2,854)	(2,519)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	8
Residential junior lien loans	5	10
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	2	32
Commercial loans and leases	2	88
Consumer loans	1	4
	10	142
Net charge-offs	(2,844)	(2,377)
Provision for credit losses	1,725	6,091
Balance at end of year	$8,754	$9,873

Net charge-offs to average loans and leases	0.17%	0.16%

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

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$1,220	7.8%	$741	7.5%
Residential first lien loans	1,372	24.4	1,170	23.2
Residential junior lien loans	390	5.1	292	5.4
Commercial owner occupied loans	817	13.4	735	14.2
Commercial non-owner occupied loans	3,188	26.3	4,057	25.9
Commercial loans and leases	1,543	19.8	2,644	20.5
Consumer loans	224	3.2	234	3.3
Total	$8,754	100.0%	$9,873	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2019 and December 31, 2018.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019 and December 31, 2018, cash and cash equivalents totaled $97.4 million and $101.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At March 31, 2019 and December 31, 2018, we had $348.6 million and $387.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $115.1 million and $104.5 million at March 31, 2019 and December 31, 2018, respectively, and $244.1 million and $282.8 million in unused lines of credit to borrowers at March 31, 2019 and December 31, 2018, respectively. In addition to commitments to originate loans and unused lines of credit we had $18.9 million and $16.7 million in letters of credit at March 31, 2019 and December 31, 2018, respectively. Certificates of deposit of $331.9 million or 64% of our CD’s are scheduled to mature during the remainder of 2019. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of March 31, 2019.

Our primary investing activity is originating loans. During the three months ended March 31, 2019 cash used to fund net loan growth was $193 thousand, while for the first quarter of 2018 loan principal payments exceeded new loans, which provided $5.5 million in cash. During the first quarter of 2019 we purchased $5 million of securities while receiving $38.9 million as a result of securities maturing or being called. For the same period in 2018 we did not purchase new securities while receiving $110.6 million as a result of securities sales and maturing.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net decrease in deposits of $12.3 million during the three months ended March 31, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $212.0 million at March 31, 2019 compared to $232.0 million at December 31, 2018. At March 31, 2019, we had the ability to borrow up to a total of $278.6 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019 and December 31, 2018, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at March 31, 2019 and December 31, 2018 are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Unfunded loan commitments	$115,118	$104,466
Unused lines of credit	244,142	282,822
Letters of credit	18,907	16,661

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at March 31, 2019 or December 31, 2018 as a liability for credit loss related to these commitments.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. At March 31, 2019, our net interest income exposure related to these hypothetical increases in market interest rates was within the current guidelines established in our governing policies.

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 15, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.	Exhibits

10.1	Employment Agreement, dated August 14, 2017, by and between Thomas R. Jones and Howard Bank – filed herewith
10.2	Second amended and restated Employment Agreement dated March 20, 2019, by and between Mary Ann Scully and Howard Bank – filed herewith
10.3	Second amended and restated Employment Agreement dated March 20, 2019, by and between George C. Coffman and Howard Bank – filed herewith
10.4	Second amended and restated Employment Agreement dated March 20, 2019, by and between Charles E. Schwabe and Howard Bank – filed herewith
10.5	Second amended and restated Employment Agreement dated March 20, 2019, by and between Steven M. Poynot and Howard Bank – filed herewith
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

May 10, 2019	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
CEO

May 10, 2019	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
EVP AND CFO

