Form 10-Q
period 2019-06-30
Howard Bancorp Inc
filed 2019-08-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of common stock outstanding as of July 31, 2019.

Common Stock, $0.01 par value – 19,081,008 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships. Actual results could differ materially from those anticipated in such forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	our ability to fully realize the expected benefits and other impacts of our acquisition of First Mariner Bank;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel;
•	the impact of recent branch closures and the opening of new branches on expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	our ability to continue our expected focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	the impact of the Tax Cuts and Jobs Act (the “TCJA”) of 2017;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	the impact of interest rate changes on our net interest income; and
•	the effects of other factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other documents filed by the Company with the SEC from time to time.

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

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Cash and due from banks	$124,868	$100,976
Federal funds sold	193	522
Total cash and cash equivalents	125,061	101,498
Securities available for sale, at fair value	151,685	223,858
Securities held to maturity, at amortized cost	9,750	9,250
Nonmarketable equity securities	11,220	11,786
Loans held for sale, at fair value	37,680	21,261
Loans and leases, net of unearned income	1,701,020	1,649,751
Allowance for credit losses	(9,120)	(9,873)
Net loans and leases	1,691,900	1,639,878
Bank premises and equipment, net	42,876	45,137
Goodwill	65,949	70,697
Core deposit intangible	9,932	11,482
Bank owned life insurance	75,060	74,153
Other real estate owned	4,702	4,392
Deferred tax assets, net	37,803	35,285
Interest receivable and other assets	32,016	17,837
Total assets	$2,295,634	$2,266,514
LIABILITIES
Noninterest-bearing deposits	$422,117	$429,200
Interest-bearing deposits	1,295,099	1,256,606
Total deposits	1,717,216	1,685,806
Short-term borrowings	220,669	134,576
Long-term borrowings	28,142	142,077
Accrued expenses and other liabilities	26,080	9,372
Total liabilities	1,992,107	1,971,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,063,080 shares at June 30, 2019 and 19,039,347 at December 31, 2018	191	190
Capital surplus	276,218	275,843
Retained earnings	24,621	18,277
Accumulated other comprehensive income	2,497	373
Total stockholders’ equity	303,527	294,683
Total liabilities and stockholders’ equity	$2,295,634	$2,266,514

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands, except share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$41,697	$33,366	$21,131	$19,788
Interest and dividends on securities	3,596	1,684	1,740	1,116
Other interest income	636	475	274	261
Total interest income	45,929	35,525	23,145	21,165
INTEREST EXPENSE
Deposits	7,568	3,079	4,004	1,729
Short-term borrowings	1,335	1,407	754	717
Long-term borrowings	2,198	1,011	1,033	839
Total interest expense	11,101	5,497	5,791	3,285
NET INTEREST INCOME	34,828	30,028	17,354	17,880
Provision for credit losses	2,835	2,545	1,110	1,425
Net interest income after provision for credit losses	31,993	27,483	16,244	16,455
NONINTEREST INCOME
Service charges on deposit accounts	1,311	916	684	590
Realized and unrealized gains on mortgage banking activity	3,793	3,439	2,308	1,623
Gain (loss) on the sale of securities	658	(139)	658	-
Loss on the disposal of bank premises & equipment	(83)	-	(83)	-
Income from bank owned life insurance	907	705	460	420
Loan fee income	2,038	3,925	995	2,059
Other operating income	1,752	1,475	819	925
Total noninterest income	10,376	10,321	5,841	5,617
NONINTEREST EXPENSE
Compensation and benefits	16,306	17,480	8,272	9,911
Occupancy and equipment	6,754	4,167	5,183	2,617
Amortization of core deposit intangible	1,551	1,222	767	863
Marketing and business development	941	2,109	484	1,104
Professional fees	1,503	1,023	718	717
Data processing fees	2,525	1,648	1,147	1,047
Merger and restructuring expense	-	15,673	-	5,698
FDIC assessment	568	414	281	261
Other real estate owned	131	19	104	(3)
Loan production expense	1,220	2,252	700	1,309
Other operating expense	2,812	2,285	1,798	1,616
Total noninterest expense	34,311	48,292	19,454	25,140
INCOME (LOSS) BEFORE INCOME TAXES	8,058	(10,488)	2,631	(3,068)
Income tax expense (benefit)	1,714	(2,535)	543	(791)
NET INCOME (LOSS)	$6,344	$(7,953)	$2,088	$(2,277)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.33	$(0.50)	$0.11	$(0.12)
Diluted	$0.33	$(0.50)	$0.11	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net Income (Loss)	$6,344	$(7,953)	$2,088	$(2,277)
Other comprehensive income (loss)
Investments available-for-sale:
Reclassification adjustment for (gain) loss	(658)	139	(658)	-
Related income tax	180	(38)	180	-
Unrealized holding gains (losses)	3,590	(288)	1,790	18
Related income tax (expense) benefit	(988)	71	(492)	(69)
Comprehensive income (loss)	$8,468	$(8,069)	$2,908	$(2,328)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Six months ended
Balances at January 1, 2018	9,820,592	$98	$110,387	$22,105	$(337)	$132,253
Net loss	-	-	-	(7,953)	-	(7,953)
Net unrealized loss on securities	-	-	-	-	(116)	(116)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	4,800	-	101	-	-	101
Exercise of options	3,284	-	35	-	-	35
Stock-based compensation	37,062	-	572	-	-	572
Balances at June 30, 2018	19,008,960	$190	$275,581	$14,152	$(453)	$289,470

Balances at January 1, 2019	19,039,347	$190	$275,843	$18,277	$373	$294,683
Net income	-	-	-	6,344	-	6,344
Net unrealized gain on securities	-	-	-	-	2,124	2,124
Director stock awards	4,802	-	62	-	-	62
Exercise of options	12,149	1	104	-	-	105
Employee stock purchase plan	6,782	-	97	-	-	97
Stock-based compensation	-	-	112	-	-	112
Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Three months ended
Balances at March 31, 2018	18,991,026	$190	$275,489	$16,429	$(401)	$291,707
Net loss	-	-	-	(2,277)	-	(2,277)
Net unrealized loss on securities	-	-	-	-	(52)	(52)
Acquisition of First Mariner Bank	-	-	-	-	-	-
Director stock awards	-	-	-	-	-	-
Exercise of options	1,604	-	17	-	-	17
Stock-based compensation	16,330	-	75	-	-	75
Balances at June 30, 2018	19,008,960	$190	$275,581	$14,152	$(453)	$289,470

Balances at March 31, 2019	19,059,485	$191	$276,128	$22,533	$1,677	$300,529
Net income	-	-	-	2,088	-	2,088
Net unrealized gain on securities	-	-	-	-	820	820
Director stock awards	-	-	-	-	-	-
Exercise of options	3,595	-	28	-	-	28
Employee stock purchase plan	-	-	-	-	-	-
Stock-based compensation	-	-	62	-	-	62
Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,344	$(7,953)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	2,835	2,545
Deferred income tax	1,422	1,852
Provision for other real estate owned	65	-
Depreciation and amortization	1,209	1,200
Stock-based compensation	112	572
Net (accretion) amortization of investment securities	(51)	25
Net accretion of discount on purchased loans	(925)	(628)
(Gain) loss on sales of securities	(658)	139
Loss on the sale of property	83	-
Net amortization of intangible asset	1,551	1,222
Loans originated for sale	(259,868)	(337,290)
Proceeds from sale of loans originated for sale	247,241	355,115
Realized and unrealized gains on mortgage banking activity	(3,793)	(3,439)
Gain on sales of other real estate owned, net	-	(45)
Cash surrender value of BOLI	(907)	(705)
(Increase) decrease in interest receivable	(214)	431
Increase in interest payable	31	340
Decrease in other assets	3,008	2,470
Increase (decrease) in other liabilities	928	(355)
Net cash (used in) provided by operating activities	(1,587)	15,496
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(6,002)	(44,535)
Purchases of investment securities held-to-maturity	(500)	-
Proceeds from sale/maturities of investment securities available-for-sale	81,159	112,039
Net increase in loans and leases outstanding	(54,308)	(10,662)
Proceeds from the sale of other real estate owned	-	954
Purchase of premises and equipment	(422)	(1,773)
Proceeds from the sale of premises and equipment	1,392	-
Cash acquired in acquisition	-	29,285
Net cash provided by investing activities	21,319	85,308
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	31,410	(4,699)
Net increase (decrease) in short-term borrowings	86,093	(126,293)
Net (decrease) increase in long term debt	(113,935)	109,041
Net proceeds from issuance of common stock, net of cost	263	136
Net cash provided by (used in) financing activities	3,831	(21,815)

Net increase in cash and cash equivalents	23,563	78,989
Cash and cash equivalents at beginning of period	101,498	28,972
Cash and cash equivalents at end of period	$125,061	$107,961
SUPPLEMENTAL INFORMATION
Cash payments for interest	$11,070	$4,881
Cash payments for income taxes	-	-
Transferred from loans to other real estate owned	375	174
Cash payments for operating leases	785	1,710
Assets acquired in business combination (net of cash received)	-	970,709
Liabilities assumed in business combination	-	897,569
Lease liabilities arising from obtaining right of use assets (see Note 8)	15,183	-

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

Management has determined that Bancorp has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill, core deposit intangible or other long-lived assets for 2018. The Company is not aware of any issues that have arisen since our last impairment analysis performed in the fourth quarter of 2018.

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

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. Since ASU 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

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

The goodwill resulting from the First Mariner merger at June 30, 2019 of $65.3 million is lower than the $70.1 million reflected at December 31, 2018 due to a change in the acquired value of the net deferred tax asset included in other assets above. At the acquisition date, wording of the TCJA appeared to indicate that appreciation in the cash value of acquired BOLI would not be consider exempt from taxation.  However, industry groups and congress had urged the IRS to issue regulations to clarify how this section of the TCJA would be applied.  In the first quarter of 2019, the IRS issued new proposed guidance which clarified the new law and made it more likely than not that the appreciated value of the BOLI acquired by the Company would be tax exempt.

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

	Six months ended	Three months ended
	June 30, 2018	June 30, 2018

Net interest income after provision	$32,953	$17,064
Noninterest income	12,351	5,617
Noninterest expense	41,304	20,190
Net income	2,899	1,805
Net income per share	$0.15	$0.10

Note 3: Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

As part of the Bank’s overall interest rate position strategies, the Bank sold $35.4 million of held for sale investment securities in the second quarter of 2019 recording a gain on the sale of $658 thousand. In 2018 the Bank sold $33.0 million of pre-acquisition investment securities and recorded a loss on the sale of $139 thousand. Because of the composition and remaining duration of the securities portfolio acquired in the First Mariner merger, management deemed it prudent for interest rate risk management purposes to liquidate the majority of the acquired portfolio. Thus, in the first quarter of 2018, the Bank sold nearly $69.37 million of First Mariner securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the merger.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$60,684	$1,089	$4	$61,769	$130,088	$428	$119	$130,397
Mortgage-backed	84,542	2,407	22	86,927	90,242	364	146	90,460
Other investments	3,010	-	21	2,989	3,011	-	10	3,001
	$148,236	$3,496	$47	$151,685	$223,341	$792	$275	$223,858
Held to maturity Corporate debentures	$9,750	$165	$-	$9,915	$9,250	$45	$42	$9,253

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018 are presented below:

June 30, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$1,001	$-	$1,995	$4	$2,996	$4
Mortgage-backed	-	-	2,149	22	2,149	22
Other investments	2,989	21	-	-	2,989	21
	$3,990	$21	$4,144	$26	$8,134	$47
Held to maturity Corporate debentures	$-	$-	$-	$-	$-	$-

December 31, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$3,049	$3	$13,887	$116	$16,936	$119
Mortgage-backed	26,197	54	2,107	92	28,304	146
Other investments	3,001	10	-	-	3,001	10
	$32,247	$67	$15,994	$208	$48,241	$275
Held to maturity Corporate debentures	$2,458	$42	$-	$-	$2,458	$42

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 7 securities with unrealized losses and 31 securities with unrealized losses at June 30, 2019 and December 31, 2018, respectively.

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

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

(in thousands)	June 30, 2019		December 31, 2018
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$1,999	$1,995	$38,936	$38,892
After one through five years	53,691	54,692	88,175	88,513
After five through ten years	22,347	22,794	19,873	19,921
After ten years	79,949	82,119	85,607	85,785
	$157,986	$161,600	$232,591	$233,111

At June 30, 2019 and December 31, 2018, $13.4 million and $42.3 million in fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at June 30, 2019.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2019 and December 31, 2018 are presented in the following table:

	June 30, 2019		December 31, 2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$115,753	6.8%	$123,671	7.5%
Residential - first lien	411,213	24.2	383,044	23.2
Residential - junior lien	80,303	4.7	89,645	5.4
Total residential real estate	491,516	28.8	472,689	28.6
Commercial - owner occupied	232,771	13.7	234,102	14.2
Commercial - non-owner occupied	442,449	26.0	427,747	25.9
Total commercial real estate	675,220	39.7	661,849	40.1
Total real estate loans	1,282,489	75.3	1,258,209	76.2
Commercial loans and leases	367,856	21.6	336,876	20.5
Consumer	50,675	3.0	54,666	3.3
Total loans	$1,701,020	100.0%	$1,649,751	100.0%

Net loan origination fees, which are included in the amounts above, totaled $975 thousand and $307 thousand at June 30, 2019 and December 31, 2018, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans at:

	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$877	$-	$835	$1,052
Impaired loans acquired	-	1,055	-	-
Accretion of fair value discounts	(110)	(34)	(68)	(31)
Balance at end of period	$767	$1,021	$767	$1,021

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods.

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At June 30, 2019	$12,246	$9,816
At December 31, 2018	15,463	11,446
At June 30, 2018	17,116	12,611

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the periods ended June 30, 2019 and June 30, 2018:

	June 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(362)	(471)	(44)	(2,026)	(525)	(18)	(3,728)
Recoveries	-	-	104	-	3	32	1	140
Provision for credit losses	669	982	512	202	765	(456)	161	2,835
Ending balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120
Three months ended:
Beginning balance	$1,220	$1,372	$390	$817	$3,188	$1,543	$224	$8,754
Charge-offs	(62)	(238)	(221)	(44)	-	(298)	(11)	(874)
Recoveries	-	-	99	-	1	30	-	130
Provision for credit losses	(30)	656	169	120	(390)	420	165	1,110
Ending balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120

	June 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(102)	(149)	(1)	(746)	(912)	(49)	(2,161)
Recoveries	-	1	-	-	2	68	5	76
Provision for credit losses	128	113	185	110	957	982	70	2,545
Ending balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619
Three months ended:
Beginning balance	$563	$736	$186	$698	$1,470	$2,472	$23	$6,148
Charge-offs	-	(3)	(60)	-	(212)	(644)	(45)	(964)
Recoveries	-	2	-	-	-	7	1	10
Provision for credit losses	98	(55)	87	28	365	832	70	1,425
Ending balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619

The following tables provide additional information on the allowance for credit losses at June 30, 2019 and December 31, 2018:

	June 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120
Loans:
Ending balance	$115,753	$411,213	$80,303	$232,771	$442,449	$367,856	$50,675	$1,701,020
individually evaluated for impairment	$933	$12,530	$914	$225	$2,608	$1,862	$287	$19,359
collectively evaluated for impairment	$114,820	$398,683	$79,389	$232,546	$439,841	$365,994	$50,388	$1,681,661

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$2,195	$200	$-	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	7,478
Loans:
Ending balance	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751
individually evaluated for impairment	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	24,760
collectively evaluated for impairment	$122,222	$369,785	$88,508	$232,834	$422,729	$334,421	$54,492	$1,624,991

Acquired loans from the First Mariner merger in 2018 were evaluated for impairment subsequent to the merger. No allowance was required on these loans due to the assigned credit marks on these loans.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	June 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$114,945	$399,658	$79,389	$232,546	$439,764	$366,049	$50,388	$1,682,739
Special mention	-	-	-	-	-	-	-	-
Substandard	808	11,555	914	225	2,685	1,807	287	18,281
Doubtful	-	-	-	-	-	-	-	-
Total	$115,753	$411,213	$80,303	$232,771	$442,449	$367,856	$50,675	$1,701,020

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$122,270	$370,766	$88,507	$228,408	$422,591	$334,152	$54,492	$1,621,186
Special mention	78	-	-	3,877	-	-	-	3,955
Substandard	1,323	12,278	1,138	1,817	5,156	2,724	174	24,610
Doubtful	-	-	-	-	-	-	-	-
Total	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans is as follows:

	June 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$114,945	$396,863	$78,091	$232,539	$439,289	$365,687	$50,035	$1,677,449
Accruing loans past due:
30-59 days past due	-	-	836	7	204	361	14	1,422
60-89 days past due	-	1,355	378	-	-	-	339	2,072
Greater than 90 days past due	-	1,440	84	-	348	-	-	1,872
Total past due	-	2,795	1,298	7	552	361	353	5,366

Non-accrual loans [1]	808	11,555	914	225	2,608	1,808	287	18,205

Total loans	$115,753	$411,213	$80,303	$232,771	$442,449	$367,856	$50,675	$1,701,020

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$121,831	$361,522	$86,884	$232,834	$422,297	$334,058	$54,483	$1,613,909
Accruing loans past due:
30-59 days past due	-	6,433	937	-	432	94	9	7,905
60-89 days past due	166	2,241	687	-	-	307	-	3,401
Greater than 90 days past due	351	570	-	-	-	-	-	921
Total past due	517	9,244	1,624	-	432	401	9	12,227

Non-accrual loans [1]	1,323	12,278	1,137	1,268	5,018	2,417	174	23,615

Total loans	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $20.1 million or 1.2% of total loans outstanding at June 30, 2019, which represents a decrease from $24.5 million, or 1.5%, at December 31, 2018.

The following tables reflect impaired loans at June 30, 2019 and December 31, 2018:

	June 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$933	$12,530	$914	$225	$2,608	$1,862	$287	$19,359
With an allowance recorded	-	-	-	-	-	-	-	-
With no related allowance recorded	933	12,530	914	225	2,608	1,862	287	19,359
Related allowance	-	-	-	-	-	-	-	-
Unpaid principal	1,322	13,818	1,135	246	4,363	3,097	302	24,283
Six months ended:
Average balance of impaired loans	1,459	15,171	1,385	247	4,480	3,536	313	26,591
Interest income recognized	-	138	33	8	13	14	5	211
Three months ended:
Average balance of impaired loans	1,454	15,154	1,370	247	4,457	3,525	313	26,520
Interest income recognized	-	86	26	8	6	10	4	140

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	$24,760
With an allowance recorded	-	-	-	-	2,816	200	-	3,016
With no related allowance recorded	1,449	13,259	1,137	1,268	2,202	2,255	174	21,744
Related allowance	-	-	-	-	2,195	200	-	2,395
Unpaid principal	1,873	14,425	1,456	1,569	5,295	4,868	185	29,671
Average balance of impaired loans	1,873	15,446	1,448	1,569	5,340	5,556	185	31,417
Interest income recognized	-	474	51	16	5	125	5	676

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $18.2 million and $23.6 million at June 30, 2019 and December 31, 2018, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $534 thousand and $1.0 million for the six months ended June 30, 2019 and 2018, respectively.

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

TDRs at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	285	2	975	1,260
Commercial - non-owner occupied	1	800	-	-	800
Commercial loans and leases	1	514	-	-	514
	4	$1,599	3	$1,100	$2,699

	December 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	291	2	982	1,273
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	1	514	-	-	514
	5	$3,620	3	$1,107	$4,727

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	June 30, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	285	975	1,260
Commercial RE - non-owner occupied
Rate modification	-	800	-	800
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$-	$1,599	$1,100	$2,699

	December 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	291	982	1,273
Commercial RE - non-owner occupied
Rate modification	2,195	2,815	-	2,815
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$2,195	$3,620	$1,107	$4,727

There were no new loans restructured during the six months ended June 30, 2019. There was one new loan restructured during the six months ended June 30, 2018. In the second quarter of 2018 the Bank extended the terms of a residential real estate loan that was non-performing.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the six months ended June 30, 2019 there were no TDRs that defaulted within the twelve month period after their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2019 there was one residential first mortgage totaling $375 thousand transferred from loans to OREO and for the same period in 2018 there was one residential first mortgage totaling $174 thousand transferred from loans to OREO. In the second quarter 2019 the Bank recorded a $65 thousand valuation allowance on one property because the current appraised value, less estimated cost to sell, was lower than the recorded carrying value of the OREO. In the first half of 2018 there were no such valuation allowances. The Company did not sell any properties held in OREO in the first half of 2019. The Company sold one commercial property in Sussex County Delaware during the second quarter of 2018 with a carrying value was $593 thousand. The Company recorded a $45 thousand gain from the sale of this property. At June 30, 2019 there were seven loans secured by residential first liens totaling $4.5 million in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2019 and December 31, 2018, the interest rate swaps had an aggregate notional amount of approximately $5.9 million and $6.2 million, respectively, the fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the six months ended June 30, 2019, the Company recorded a net loss of $6 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018.

			June 30, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,958	$222	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,958	$-	$234

			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,061	$100	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,061	$-	$106

Note 7: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

At December 31, 2018 the Company had $70.7 million in goodwill compared to $65.9 million at June 30, 2019. Based upon updated information the goodwill was adjusted downward in the first quarter of 2019 by $4.7 million to reflect revised valuations as detailed in Note 2.

The table below shows goodwill balances at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
(in thousands)	2019	2018
Goodwill
Banking	$65,949	$70,697

Core deposit intangible consists of premiums paid for the acquisition of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	June 30, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$6,203	$9,932	4.2

	December 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$4,653	$11,482	4.7

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2019	$1,463
2020	2,674
2021	2,326
2022	1,915
2023	1,298
Thereafter	256
Total amortizing intangible assets	$9,932

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

The adoption of Topic 842 resulted in the initial recognition of operating ROU assets and related lease liabilities of $18.0 million on January 1, 2109, which were recorded in other assets and other liabilities, respectively. As of the adoption date, there were no lease incentives that would have impacted the ROU asset balance.

In the second quarter of 2019, with the execution of our branch optimization initiative, under which we announced the closing of three additional branch locations and the consolidation of two other existing branch locations we incurred $3.6 million in expenses, primarily related to the early termination of existing lease arrangements for the closing locations. All of the costs associated with this initiative were recognized in the second quarter of 2019 and the locations are expected to close in September of 2019. The early termination of these leases reduced the initial $18.0 million in ROU assets recorded on January 1, 2019 to $14.8 million at June 30, 2019.

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating leases included the following at:

(in thousands)	June 30, 2019
Operating Leases
Operating leases ROU	$14,837
Operating lease liabilities	$15,183

The components of lease expense were as follows:

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$1,080	$1,960	$530	$1,228
Sublease income	(293)	(251)	(108)	(113)
Amortization of ROU assets	82	-	82	-
	$869	$1,709	$504	$1,115

Lease liability maturities are as follows:

(in thousands)
2019	$876
2020	1,636
2021	1,546
2022	1,404
2023	1,257
Thereafter	12,396
Total future lease payments	$19,115
Discount of cash flows	(3,932)
Present value on net future lease payments	$15,183

Weighted average remaining term in years	7.14
Weighted average discount rate	3.02%

Note 9: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

(dollars in thousands)	June 30, 2019		December 31, 2018
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$422,117	24%	$429,200	26%
Interest-bearing checking	184,060	11	227,322	13
Money market accounts	357,833	21	356,130	21
Savings	137,346	8	134,893	8
Certificates of deposit $250 and over	78,619	5	82,511	5
Certificates of deposit under $250	537,241	31	455,750	27
Total deposits	$1,717,216	100%	$1,685,806	100%

Note 10: Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of June 30, 2019, 575,314 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s Board of Directors (the “Board”) as compensation for attendance and participation at meetings of the Board and meetings of the various committees of the Board. For the six months ended June 30, 2019 and 2018, Bancorp issued 4,802 and 4,800 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were 25,000 stock options granted during the six months ended June 30, 2019, while no stock options were granted for the year ended December 31, 2018.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	15,268	$8.76	30,991	$9.69
Granted	25,000	14.54	-	-
Exercised	(12,149)	8.59	(9,123)	10.63
Forfeited	(1,850)	10.10	(6,600)	10.52
Balance at period end	26,269	$14.25	15,268	$8.76
Exercisable at period end	1,269	$8.50	15,268	$8.76
Weighted average fair value of options granted during the year		$5.83		$-

The cash received from the exercise of stock options during the six months ended June 30, 2019 was $105 thousand, while $35 thousand was received during the six months ended June 30, 2018. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $15.17 at June 30, 2019, the options outstanding had an aggregate intrinsic value of $24 thousand. At December 31, 2018, based upon fair market value of $14.30, the outstanding options outstanding had an aggregate intrinsic value of $85 thousand.

Restricted Stock Units

RSUs are similar to restricted stock, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares. The valuation of the Company’s RSU is the closing price per share of the Company’s common stock on the date of grant.

The Company granted 18,500 RSUs during the first half of 2019, subject to a three-year vesting schedule. The Company granted 20,732 RSUs during 2018, which immediately vested upon grant.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	9,731	$17.29	52,155	$15.09
Granted	18,500	14.54	20,732	19.90
Vested	-	-	(54,542)	16.63
Forfeited	-	-	(8,614)	14.41
Balance at period end	28,231	$15.49	9,731	$17.29

At June 30, 2019, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $292 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2019	$75
2020	120
2021	90
2022	7
$292

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

	Six months ended		Three months ended
	June 30		June 30
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$112	$572	$62	$75
Director compensation paid in stock	$62	$101	$-	$-

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $540 thousand and $587 thousand, respectively, for the six months ended June 30, 2019 and 2018. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2016. Under the defined benefit SERP, Mary Ann Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully will earn vesting on a graduated schedule in which she will become fully vested on August 25, 2019, which has been established for purposes of the SERP as her retirement date. Expense related to this SERP totaled $105 thousand and $139 thousand for the six month periods ending June 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock at a discounted price, with the Company contributing up to a fifteen percent discount per offering period. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. The first offering period under the Plan commenced on October 1, 2018 and ended on December 31, 2018, and the 2018 expense related to the Plan totaled $11 thousand. The current offering period began on January 1, 2019 ending on June 30, 2019, and the expense related to the Company’s contribution to the Plan totaled $19 thousand for the six months ended June 30, 2019.

Note 12: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income	$6,344	$(7,953)	$2,088	$(2,277)
Preferred stock dividends	-	-	-	-
Net income (loss) available to common stockholders (numerator)	$6,344	$(7,953)	$2,088	$(2,277)
BASIC
Basic average common shares outstanding (denominator)	19,056,953	16,058,092	19,061,164	19,002,851
Basic income (loss) per common share	$0.33	$(0.50)	$0.11	$(0.12)
DILUTED
Average common shares outstanding	19,056,953	16,058,092	19,061,164	19,002,851
Dilutive effect of common stock equivalents	14,367	-	6,460	-
Diluted average common shares outstanding (denominator)	19,071,320	16,058,092	19,067,624	19,002,851
Diluted income (loss) per common share	$0.33	$(0.50)	$0.11	$(0.12)

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	25,326	25,000	27,245

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

Management believes that, as of June 30, 2019 and December 31, 2018, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at June 30, 2019 and December 31, 2018:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$225,871	12.37%	$146,133	8.00%	$182,666	10.00%
Howard Bancorp	$231,176	12.55%	$147,415	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$216,751	11.87%	$82,200	4.50%	$118,733	6.50%
Howard Bancorp	$193,914	10.52%	$82,921	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$216,751	11.87%	$109,599	6.00%	$146,133	8.00%
Howard Bancorp	$193,914	10.52%	$110,561	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$216,751	10.14%	$85,502	4.00%	$106,878	5.00%
Howard Bancorp	$193,914	9.06%	$85,586	4.00%	N/A
As of December 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$212,099	11.80%	$143,810	8.00%	$179,762	10.00%
Howard Bancorp	$218,425	12.14%	$143,889	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$202,226	11.25%	$80,893	4.50%	$116,846	6.50%
Howard Bancorp	$179,935	10.00%	$80,938	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$107,857	6.00%	$143,810	8.00%
Howard Bancorp	$179,935	10.00%	$107,917	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$202,226	9.84%	$82,212	4.00%	$102,765	5.00%
Howard Bancorp	$179,935	8.77%	$82,046	4.00%	N/A

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

June 30, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$61,769	$-	$61,769	$-
Mortgage-backed securities	86,927	-	86,927	-
Other investments	2,989	-	2,989	-
Loans held for sale	37,680	-	37,680	-
Loans held for investment	1,343	-	1,343	-
Rate lock commitments	466	-	-	466
Interest rate swap assets	222	-	222	-
Liabilities
Interest rate swap liabilities	234	-	234	-

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$130,397	$-	$130,397	$-
Mortgage-backed securities	90,460	-	90,460	-
Other investments	3,001	-	3,001	-
Loans held for sale	21,261	-	21,261	-
Loans held for investment	1,303	-	1,303	-
Rate lock commitments	126	-	-	126
Interest rate swap assets	100	-	100	-
Liabilities
Interest rate swap liabilities	106	-	106	-

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	June 30,	December 31,
	2019	2018
Balance, beginning of period	$126	$530
Privately held equity investment	-	(72)
Net gains (losses) included in realized and unrealized gains on mortgage banking activity in noninterest income	340	(332)
Balance, end of period	$466	$126

Assets under fair value option:

June 30, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$37,680	$36,710	$970
Loans held for investment	1,343	1,312	31

December 31, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$21,261	$20,785	$476
Loans held for investment	1,303	1,342	(39)

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was a $65 thousand valuation loss recognized during the six months ended June 30, 2019, and no valuation losses were recognized during the six months ended June 30, 2018. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at the periods presented. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

June 30, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,702	$-	$-	$4,702
Impaired loans:
Construction and land	933	-	-	933
Residential - first lien	12,530	-	-	12,530
Residential - junior lien	914	-	-	914
Commercial - owner occupied	225	-	-	225
Commercial - non-owner occupied	2,608	-	-	2,608
Commercial loans and leases	1,862	-	-	1,862
Consumer	287	-	-	287

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,449	-	-	1,449
Residential - first lien	13,259	-	-	13,259
Residential - junior lien	1,137	-	-	1,137
Commercial - owner occupied	1,268	-	-	1,268
Commercial - non-owner occupied	2,823	-	-	2,823
Commercial loans and leases	2,255	-	-	2,255
Consumer	174	-	-	174

OREO consisted of an outstanding balance at June 30, 2019 of $7.0 million, less valuation allowance of $2.3 million, and at December 31, 2018 of $6.6 million, less valuation allowance of $2.2 million. There was no related allowance on impaired loans at June 30, 2019; however, there was an allowance of $2.4 million on impaired loans at December 31, 2018.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	June 30, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$151,685	$151,685	$-	$151,685	$-
Held to maturity securities	9,750	9,915	-	-	9,915
Nonmarketable equity securities	11,220	11,220	-	11,220	-
Loans held for sale	37,680	37,680	-	37,680	-
Loans held for investment	1,343	1,343	-	1,343	-
Rate lock commitments	466	466	-	-	466
Loans and leases [1]	1,690,557	1,687,688	-	-	1,687,688
Interest rate swap	222	222	-	222	-
Financial Liabilities
Deposits	1,717,216	1,716,079	-	1,716,079	-
Short-term borrowings	220,669	220,669	-	220,669	-
Long-term borrowings	28,142	28,043	-	28,043	-
Interest rate swap	234	234	-	234	-

	December 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$223,858	$223,858	$-	$223,858	$-
Held to maturity securities	9,250	9,253	-	-	9,253
Nonmarketable equity securities	11,786	11,786	-	11,786	-
Loans held for sale	21,261	21,261	-	21,261	-
Loans held for investment	1,303	1,303	-	1,303	-
Rate lock commitments	126	126	-	-	126
Loans and leases [1]	1,638,575	1,613,506	-	-	1,613,506
Interest rate swap	100	100	-	100	-
Financial Liabilities
Deposits	1,685,806	1,681,295	-	1,681,295	-
Short-term borrowings	134,576	134,576	-	134,576	-
Long-term borrowings	142,077	142,296	-	142,296	-
Interest rate swap	106	106	-	106	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the six and three months ended June 30, 2019 and 2018.

	Unaudited
	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
NONINTEREST INCOME
Service charges on deposit accounts	$413	$247	$239	$152
Fees and other services charges	1,314	1,094	685	689
Other	39	39	15	20
Noninterest income in scope of Topic 606	1,766	1,380	939	861
Noninterest income out of scope of Topic 606	8,610	8,941	4,902	4,756
Total noninterest income	$10,376	$10,321	$5,841	$5,617

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2019 and December 31, 2018, the Bank did not have any significant contract balances.

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

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at June 30, 2019 and December 31, 2018 and our consolidated results of operations for the periods ended June 30, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

Financial highlights during the six months ended June 30, 2019 are as follows:

•	Assets - $2.3 billion, primarily from:
•	Investment securities - $172.7 million
•	Loans held for investment - $1.7 billion
•	Liabilities - $2.0 billion, primarily from:
•	Deposits - $1.7 billion
•	Borrowings - $248.8 million
•	Stockholders equity - $303.5 million

•	Net Income increased $14.3 million for the six month period ended June 30, 2019 compared to the same period in 2018. A net loss of $8.0 million for the first half of 2018 was driven by merger related expenses of $15.7 million, while there were no such merger related expenses during the first six months of 2019. However, the first six month period of 2019 included additional expenses related to our branch optimization initiative under which a total of $3.6 million in expenses were recorded in increased occupancy expense for the closing of branch locations. The $6.3 million in net income recorded for the first six month period of 2019 generated basic and diluted earnings per share of $0.33 compared to a loss of $0.50 per common share for the six month period ended June 30, 2018.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between the June 30, 2019 and December 31, 2018 balance sheets is presented below.

General

Total assets increased $29.1 million, or 1.3%, to $2.296 billion at June 30, 2019 as compared to $2.267 billion at December 31, 2018. This asset growth consisted primarily of increases in our loan portfolio of $51.3 million and cash and cash equivalents of $23.6 million, offset by a $72.2 million decrease in investment securities. Total deposits increased $31.4 million or 1.9%, while total borrowings decreased $27.8 million, when comparing balances at June 30, 2019 to balances at December 31, 2018.

Investment Securities

Available for sale

Available for sale securities are reported at fair value. We currently hold U.S. agency securities, mortgage backed securities and corporate investments in our securities portfolio, which are categorized as available for sale. We use our securities portfolio to provide the required collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) as well as to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are corporate debentures. These investments are intended to be held until maturity.

Nonmarketable equity

At June 30, 2019 and December 31, 2018, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $11.2 million and $11.8 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government Agencies	$60,684	$61,769	$130,088	$130,397
Mortgage-backed	84,542	86,927	90,242	90,460
Other investments	3,010	2,989	3,011	3,001
	$148,236	$151,685	$223,341	$223,858
Held to maturity
Corporate debentures	$9,750	$9,915	$9,250	$9,253

We had available for sale securities of $151.7 million and $223.9 million at June 30, 2019 and December 31, 2018, respectively, which were recorded at fair value. This represents a decrease of $72.2 million or 32.2% at June 30, 2019 from the prior year end primarily as a result of us selling $36.1 million in securities during the second quarter of 2019 recording a gain of $658 thousand on the sale. We intentionally decreased the size of our available for sale portfolio given the increased rate of growth in our loan portfolio and also because of the minimal spread given the yields on new investments compared to the incremental cost of funds. In 2018, all acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. For interest rate sensitivity reasons, we elected to immediately liquidate a portion of acquired securities portfolio upon the closing of the First Mariner merger and because we sold these securities acquired within days of the closing of the transaction, we did not record any gain or loss on the sale. In 2018, we sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally in 2018, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.  In the first quarter of 2018, the Bank sold $33.0 million of securities at a loss of $139 thousand.

We had securities held to maturity of $9.7 million and $9.3 million at June 30, 2019 and December 31, 2018, consisting of corporate debentures recorded at amortized cost.

With respect to our portfolio of securities available for sale, the portfolio contained 7 securities with unrealized losses of $47 thousand and 31 securities with unrealized losses of $275 thousand at June 30, 2019 and December 31, 2018, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. There were no held to maturity securities in a loss position at June 30, 2019, while three securities were in a loss position at December 31, 2018.

Loan and Lease Portfolio

Total loans and leases increased $51.3 million, or 3.1%, to $1.7 billion at June 30, 2019 from $1.6 million at December 31, 2018. Organic growth was primarily from increases in commercial loans and leases of $31.0 million, residential first lien loans of $28.2 million and commercial real estate loans of $13.4 million from December 31, 2018 as we continue to focus on the needs of small to mid-size businesses in our market area. This growth was offset by decreases on construction and land loans of $7.7 million and consumer loans of $4.0 million from December 31, 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2019		December 31, 2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$115,753	6.8%	$123,671	7.5%
Residential - first lien	411,213	24.2	383,044	23.2
Residential - junior lien	80,303	4.7	89,645	5.4
Total residential real estate	491,516	28.8	472,689	28.6
Commercial - owner occupied	232,771	13.7	234,102	14.2
Commercial - non-owner occupied	442,449	26.0	427,747	25.9
Total commercial real estate	675,220	39.7	661,849	40.1
Total real estate loans	1,282,489	75.3	1,258,209	76.2
Commercial loans and leases	367,856	21.6	336,876	20.5
Consumer	50,675	3.0	54,666	3.3
Total loans	$1,701,020	100.0%	$1,649,751	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $16.4 million to $37.7 million at June 30, 2019 from $21.3 million at December 31, 2018. The volume of mortgage loans originated for sale into the secondary market continues to be strong, with $259.9 million in loans originated in the first half of 2019 compared to $337.3 million for the same period of 2018. The 2018 levels were influenced by our consumer direct unit of our mortgage division that was closed in the second quarter of 2018, and as we previously announced, we expected this decline in levels of mortgage originations.

Leases

As a result of the Company adopting requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognized $14.8 million in right-of-use assets and $15.18 million lease liabilities for operating leases. These amounts are reflected in other assets and other liabilities on our Consolidated Balance Sheet at June 30, 2019, and primarily account for the net changes in both other assets and liabilities from the amounts reported at December 31, 2018.

Deposits

Deposits increased from $1.686 billion at December 31, 2018 to $1.717 billion at June 30, 2019, an increase of $31.4 million or 1.9%. The primary increase in deposits was the $77.6 million increase in certificates of deposit and to a lesser extent an increase in money market accounts of $1.7 million and savings accounts of $2.4 million. This growth was offset by a $43.3 million decrease in interest-bearing checking and $7.1 million decrease in noninterest-bearing checking. The composition of our deposits shifted during the second quarter of 2019 as transaction deposits of $606 million at June 30, 2019 declined by $50.3 million or 7.7% as our largest deposit relationship, reduced their balances by $61.6 million during the second quarter to fund new opportunities and investments. The decline in the transaction deposits necessitated an increase in our higher cost deposit sources, primarily certificates of deposit.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

	June 30, 2019		December 31, 2018
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$422,117	24%	$429,200	26%
Interest-bearing checking	184,060	11	227,322	13
Money market accounts	357,833	21	356,130	21
Savings	137,346	8	134,893	8
Certificates of deposit $250 and over	78,619	5	82,511	5
Certificates of deposit under $250	537,241	31	455,750	27
Total deposits	$1,717,216	100%	$1,685,806	100%

Borrowings

Customer deposits remain the primary source we utilize to meet funding needs, but we supplement this with short-term and long-term borrowings. Borrowings consist of overnight unsecured master notes, repurchase agreements, FHLB advances and subordinated debentures. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledges of U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements.

Subordinated Debt

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company used the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

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

Our borrowings totaled $248.8 million at June 30, 2019 compared to $276.7 million at December 31, 2018, reflecting a decrease of $27.8 million. Short-term borrowings at June 30, 2019 consisted of repurchase agreements and master notes of $4.7 million, and nine short-term FHLB advances totaling $216.0 million. Long-term borrowings totaled $28.1 million at June 30, 2019, consisting only of subordinated debt, compared to long term borrowings of $142.1 million at December 31, 2018. In the second quarter 2019 we repaid $85 million of long-term FHLB borrowings, recording a pre-payment penalty of $651 thousand in our other operating expenses. The early repayment of these advances was primarily for asset/liability management purposes and a result of the current rate environment.

Stockholders’ Equity

Total stockholders’ equity increased $8.8 million, or approximately 3.0%, from $294.7 million at December 31, 2018 to $303.5 million at June 30, 2019. The increase in stockholders’ equity is primarily the result of the retention of the earnings for the first half of 2019 as well as market interest rate changes which increased the level of unrealized gains in our investment portfolio.

Total stockholders’ equity at June 30, 2019 represents a capital to asset ratio of 13.2%, compared to 13.0% at December 31, 2018. Book value per share was $15.92 at June 30, 2019 and $15.48 at December 31, 2018. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.06%, 10.52% and 12.55%, respectively at June 30, 2019.

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

	Six months ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$337,331	$8,703	5.20%	$290,828	$7,094	4.92%
Commercial real estate	657,035	16,517	5.07	572,846	13,448	4.73
Construction and land	121,358	3,507	5.83	97,780	2,571	5.30
Residential real estate	486,882	11,170	4.63	395,712	8,410	4.29
Consumer	52,424	1,288	4.95	31,442	860	5.52
Total loans and leases	1,655,030	41,185	5.02	1,388,608	32,383	4.70
Loans held for sale	23,530	512	4.38	50,857	983	3.90
Other earning assets [2]	65,031	636	1.97	66,322	475	1.44
Securities: [3]
U.S. Treasury	-	-		1,494	6	0.83
U.S Gov agencies	104,233	1,431	2.77	58,239	487	1.69
Mortgage-backed	88,764	1,426	3.24	37,775	555	2.96
Corporate debentures	9,264	286	6.22	9,250	285	6.22
Other investments	13,436	453	6.79	16,886	351	4.19
Total securities	215,697	3,596	3.36	123,644	1,684	2.75
Total earning assets	1,959,288	45,929	4.73	1,629,431	35,525	4.40
Cash and due from banks	14,248			14,914
Bank premises and equipment, net	44,791			41,058
Other assets	223,198			149,283
Less: allowance for credit losses	(9,470)			(5,093)
Total assets	$2,232,055			$1,829,593
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$216,305	542	0.51%	$123,915	$141	0.23%
Money market	355,429	1,282	0.73	344,685	934	0.55
Savings	138,703	124	0.18	117,947	86	0.15
Time deposits	547,256	5,620	2.07	378,235	1,918	1.02
Total interest-bearing deposits	1,257,693	7,568	1.21	964,782	3,079	0.65
Short-term borrowings	112,785	1,335	2.39	181,105	1,407	1.57
Long-term borrowings	124,022	2,198	3.57	71,359	1,011	2.86
Total interest-bearing funds	1,494,500	11,101	1.50	1,217,246	5,497	0.91
Noninterest-bearing deposits	416,647			366,958
Other liabilities and accrued expenses	20,336			7,106
Total liabilities	1,931,483			1,591,310
Shareholders' equity	300,572			238,283
Total liabilities & shareholders' equity	$2,232,055			$1,829,593
Net interest rate spread [4]		$34,828	3.23%		$30,028	3.49%
Effect of noninterest-bearing funds			0.36			0.23
Net interest margin on earning assets [5]			3.58%			3.72%

1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended June 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$345,180	$4,478	5.20%	$340,677	$4,295	5.06%
Commercial real estate	664,079	8,407	5.08	642,032	7,685	4.80
Construction and land	116,057	1,686	5.83	109,109	1,517	5.58
Residential real estate	493,003	5,598	4.55	469,093	5,096	4.36
Consumer	51,174	641	5.02	43,774	620	5.68
Total loans and leases	1,669,493	20,810	5.00	1,604,685	19,213	4.80
Loans held for sale	30,432	321	4.23	58,011	575	3.98
Other earning assets [2]	62,629	274	1.76	70,739	261	1.48
Securities: [3]
U.S. Treasury	-	-		1,494	3	0.83
U.S Gov agencies	97,128	669	2.76	55,194	281	2.04
Mortgage-backed	87,954	699	3.19	49,166	386	3.15
Corporate debentures	9,277	143	6.18	9,250	142	6.18
Other investments	13,595	229	6.75	19,702	304	6.18
Total securities	207,954	1,740	3.36	134,806	1,116	3.32
Total earning assets	1,970,508	23,145	4.71	1,868,241	21,165	4.54
Cash and due from banks	13,853			17,703
Bank premises and equipment, net	44,567			51,419
Other assets	226,852			200,966
Less: allowance for credit losses	(8,980)			(6,179)
Total assets	$2,246,800			$2,132,150
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$207,159	248	0.48%	$146,549	$79	0.22%
Money market	354,808	670	0.76	386,228	579	0.60
Savings	139,673	66	0.19	147,525	53	0.14
Time deposits	566,284	3,020	2.14	423,841	1,018	0.96
Total interest-bearing deposits	1,267,924	4,004	1.27	1,104,143	1,729	0.63
Short-term borrowings	125,292	754	2.41	167,245	717	1.72
Long-term borrowings	110,474	1,033	3.75	121,299	839	2.77
Total interest-bearing funds	1,503,690	5,791	1.54	1,392,687	3,285	0.95
Noninterest-bearing deposits	414,502			443,222
Other liabilities and accrued expenses	25,009			7,030
Total liabilities	1,943,201			1,842,939
Shareholders' equity	303,599			289,211
Total liabilities & shareholders' equity	$2,246,800			$2,132,150
Net interest rate spread [4]		$17,354	3.17%		$17,880	3.59%
Effect of noninterest-bearing funds			0.37			0.24
Net interest margin on earning assets [5]			3.53%			3.83%

1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six months ended June 30,			Three months ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,609	$408	$1,201	$183	$122	$61
Commercial real estate	3,069	964	2,105	722	445	277
Construction and land	936	256	680	169	67	102
Residential real estate	2,760	660	2,100	502	227	275
Consumer	428	(88)	516	21	(72)	93
Loans held for sale	(471)	122	(593)	(254)	36	(290)
Securities	1,912	375	1,537	624	12	612
Other earning assets	161	175	(14)	13	49	(36)
Total interest income	10,404	2,872	7,532	1,980	886	1,094

Interest paid on:
Savings deposits	38	18	20	13	18	(5)
Interest bearing checking	401	169	232	169	95	74
Money market accounts	348	303	45	91	151	(60)
Time deposits	3,702	1,971	1,731	2,002	1,246	756
Short-term borrowings	(72)	734	(806)	37	289	(252)
Long-term borrowings	1,187	253	934	194	297	(103)
Total interest expense	5,604	3,448	2,156	2,507	2,097	410
Net interest earned	$4,800	$(576)	$5,376	$(527)	$(1,211)	$684

(1)       Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the six months ended June 30, 2019 and June 30, 2018 is presented below.

General

Because of the timing of the First Mariner merger closing on March 1, 2018, the first half operating results of 2018 included only four months’ worth of combined revenues and operating expenses. Additionally the first six months of 2018 results included $15.7 million in expenses relating to the closing of the First Mariner merger while 2019 did not have any merger related expenses.

Net income increased $14.3 million to a net income of $6.3 million for the six months ended June 30, 2019 compared to net loss of $8.0 million for the six months ended June 30, 2018. The net loss of $8.0 million for the first half of 2018 was driven by merger related expenses of $15.7 million, while there were no such merger related expenses during the first six months of 2019. However, the first six month period of 2019 included additional expenses related to our branch optimization initiative under which a total of $3.6 million in expenses were recorded in increased occupancy expense for the closing of branch locations. Earnings per common share for the first six months of 2019 were $0.33 compared to a loss per common share $0.50 for the same period of 2018.

Interest Income

Interest income increased $10.4 million, or 29.3%, to $45.9 million for the six months ended June 30, 2019 compared to $35.5 million for the same period in 2018. Interest income and fees on portfolio loans increased $8.8 million for the first half of 2019 compared to the same period in 2018, as average portfolio loans increased by $266.4 million, while the yield on the portfolio loans increased by 32 basis points when comparing the two periods. The increase in loan yields was market driven and was experienced in nearly every category of loans. Other factors that affected the increase of interest income were increases in interest income from investment securities of $1.9 million on an average balances increase of $92.1 million and an increase in the yields on these securities of 61 basis points when comparing the two periods.

Interest Expense

Interest expense increased $5.6 million to $11.1 million for the six months ended June 30, 2019, compared to $5.5 million for the same period in 2018. Interest expense on deposits increased by $4.5 million as a result of an average balance increase of $292.9 million in our interest-bearing deposits for the first half of 2019 compared to the first half of 2018 as well as an increase in the average rate paid on interest-bearing deposits, which increased 56 basis points. Our interest expense on borrowings increased $1.1 million for the first half of 2019 compared to the first half of 2018. While the average balance of borrowings decreased $15.9 million when comparing the first half of 2019 to the same period in 2018, the average rate paid on such borrowings increased 86 basis points during the same period, due to both the higher market rates as well as the issuance of the subordinated debt in December 2018.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes to interest income and interest expense described above, net interest income increased $4.8 million, or 16.0%, during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $2.8 million for the six months ended June 30, 2019 compared to $2.5 million for the same period in 2018. The 2019 provision was primarily driven by higher loan growth in the second quarter of 2019 along with charging off loans in 2019 that previously had specific reserves held against them. The 2019 charge offs increased our cumulative historic loss experience, which increased the levels of allowance needed during 2019.

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

Noninterest Income

Total noninterest income remained relatively unchanged, totaling $10.4 million for the six months ended June 30, 2019 compared to $10.3 million for the same period in 2018. The change in noninterest income was driven by reductions in mortgage banking revenues, down $2.1 million in the first half of 2019 compared to the same period 2018. This decline was a result of the intended de-emphasis of mortgage banking announced at the time of the acquisition of First Mariner as well as the discontinuation of the national leads-based Consumer Direct mortgage unit in April 2018. Partially offsetting this decline, was a gain on the sale of securities of $658 thousand which was part of an overall interest rate positioning strategy. Additionally, 2019 benefitted from the receipt of a $300 thousand prepayment penalty on one large loan that paid off early which occurred in the first quarter. Service charges on deposit accounts, for the first half of 2019, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased $395 thousand and other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services increased $277 thousand when comparing the six month periods.

Noninterest Expenses

Noninterest expenses decreased $14.0 million to $34.3 million for the six months ended June 30, 2019 from $48.3 million for the six months ended June 30, 2018. The greatest impact on the noninterest expense decrease was $15.7 million in merger related expenses associated with the First Mariner merger in the first half of 2018 with no merger related expenses reflected in the same period of 2019. Excluding the merger related expenses for 2018, noninterest expenses would have had an increase of $1.7 million when comparing the 2019 versus 2018 six month operating periods. However the second quarter of 2019 noninterest expense included approximately $3.6 million in occupancy expenses related to the costs of our reduction in branch locations as a part of our branch optimization initiatives and $651 thousand of other operating expense related to the early prepayment of several higher rate FHLB advances. Compensation and benefits decreased $1.2 million, primary as a result of efficiencies recognized from joint merger employee expenses. Occupancy and equipment expenses increased $2.6 million period over period, however excluding the $3.6 million in branch expenses noted above, occupancy expenses decreased by $1 million for the first half of 2019 compared to the same period in 2018 due to a reduction in office and branch locations during 2018. In aggregate, all other noninterest expenses categories have remained relatively unchanged when comparing the six month periods.

Income Tax Expense

For the first half of 2019, we had income tax expense of $1.7 million compared to a net tax benefit of $2.5 million at June 30, 2018 because of the pretax loss resulting from the First Mariner merger expenses. The first six months of 2019 benefited from a reduction of $300 thousand in tax expense during the first quarter, resulting from recent IRS regulations concerning the tax exemption of BOLI acquired in an acquisition. Prior to the first quarter of 2019, the income earned since the merger date, March 1, 2018, from acquired BOLI was not treated as tax exempt, however with the new IRS regulation, the income on the acquired BOLI is now exempt from income tax, and the $300 thousand cumulative adjustment reduced our tax expense in the first quarter of 2019. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate. As a result of these effects, our effective tax rate decreased to 21.3% for the first six months of 2019 from 24.2% for the first half of 2018.

A comparison between the three months ended June 30, 2019 and June 30, 2018 is presented below.

General

Net income increased $4.4 million to a net income of $2.1 million for the three months ended June 30, 2019 compared to net loss of $2.3 million for the three months ended June 30, 2018. As stated above, the driver of the 2019 increase compared to 2018 was the $5.7 million in merger related expenses recorded in the second quarter of 2018.

Interest Income

Interest income increased $2.0 million to $23.1 million for the three months ended June 30, 2019 compared to $21.2 million for the same period in 2018. Interest income and fees on portfolio loans increased $1.6 million for the second quarter compared to the same period in 2018, as average portfolio loans increased $64.8 million. The remaining quarter over quarter increase in interest income resulted from increases in interest on our securities portfolio of $624 thousand primarily as a result of volume and a 4 basis point increase in yields.

Interest Expense

Interest expense increased $2.5 million to $5.8 million for the three months ended June 30, 2019, compared to $3.3 million for the same period in 2018. Interest expense on deposits increased $2.3 million as a result of an increase in the average balance of $163.8 million for the second quarter of 2019 compared to the same period in 2018. In addition, our interest expense on borrowings increased $231 thousand for the second quarter of 2019 compared to the second quarter of 2018 primarily as a result of 167 basis point increase in interest rates given current market conditions and the afore mentioned subordinated debt issuance.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income decreased $526 thousand during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $1.1 million for the three months ended June 30, 2019 compared to $1.4 million for the same period in 2018, a decrease of $315 thousand. This decrease was primarily a result of charging off loans in the second quarter of 2018 that previously had specific reserves applied against them, and the charge offs increased our cumulative historic loss experience, which increased the necessary levels of the allowance.

Noninterest Income

Noninterest income was $5.8 million for the three months ended June 30, 2019 compared to $5.6 million for the three months ended June 30, 2018, a $224 thousand or 4.0% increase. Noninterest income from realized and unrealized gains on mortgage banking revenues increased approximately $685 thousand. Although 2019 mortgage origination levels were lower for the first half of 2019 compared to 2018, the 2019 monthly origination levels were relatively stable, while immediately after the merger, combined origination levels decreased in 2018, which negatively impacted fair value revenues for the first six months of 2018. With the lower levels of mortgage originations for 2019 compared to 2018, we experienced a decline in loan related fees of nearly $1.1 million for the first half of 2019 compared to the same period in 2018. Also impacting noninterest income for the second quarter of 2019 was a gain on the sale of securities of $658 thousand which was part of an overall interest rate positioning.

Noninterest Expenses

Noninterest expenses decreased $5.7 million during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The greatest impact on the noninterest expense decrease was $5.7 million in merger related expenses associated with the First Mariner acquisition in the second quarter of 2018 with no merger related expenses reflected in the same period of 2019. Excluding the 2018 merger expenses, the noninterest expenses for 2019 were relatively unchanged from 2018. However when comparing the three month periods for 2019 to 2018, compensation expenses decreased $1.6 million, marketing related expenses decreased by $620 thousand and loan related expenses decreased $609 thousand. These expense reductions were offset by a $2.6 million increase in occupancy expense, which includes $3.6 million recorded in the second quarter of 2019 toward the reduction in branch locations. Excluding this $3.6 million, occupancy expenses would have decreased by $1.0 million for the second quarter of 2019 compared to the same period in 2018. Other operating expenses reflects $651 thousand of expense related to the early prepayment of a few higher rate FHLB advances.

Income Tax Expense

Income tax expense for the three months ended June 30, 2019 was $543 thousand. Because of the pre-tax loss in the second quarter 2018 we had an income tax benefit of $791 thousand, resulting in a change in tax expense of $1.3 million when comparing the two quarters.

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

(in thousands)	June 30, 2019	December 31, 2018
Non-accrual loans:
Real estate loans:
Construction and land	$808	$1,323
Residential - first lien	11,555	12,278
Residential - junior lien	914	1,137
Commercial	2,833	6,286
Commercial and leases	1,808	2,417
Consumer	287	174
Total non-accrual loans	18,205	23,615
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	975	982
Total accruing troubled debt restructured loans	1,100	1,107
Total non-performing loans	19,305	24,722
Other real estate owned:
Land	1,707	1,772
Residential - first lien	1,437	1,062
Commercial	1,558	1,558
Total other real estate owned	4,702	4,392
Total non-performing assets	$24,007	$29,114
Ratios:
Non-performing loans to total gross loans	1.13%	1.50
Non-performing assets to total assets	1.05%	1.28
Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$351
Residential - first lien	1,440	570
Residential - junior lien	84	-
Commercial	348	-
	$1,872	$921

Included in non-accrual loans at June 30, 2019 are four troubled debt restructured loans (“TDRs”) totaling $1.6 million that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were three TDRs totaling $1.1 million performing subject to their modified terms at June 30, 2019. There were no additional loans restructured during the first half of 2019.

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

Nonperforming assets amounted to $24.0 million, or 1.05% of total assets, at June 30, 2019 compared to $29.1 million, or 1.28% of total assets, at December 31, 2018. Total nonperforming assets decreased $5.1 million during the first half of 2019 primarily as a result of charging-off of several of the loans included in nonperforming assets at December 31, 2018.

The composition of our nonperforming assets at June 30, 2019 is further described below:

Non-Accrual Loans:

•	Two construction and land loans.

•	45 residential first lien loans, five with a combined fair value of $4.0 million in the process of foreclosure.
•	19 residential junior lien loans, two with a combined fair value of $73 thousand in the process of foreclosure.
•	Two commercial owner occupied loans.
•	8 commercial non-owner occupied loans, representing six separate relationships.
•	12 commercial loans, two with a Small Business Administration (“SBA”) guarantee
•	Three consumer loans.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan
•	Two residential real estate loans

Other Real Estate Owned:

•	Several parcels of unimproved land.
•	Several lots of non-residential property.
•	Two commercial real estate properties.
•	Six residential 1-4 family properties.

There was one new property transferred into OREO with a carrying value of $375 thousand in the first half of 2019. Costs relating to OREO recorded in noninterest expenses were $66 thousand and $63 thousand for the six months ended June 30, 2019 and 2018, respectively and $39 thousand and $41 thousand for the three months ended June 30, 2019 and 2018, respectively. There was a $65 thousand valuation allowance recorded in the second quarter of 2019 as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount, there was no valuation allowance recorded in the first half of 2018. We did not sell any OREO properties in 2019, and we sold one property in the first half of 2018 with a carrying amount of $593 thousand, recording a net loss on the sale of $45 thousand.

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

At June 30, 2019 and December 31, 2018, nonperforming loans amounted to $19.3 million and $24.7 million, respectively. There were no loans requiring specific reserves in 2019. The amount of impaired loans requiring specific reserves totaled $3.0 million at December 31, 2018, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed. The amount of impaired loans without a specific valuation allowance totaled $19.3 million and $21.7 million, respectively, at such dates.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	June 30, 2019	December 31, 2018
Balance at beginning of year	$9,873	$6,159
Charge-offs:
Real estate
Construction and land loans	(282)	(202)
Residential first lien loans	(362)	(142)
Residential junior lien loans	(471)	(195)
Commercial owner occupied loans	(44)	(28)
Commercial non-owner occupied loans	(2,026)	(797)
Commercial loans and leases	(525)	(1,092)
Consumer loans	(18)	(63)
	(3,728)	(2,519)
Recoveries:
Real estate
Construction and land loans	-	-
Residential first lien loans	-	8
Residential junior lien loans	104	10
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	3	32
Commercial loans and leases	32	88
Consumer loans	1	4
	140	142
Net charge-offs	(3,588)	(2,377)
Provision for credit losses	2,835	6,091
Balance at end of period	$9,120	$9,873

Net charge-offs to average loans and leases	0.22%	0.16%

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

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$1,128	6.8%	$741	7.5%
Residential first lien loans	1,790	24.2	1,170	23.2
Residential junior lien loans	437	4.7	292	5.4
Commercial owner occupied loans	893	13.7	735	14.2
Commercial non-owner occupied loans	2,799	26.0	4,057	25.9
Commercial loans and leases	1,695	21.7	2,644	20.5
Consumer loans	378	3.0	234	3.3
Total	$9,120	100.0%	$9,873	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2019 and December 31, 2018.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019 and December 31, 2018, cash and cash equivalents totaled $125.1 million and $101.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At June 30, 2019 and December 31, 2018, we had $297.2 million and $387.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $115.0 million and $104.5 million at June 30, 2019 and December 31, 2018, respectively, and $282.1 million and $282.8 million in unused lines of credit to borrowers at June 30, 2019 and December 31, 2018, respectively. In addition to commitments to originate loans and unused lines of credit we had $15.7 million and $16.7 million in letters of credit at June 30, 2019 and December 31, 2018, respectively. Certificates of deposit of $437.7 million or 71% of our CD’s are scheduled to mature during the remainder of 2019. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of June 30, 2019.

Our primary investing activity is originating loans. During the six months ended June 30, 2019 and 2018, cash used to fund net loan growth was $54.3 million and $10.7 million, respectively. During the first half of 2019 we purchased $6.5 million of securities while receiving $45.7 million as a result of securities maturing or being called and $35.4 million from the sale of securities. For the same period in 2018 we purchased $44.5 million of new securities while receiving $112.0 million as a result of securities sales and maturing securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in deposits of $31.4 million during the six months ended June 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $216.0 million at June 30, 2019 compared to $232.0 million at December 31, 2018. At June 30, 2019, we had the ability to borrow up to a total of $424.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019 and December 31, 2018, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at June 30, 2019 and December 31, 2018 are as follows:

(in thousands)	June 30, 2019	December 31, 2018
Unfunded loan commitments	$115,020	$104,466
Unused lines of credit	282,146	282,822
Letters of credit	15,655	16,661

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at June 30, 2019 or December 31, 2018 as a liability for credit loss related to these commitments.

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

Management believes that short term interest rate risk is best measured by simulation modeling. This analysis calculates expected net interest income based upon historical trends, spreads to market rates, historical market relationships, prepayment behavior and current and expected product offerings using base market rates and using a rising and a falling interest rate scenario. For example, if rates were to rise 1.00% or 2.00% over the next 12 months, net interest income might increase. Conversely, if rates were to decline over the next 12 months, net interest income might decline.

These estimates are highly assumption-dependent, and may change regularly as the Company’s asset/liability structure and business evolves from one period to the next, results will vary as different interest rate scenarios are used and are measured relative to a base net interest income scenario that may change.

For the rising and falling interest rate scenarios, the base market interest rate forecast are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. At June 30, 2019, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation of Howard Bancorp, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc., incorporated by reference to Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA, incorporated by reference to Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc., incorporated by reference to Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.5	Amended and Restated Bylaws of Howard Bancorp, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed May 22, 2019
31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

August 9, 2019	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
Chief Executive Officer

August 9, 2019	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
Executive Vice President and Chief Financial Officer

