Form 10-Q
period 2019-09-30
Howard Bancorp Inc
filed 2019-11-08
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of common stock outstanding as of October 31, 2019.

Common Stock, $0.01 par value – 19,081,777 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, particularly with respect to our business plan and strategies, including opening of additional branches, expansion into new markets, potential acquisitions, increasing capital, market share, loan, investments and asset growth, revenue and profit growth and expanding client relationships. Actual results could differ materially from those anticipated in such forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	our ability to successfully integrate acquired entities, if any;
•	our ability to fully realize the expected benefits and other impacts of acquisitions;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”) and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel;
•	the impact of recent branch closures and the opening of new branches on expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	our ability to continue our expected focus on commercial customers as well as continuing to originate residential real estate loans and both maintaining our residential mortgage loan portfolio and continuing to sell loans into the secondary market;
•	the impact of the Tax Cuts and Jobs Act (the “TCJA”) of 2017;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	the impact of interest rate changes on our net interest income; and
•	the effects of other factors, including those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other documents filed by the Company with the SEC from time to time.

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

PART I

Item 1.   Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Cash and due from banks	$74,655	$100,976
Federal funds sold	354	522
Total cash and cash equivalents	75,009	101,498
Securities available for sale, at fair value	164,026	223,858
Securities held to maturity, at amortized cost	9,750	9,250
Nonmarketable equity securities	13,642	11,786
Loans held for sale, at fair value	46,713	21,261
Loans and leases, net of unearned income	1,729,880	1,649,751
Allowance for credit losses	(9,598)	(9,873)
Net loans and leases	1,720,282	1,639,878
Bank premises and equipment, net	42,693	45,137
Goodwill	65,949	70,697
Core deposit intangible	9,186	11,482
Bank owned life insurance	75,364	74,153
Other real estate owned	3,926	4,392
Deferred tax assets, net	36,049	35,285
Interest receivable and other assets	30,886	17,837
Total assets	$2,293,475	$2,266,514
LIABILITIES
Noninterest-bearing deposits	$442,549	$429,200
Interest-bearing deposits	1,213,074	1,256,606
Total deposits	1,655,623	1,685,806
Short-term borrowings	274,161	134,576
Long-term borrowings	28,191	142,077
Accrued expenses and other liabilities	26,748	9,372
Total liabilities	1,984,723	1,971,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,081,777 shares at September 30, 2019 and 19,039,347 at December 31, 2018	191	190
Capital surplus	276,431	275,843
Retained earnings	29,258	18,277
Accumulated other comprehensive income	2,872	373
Total stockholders’ equity	308,752	294,683
Total liabilities and stockholders’ equity	$2,293,475	$2,266,514

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands, except share data)	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$62,880	$54,293	$21,183	$20,927
Interest and dividends on securities	5,095	2,856	1,499	1,172
Other interest income	909	812	273	337
Total interest income	68,884	57,961	22,955	22,436
INTEREST EXPENSE
Deposits	11,630	5,401	4,062	2,322
Short-term borrowings	2,539	1,980	1,204	573
Long-term borrowings	2,672	1,905	474	894
Total interest expense	16,841	9,286	5,740	3,789
NET INTEREST INCOME	52,043	48,675	17,215	18,647
Provision for credit losses	3,443	3,241	608	696
Net interest income after provision for credit losses	48,600	45,434	16,607	17,951
NONINTEREST INCOME
Service charges on deposit accounts	2,037	1,567	726	651
Realized and unrealized gains on mortgage banking activity	5,847	4,424	2,054	986
Gain (loss) on the sale of securities	658	(139)	-	-
(Loss) Gain on the disposal of bank premises & equipment	(83)	236	-	236
Income from bank owned life insurance	1,392	1,159	485	454
Loan fee income	3,022	4,768	984	843
Other operating income	2,537	2,162	784	686
Total noninterest income	15,410	14,177	5,033	3,856
NONINTEREST EXPENSE
Compensation and benefits	24,245	26,171	7,939	8,691
Occupancy and equipment	8,196	6,157	1,442	1,990
Amortization of core deposit intangible	2,296	2,056	745	834
Marketing and business development	1,486	2,649	545	540
Professional fees	2,250	1,766	747	743
Data processing fees	3,697	2,800	1,172	1,152
Merger and restructuring expense	-	15,461	-	(212)
FDIC assessment	604	844	36	430
Other real estate owned	524	102	393	83
Loan production expense	1,981	2,932	761	680
Other operating expense	4,438	3,750	1,625	1,465
Total noninterest expense	49,717	64,688	15,405	16,396
INCOME (LOSS) BEFORE INCOME TAXES	14,293	(5,077)	6,235	5,411
Income tax expense (benefit)	3,312	(1,103)	1,598	1,432
NET INCOME (LOSS)	$10,981	$(3,974)	$4,637	$3,979
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.58	$(0.23)	$0.24	$0.21
Diluted	$0.58	$(0.23)	$0.24	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net Income (Loss)	$10,981	$(3,974)	$4,637	$3,979
Other comprehensive income (loss)
Investments available-for-sale:
Reclassification adjustment for (gain) loss	(658)	139	-	-
Related income tax	181	(38)	-	-
Unrealized holding gains (losses)	4,106	(434)	516	(146)
Related income tax (expense) benefit	(1,130)	129	(141)	58
Comprehensive income (loss)	$13,480	$(4,178)	$5,012	$3,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Nine months ended
Balances at January 1, 2018	9,820,592	$98	$110,387	$22,105	$(337)	$132,253
Net loss	-	-	-	(3,974)	-	(3,974)
Net unrealized loss on securities	-	-	-	-	(204)	(204)
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	11,868	-	217	-	-	217
Exercise of options	6,590	-	71	-	-	71
Stock-based compensation	51,592	-	609	-	-	609
Balances at September 30, 2018	19,033,864	$190	$275,770	$18,131	$(541)	$293,550

Balances at January 1, 2019	19,039,347	$190	$275,843	$18,277	$373	$294,683
Net income	-	-	-	10,981	-	10,981
Net unrealized gain on securities	-	-	-	-	2,499	2,499
Director stock awards	9,202	-	127	-	-	127
Exercise of options	13,418	1	115	-	-	116
Employee stock purchase plan	19,539	-	280	-	-	280
Repurchased shares	(4,900)	-	(68)	-	-	(68)
Stock-based compensation	5,171	-	134	-	-	134
Balances at September 30, 2019	19,081,777	$191	$276,431	$29,258	$2,872	$308,752

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Three months ended
Balances at June 30, 2018	19,008,960	$190	$275,581	$14,152	$(453)	$289,470
Net income	-	-	-	3,979	-	3,979
Net unrealized loss on securities	-	-	-	-	(88)	(88)
Acquisition of First Mariner Bank	-	-	-	-	-	-
Director stock awards	7,068	-	116	-	-	116
Exercise of options	3,306	-	36	-	-	36
Stock-based compensation	14,530	-	37	-	-	37
Balances at September 30, 2018	19,033,864	$190	$275,770	$18,131	$(541)	$293,550

Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527
Net income	-	-	-	4,637	-	4,637
Net unrealized gain on securities	-	-	-	-	375	375
Director stock awards	4,400	-	65	-	-	65
Exercise of options	1,269	-	11	-	-	11
Employee stock purchase plan	12,757	-	183	-	-	183
Repurchased shares	(4,900)	-	(68)	-	-	(68)
Stock-based compensation	5,171	-	22	-	-	22
Balances at September 30, 2019	19,081,777	$191	$276,431	$29,258	$2,872	$308,752

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,981	$(3,974)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	3,443	3,241
Deferred income tax	3,034	1,528
Provision for other real estate owned	367	-
Depreciation and amortization	1,785	1,849
Stock-based compensation	529	826
Net (accretion) amortization of investment securities	(39)	29
Net accretion of discount on purchased loans	(1,309)	(1,825)
(Gain) loss on sales of securities	(658)	139
Loss (gain) on the sale of property	83	(236)
Net amortization of intangible asset	2,296	2,056
Loans originated for sale	(419,588)	(497,678)
Proceeds from sale of loans originated for sale	399,983	544,191
Realized and unrealized gains on mortgage banking activity	(5,847)	(4,424)
Loss (gain) on sales of other real estate owned, net	1	(50)
Cash surrender value of BOLI	(1,392)	(1,159)
Decrease in interest receivable	192	-
Increase in interest payable	110	462
Decrease in other assets	825	4,681
Increase (decrease) in other liabilities	1,517	(3,639)
Net cash (used in) provided by operating activities	(3,687)	46,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(24,046)	(44,535)
Purchases of investment securities held-to-maturity	(500)	-
Proceeds from sale/maturities of investment securities available-for-sale	87,365	116,916
Net increase in loans and leases outstanding	(83,078)	(24,062)
Proceeds from the sale of other real estate owned	1,028	978
Purchase of premises and equipment	(539)	(1,943)
Proceeds from the sale of premises and equipment	1,392	1,659
Cash acquired in acquisition	-	29,285
Net cash (used in) provided by investing activities	(18,378)	78,298
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(30,183)	54,287
Net increase (decrease) in short-term borrowings	139,586	(215,048)
Net (decrease) increase in long term debt	(113,886)	109,061
Net proceeds from issuance of common stock, net of cost	127	71
Repurchase of common stock	(68)	-
Net cash used in financing activities	(4,424)	(51,629)

Net (decrease) increase in cash and cash equivalents	(26,489)	72,686
Cash and cash equivalents at beginning of period	101,498	28,972
Cash and cash equivalents at end of period	$75,009	$101,658
SUPPLEMENTAL INFORMATION
Cash payments for interest	$16,732	$8,549
Cash payments for income taxes	-	-
Transferred from loans to other real estate owned	375	174
Cash payments for operating leases	1,069	2,464
Assets acquired in business combination (net of cash received)	-	971,431
Liabilities assumed in business combination	-	897,569
Lease liabilities arising from obtaining right of use assets (see Note 8)	18,009	-

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

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain institutional accredited investors (the “Purchasers”) pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028 (the “Notes”). The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in a private offering in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and the provisions of Regulation D thereunder. The Company used the net proceeds from this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

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

The FASB has issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. ASU 2018-13 is not expected have a material impact on the Company’s Consolidated Financial Statements.

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment charges should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company will evaluate the guidance in this Update but does not expect it to have a significant impact on the Company’s financial position or results of operations.

The FASB has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC that would delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. On October 16, 2019, the FASB approved its proposal to delay the effective date for smaller reporting companies and plan to release a final ASU in mid-November. As the Company is a smaller reporting company for fiscal year 2019, the proposed delay would be applicable. The Company has engaged a third party vendor and is currently gathering historical data and reviewing the methodologies and assumptions utilized to determine the impact of this update on the Company’s Consolidated Financial Statements.

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

The goodwill resulting from the First Mariner merger at September 30, 2019 of $65.3 million is lower than the $70.1 million reflected at December 31, 2018 due to a change in the acquired value of the net deferred tax asset included in other assets above. At the acquisition date, wording of the Tax Cut Jobs Act (“TCJA”) appeared to indicate that appreciation in the cash value of acquired BOLI would not be considered exempt from taxation.  However, industry groups and congress had urged the IRS to issue regulations to clarify how this section of the TCJA would be applied.  In the first quarter of 2019, the IRS issued new guidance which clarified the new law and made it more likely than not that the appreciated value of the BOLI acquired by the Company would be tax exempt. The final regulation maintaining the tax exemption for acquired BOLI was issued in October 2019.

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

	Nine months ended	Three months ended
	September 30, 2018	September 30, 2018
Net interest income after provision	$51,442	$17,951
Noninterest income	16,207	3,856
Noninterest expense	58,647	16,608
Net income	6,525	3,768
Net income per share	$0.34	$0.20

Note 3: Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$65,698	$1,165	$1	$66,862	$130,088	$428	$119	$130,397
Mortgage-backed	91,354	2,860	39	94,175	90,242	364	146	90,460
Other investments	3,010	-	21	2,989	3,011	-	10	3,001
	$160,062	$4,025	$61	$164,026	$223,341	$792	$275	$223,858
Held to maturity
Corporate debentures	$9,750	$174	$-	$9,924	$9,250	$45	$42	$9,253

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018 are presented below:

September 30, 2019

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$4,527	$1	$999	$-	$5,526	$1
Mortgage-backed	8,003	30	981	9	8,984	39
Other investments	2,989	21	-	-	2,989	21
	$15,519	$52	$1,980	$9	$17,499	$61
Held to maturity
Corporate debentures	$-	$-	$-	$-	$-	$-

December 31, 2018

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government Agencies	$3,049	$3	$13,887	$116	$16,936	$119
Mortgage-backed	26,197	54	2,107	92	28,304	146
Other investments	3,001	10	-	-	3,001	10
	$32,247	$67	$15,994	$208	$48,241	$275
Held to maturity
Corporate debentures	$2,458	$42	$-	$-	$2,458	$42

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The portfolio contained 8 securities with unrealized losses and 31 securities with unrealized losses at September 30, 2019 and December 31, 2018, respectively.

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

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

	September 30, 2019		December 31, 2018
	Amortized	Estimated Fair	Amortized	Estimated Fair
(in thousands)	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$2,496	$2,494	$38,936	$38,892
After one through five years	60,206	61,263	88,175	88,513
After five through ten years	20,329	20,845	19,873	19,921
After ten years	86,781	89,348	85,607	85,785
	$169,812	$173,950	$232,591	$233,111

At September 30, 2019 and December 31, 2018, $12.7 million and $42.3 million in fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at September 30, 2019.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore metropolitan area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2019 and December 31, 2018 are presented in the following table:

	September 30, 2019		December 31, 2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$124,326	7.2%	$123,671	7.5%
Residential - first lien	415,688	24.0	383,044	23.2
Residential - junior lien	76,272	4.4	89,645	5.4
Total residential real estate	491,960	28.4	472,689	28.6
Commercial - owner occupied	239,464	13.8	234,102	14.2
Commercial - non-owner occupied	442,813	25.6	427,747	25.9
Total commercial real estate	682,277	39.4	661,849	40.1
Total real estate loans	1,298,563	75.0	1,258,209	76.2
Commercial loans and leases	383,557	22.2	336,876	20.5
Consumer	47,760	2.8	54,666	3.3
Total loans	$1,729,880	100.0%	$1,649,751	100.0%

Net loan origination fees, which are included in the amounts above, totaled $1.2 million and $307 thousand at September 30, 2019 and December 31, 2018, respectively.

Acquired Impaired Loans

The following table documents changes in the accretable discount on acquired impaired loans:

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$877	$-	$767	$1,021
Impaired loans acquired	-	1,055	-	-
Accretion of fair value discounts	(156)	(92)	(46)	(58)
Balance at end of period	$721	$963	$721	$963

The table below presents the outstanding balances and related carrying amounts for all acquired impaired loans at the end of the respective periods.

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At September 30, 2019	$11,409	$9,147
At December 31, 2018	15,463	11,446
At September 30, 2018	16,479	12,503

Note 5: Credit Quality Assessment

Allowance for Credit Losses

The following tables provide information on the activity in the allowance for credit losses by the respective loan portfolio segment for the periods ended September 30, 2019 and September 30, 2018:

	September 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Nine months ended:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(453)	(508)	(46)	(2,026)	(622)	(23)	(3,960)
Recoveries	79	-	114	-	12	35	2	242
Provision for credit losses	810	1,246	535	245	787	(320)	140	3,443
Ending balance	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598

Three months ended:
Beginning balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120
Charge-offs	-	(91)	(37)	(2)	-	(97)	(5)	(232)
Recoveries	79	-	10	-	9	3	1	102
Provision for credit losses	141	264	23	43	22	136	(21)	608
Ending balance	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598

	September 30, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(121)	(195)	(1)	(749)	(977)	(59)	(2,304)
Recoveries	-	8	7	-	31	77	5	128
Provision for credit losses	125	454	304	82	1,261	743	272	3,241
Ending balance	$658	$1,009	$293	$698	$1,953	$2,372	$241	$7,224

Three months ended:
Beginning balance	$661	$680	$213	$726	$1,623	$2,667	$49	$6,619
Charge-offs	-	(19)	(46)	-	(3)	(65)	(10)	(143)
Recoveries	-	7	7	-	29	9	-	52
Provision for credit losses	(3)	341	119	(28)	304	(239)	202	696
Ending balance	$658	$1,009	$293	$698	$1,953	$2,372	$241	$7,224

The following tables provide additional information on the allowance for credit losses at September 30, 2019 and December 31, 2018:

	September 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598
Loans:
Ending balance	$124,326	$415,688	$76,272	$239,464	$442,813	$383,557	$47,760	$1,729,880
individually evaluated for impairment	$493	$13,773	$1,012	$569	$1,782	$2,086	$288	$20,003
collectively evaluated for impairment	$123,833	$401,915	$75,260	$238,895	$441,031	$381,471	$47,472	$1,709,877

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$2,195	$200	$-	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	7,478
Loans:
Ending balance	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751
individually evaluated for impairment	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	24,760
collectively evaluated for impairment	$122,222	$369,785	$88,508	$232,834	$422,729	$334,421	$54,492	$1,624,991

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	September 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$123,958	$402,887	$75,260	$238,895	$440,954	$381,864	$47,472	$1,711,290
Special mention	-	-	-	-	-	-	-	-
Substandard	368	12,801	1,012	569	1,859	1,693	288	18,590
Doubtful	-	-	-	-	-	-	-	-
Total	$124,326	$415,688	$76,272	$239,464	$442,813	$383,557	$47,760	$1,729,880

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$122,270	$370,766	$88,507	$228,408	$422,591	$334,152	$54,492	$1,621,186
Special mention	78	-	-	3,877	-	-	-	3,955
Substandard	1,323	12,278	1,138	1,817	5,156	2,724	174	24,610
Doubtful	-	-	-	-	-	-	-	-
Total	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of possible credit deterioration.

An aged analysis of past due loans is as follows:

	September 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$123,958	$400,454	$73,993	$238,376	$440,775	$381,717	$47,292	$1,706,565
Accruing loans past due:
30-59 days past due	-	-	1,157	168	204	48	69	1,646
60-89 days past due	-	2,311	110	-	-	99	111	2,631
Greater than 90 days past due	-	122	-	351	52	-	-	525
Total past due	-	2,433	1,267	519	256	147	180	4,802

Non-accrual loans [1]	368	12,801	1,012	569	1,782	1,693	288	18,513

Total loans	$124,326	$415,688	$76,272	$239,464	$442,813	$383,557	$47,760	$1,729,880

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans:
Accruing loans current	$121,831	$361,522	$86,884	$232,834	$422,297	$334,058	$54,483	$1,613,909
Accruing loans past due:
30-59 days past due	-	6,433	937	-	432	94	9	7,905
60-89 days past due	166	2,241	687	-	-	307	-	3,401
Greater than 90 days past due	351	570	-	-	-	-	-	921
Total past due	517	9,244	1,624	-	432	401	9	12,227

Non-accrual loans [1]	1,323	12,278	1,137	1,268	5,018	2,417	174	23,615

Total loans	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $19.0 million or 1.1% of total loans outstanding at September 30, 2019, which represents a decrease from $24.5 million, or 1.5%, at December 31, 2018.

The following tables reflect impaired loans at September 30, 2019 and December 31, 2018:

	September 30, 2019
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$493	$13,773	$1,012	$569	$1,782	$2,086	$288	$20,003
With an allowance recorded	-	-	-	-	-	-	-	-
With no related allowance recorded	493	13,773	1,012	569	1,782	2,086	288	20,003
Related allowance	-	-	-	-	-	-	-	-
Unpaid principal	679	15,028	1,229	586	2,083	3,321	302	23,228
Nine months ended:
Average balance of impaired loans	818	16,107	1,532	596	2,115	3,650	313	25,131
Interest income recognized	4	287	69	28	11	38	5	442
Three months ended:
Average balance of impaired loans	810	16,036	1,508	590	2,102	3,680	313	25,039
Interest income recognized	2	144	37	20	2	21	-	226

	December 31, 2018
				Commercial	Commercial	Commercial
	Construction	Residential	Residential	owner	non-owner	loans	Consumer
(in thousands)	& land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	$24,760
With an allowance recorded	-	-	-	-	2,816	200	-	3,016
With no related allowance recorded	1,449	13,259	1,137	1,268	2,202	2,255	174	21,744
Related allowance	-	-	-	-	2,195	200	-	2,395
Unpaid principal	1,873	14,425	1,456	1,569	5,295	4,868	185	29,671
Average balance of impaired loans	1,873	15,446	1,448	1,569	5,340	5,556	185	31,417
Interest income recognized	-	474	51	16	5	125	5	676

(1)	Included are purchased credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $18.5 million and $23.6 million at September 30, 2019 and December 31, 2018, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $657 thousand and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.

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

TDRs at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	279	2	972	1,251
Commercial loans and leases	1	514	1	350	864
	3	$793	4	$1,447	$2,240

	December 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	291	2	982	1,273
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	1	514	-	-	514
	5	$3,620	3	$1,107	$4,727

A summary of TDR modifications outstanding and performing under modified terms are as follows:

	September 30, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	279	972	1,251
Commercial loans
Extension or other modification	-	-	350	350
Forbearance	-	514	-	514
Total troubled debt restructured loans	$-	$793	$1,447	$2,240

	December 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	291	982	1,273
Commercial RE - non-owner occupied
Rate modification	2,195	2,815	-	2,815
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$2,195	$3,620	$1,107	$4,727

There was one new commercial loan with its term extended and its payment restructured during the nine months ended September 30, 2019. There was one new loan restructured during the nine months ended September 30, 2018. In the second quarter of 2018 the Bank extended the terms of a residential real estate loan that was non-performing.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the nine months ended September 30, 2019 there were no TDRs that defaulted within the twelve month period after their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the nine months ended September 30, 2019 there were two residential first mortgage loans totaling $375 thousand transferred from loans to OREO and for the same period in 2018 there was one residential first mortgage loan totaling $174 thousand transferred from loans to OREO. In the first nine months of 2019 the Bank recorded a $367 thousand valuation allowance on several properties because the current appraised value, less estimated cost to sell, was lower than the recorded carrying value of the OREO’. There was no allowance recorded in the same period of 2018. The Company sold two land parcels held in OREO in the third quarter of 2019 with a carrying value of $49 thousand, recording a loss on the sale of approximately $1 thousand. Additionally, the Bank sold one commercial real estate asset at the its carrying amount of $589 thousand. At September 30, 2019 there were seven loans secured by residential first liens totaling $4.3 million in the process of foreclosure.

Note 6: Derivatives and Hedging Activities

Non-designated Hedges of Interest Rate Risk

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customers’ variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread with payment being calculated on the notional amount. The interest rate swaps are settled with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2019 and December 31, 2018, the interest rate swaps had an aggregate notional amount of approximately $5.8 million and $6.2 million, respectively. The fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the nine months ended September 30, 2019, the Company recorded a net loss of $9 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

			September 30, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,905	$270	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,905	$-	$285

			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,061	$100	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,061	$-	$106

Note 7: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

The table below shows goodwill balances at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(in thousands)	2019	2018
Goodwill
Banking	$65,949	$70,697

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

Core deposit intangible consists of premiums paid for the acquisition of core deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	September 30, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$6,949	$9,186	4.0

	December 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$4,653	$11,482	4.7

Estimated future amortization expense for amortizing intangibles for the years ending December 31, are as follows:

(in thousands)
2019	$717
2020	2,674
2021	2,326
2022	1,915
2023	1,298
Thereafter	256
Total amortizing intangible assets	$9,186

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

The adoption of Topic 842 resulted in the initial recognition of operating ROU assets and related lease liabilities of $18.0 million on January 1, 2019, which were recorded in other assets and other liabilities, respectively. As of the adoption date, there were no lease incentives that would have impacted the ROU asset balance.

In the first nine months of 2019, with the execution of our branch optimization initiative, under which we announced the closing of three additional branch locations and the consolidation of two other existing branch locations we incurred $3.6 million in expenses, primarily related to the early termination of existing lease arrangements for the closing locations. All of the costs associated with this initiative were recognized in the second quarter of 2019. The closing of the three locations occurred in September 2019, and the consolidation of the two branch locations into a single new location is expected to occur in the first quarter of 2020. The early termination of these leases reduced the initial $18.0 million in ROU assets recorded on January 1, 2019 to $14.5 million at September 30, 2019.

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating leases included the following at:

(in thousands)	September 30, 2019
Operating Leases
Operating leases ROU	$14,463
Operating lease liabilities	$14,845

The components of lease expense were as follows:

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2019	2018	2019	2018
Operating lease cost	$1,508	$2,857	$428	$897
Sublease income	(437)	(393)	(144)	(142)
Amortization of ROU assets	116	-	34	-
	$1,187	$2,464	$318	$755

Lease liability maturities are as follows:

(in thousands)
2019	$437
2020	1,636
2021	1,546
2022	1,404
2023	1,257
Thereafter	12,396
Total future lease payments	$18,676
Discount of cash flows	(3,831)
Present value on net future lease payments	$14,845

Weighted average remaining term in years	7.01
Weighted average discount rate	3.02%

Note 9: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	September 30, 2019		December 31, 2018
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$442,549	27%	$429,200	26%
Interest-bearing checking	174,645	10	227,322	13
Money market accounts	360,218	22	356,130	21
Savings	131,064	8	134,893	8
Certificates of deposit $250 and over	81,639	5	82,511	5
Certificates of deposit under $250	465,508	28	455,750	27
Total deposits	$1,655,623	100%	$1,685,806	100%

Note 10: Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of September 30, 2019, 572,414 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s Board of Directors (the “Board”) as compensation for attendance and participation at meetings of the Board and meetings of the various committees of the Board. For the nine months ended September 30, 2019 and 2018, Bancorp issued 9,202 and 11,868 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were 25,000 stock options granted during the nine months ended September 30, 2019, while no stock options were granted for the year ended December 31, 2018.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	15,268	$8.76	30,991	$9.69
Granted	25,000	14.54	-	-
Exercised	(13,418)	8.58	(9,123)	10.63
Forfeited	(1,850)	10.10	(6,600)	10.52
Balance at period end	25,000	$14.54	15,268	$8.76
Exercisable at period end	-	$-	15,268	$8.76
Weighted average fair value of options granted during the year		$5.83		$-

The cash received from the exercise of stock options during the nine months ended September 30, 2019 was $116 thousand, while $71 thousand was received during the nine months ended September 30, 2018. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $16.69 at September 30, 2019, the options outstanding had an aggregate intrinsic value of $54 thousand. At December 31, 2018, based upon fair market value of $14.30, the outstanding options outstanding had an aggregate intrinsic value of $85 thousand.

Restricted Stock Units

RSUs are equity awards where the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares. The valuation of the Company’s RSU is the closing price per share of the Company’s common stock on the date of grant.

The Company granted 18,500 RSUs during the first nine months of 2019, subject to a three-year vesting schedule. The Company granted 20,732 RSUs during the same period of 2018, which immediately vested upon grant.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	9,731	$17.29	52,155	$15.09
Granted	18,500	14.54	20,732	19.90
Vested	(6,699)	16.38	(54,542)	16.63
Forfeited	(1,500)	14.54	(8,614)	14.41
Balance at period end	20,032	$15.34	9,731	$17.29

At September 30, 2019, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $237 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2019	$36
2020	112
2021	82
2022	7
$237

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

	Nine months ended		Three months ended
	September 30		September 30
(in thousands)	2019	2018	2019	2018
Stock-based compensation expense
Related to the issuance of RSUs	$134	$609	$22	$37
Director compensation paid in stock	$127	$217	$65	$116

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $817 thousand and $871 thousand, respectively, for the nine months ended September 30, 2019 and 2018. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer. This plan was amended in 2016. Under the defined benefit SERP, Mary Ann Scully will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). Ms. Scully earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expenses related to this SERP totaled $158 thousand and $217 thousand for the nine month periods ending September 30, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock at a discounted price, with the Company contributing up to a fifteen percent discount per offering period. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. The first offering period under the Plan commenced on October 1, 2018 and ended on December 31, 2018, and the 2018 expense related to the Plan totaled $11 thousand. The current offering period began on January 1, 2019 ending on September 30, 2019, and the expense related to the Company’s contribution to the Plan totaled $20 thousand for the nine months ended September 30, 2019.

Note 12: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) available to common stockholders (numerator)	$10,981	$(3,974)	$4,637	$3,979
BASIC
Basic average common shares outstanding (denominator)	19,064,235	17,058,217	19,078,561	19,025,855
Basic income (loss) per common share	$0.58	$(0.23)	$0.24	$0.21
DILUTED
Average common shares outstanding	19,064,235	17,058,217	19,078,561	19,025,855
Dilutive effect of common stock equivalents	7,870	-	3,402	9,338
Diluted average common shares outstanding (denominator)	19,072,105	17,058,217	19,081,963	19,035,193
Diluted income (loss) per common share	$0.58	$(0.23)	$0.24	$0.21

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	31,932	25,000	-

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

Management believes that, as of September 30, 2019 and December 31, 2018, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital at September 30, 2019 and December 31, 2018:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$228,742	12.43%	$147,276	8.00%	$184,096	10.00%
Howard Bancorp	$238,757	12.87%	$148,460	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$219,144	11.90%	$82,843	4.50%	$119,662	6.50%
Howard Bancorp	$200,967	10.83%	$83,509	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$219,144	11.90%	$110,457	6.00%	$147,276	8.00%
Howard Bancorp	$200,967	10.83%	$111,345	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$219,144	10.26%	$85,414	4.00%	$106,768	5.00%
Howard Bancorp	$200,967	9.39%	$85,574	4.00%	N/A
As of December 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$212,099	11.80%	$143,810	8.00%	$179,762	10.00%
Howard Bancorp	$218,425	12.14%	$143,889	8.00%	N/A
Common equity tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$80,893	4.50%	$116,846	6.50%
Howard Bancorp	$179,935	10.00%	$80,938	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$107,857	6.00%	$143,810	8.00%
Howard Bancorp	$179,935	10.00%	$107,917	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$202,226	9.84%	$82,212	4.00%	$102,765	5.00%
Howard Bancorp	$179,935	8.77%	$82,046	4.00%	N/A

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

September 30, 2019

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$66,862	$-	$66,862	$-
Mortgage-backed securities	94,175	-	94,175	-
Other investments	2,989	-	2,989	-
Loans held for sale	46,713	-	46,713	-
Loans held for investment	1,336	-	1,336	-
Rate lock commitments	97	-	-	97
Interest rate swap assets	270	-	270	-
Liabilities
Interest rate swap liabilities	285	-	285	-

December 31, 2018

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$130,397	$-	$130,397	$-
Mortgage-backed securities	90,460	-	90,460	-
Other investments	3,001	-	3,001	-
Loans held for sale	21,261	-	21,261	-
Loans held for investment	1,303	-	1,303	-
Rate lock commitments	126	-	-	126
Interest rate swap assets	100	-	100	-
Liabilities
Interest rate swap liabilities	106	-	106	-

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	September 30,	December 31,
	2019	2018
Balance, beginning of period	$126	$530
Privately held equity investment	-	(72)
Net losses included in realized and unrealized gains on mortgage banking activity in noninterest income	(29)	(332)
Balance, end of period	$97	$126

Assets under fair value option:

September 30, 2019

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$46,713	$45,592	$1,121
Loans held for investment	1,336	1,299	37

December 31, 2018

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$21,261	$20,785	$476
Loans held for investment	1,303	1,342	(39)

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to noninterest expense subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was a $367 thousand valuation loss recognized during the nine months ended September 30, 2019, and no valuation losses were recognized during the nine months ended September 30, 2018. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at the periods presented. OREO is carried at fair value less anticipated costs to sell. Impaired loans are measured using the fair value of collateral, if applicable.

September 30, 2019

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,926	$-	$-	$3,926
Impaired loans:
Construction and land	493	-	-	493
Residential - first lien	13,773	-	-	13,773
Residential - junior lien	1,012	-	-	1,012
Commercial - owner occupied	569	-	-	569
Commercial - non-owner occupied	1,782	-	-	1,782
Commercial loans and leases	2,086	-	-	2,086
Consumer	288	-	-	288

December 31, 2018

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,449	-	-	1,449
Residential - first lien	13,259	-	-	13,259
Residential - junior lien	1,137	-	-	1,137
Commercial - owner occupied	1,268	-	-	1,268
Commercial - non-owner occupied	2,823	-	-	2,823
Commercial loans and leases	2,255	-	-	2,255
Consumer	174	-	-	174

OREO consisted of an outstanding balance at September 30, 2019 of $5.8 million, less valuation allowance of $1.9 million, and at December 31, 2018 of $6.6 million, less valuation allowance of $2.2 million. There was no related allowance on impaired loans at September 30, 2019; however, there was an allowance of $2.4 million on impaired loans at December 31, 2018.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	September 30, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$164,026	$164,026	$-	$164,026	$-
Held to maturity securities	9,750	9,924	-	-	9,924
Nonmarketable equity securities	13,642	13,642	-	13,642	-
Loans held for sale	46,713	46,713	-	46,713	-
Loans held for investment	1,336	1,336	-	1,336	-
Rate lock commitments	97	97	-	-	97
Loans and leases [1]	1,718,946	1,716,819	-	-	1,716,819
Interest rate swap	270	270	-	270	-
Financial Liabilities
Deposits	1,655,623	1,654,373	-	1,654,373	-
Short-term borrowings	274,161	274,161	-	274,161	-
Long-term borrowings	28,191	28,191	-	28,191	-
Interest rate swap	285	285	-	285	-

	December 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$223,858	$223,858	$-	$223,858	$-
Held to maturity securities	9,250	9,253	-	-	9,253
Nonmarketable equity securities	11,786	11,786	-	11,786	-
Loans held for sale	21,261	21,261	-	21,261	-
Loans held for investment	1,303	1,303	-	1,303	-
Rate lock commitments	126	126	-	-	126
Loans and leases [1]	1,638,575	1,613,506	-	-	1,613,506
Interest rate swap	100	100	-	100	-
Financial Liabilities
Deposits	1,685,806	1,681,295	-	1,681,295	-
Short-term borrowings	134,576	134,576	-	134,576	-
Long-term borrowings	142,077	142,296	-	142,296	-
Interest rate swap	106	106	-	106	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the nine and three months ended September 30, 2019 and 2018.

	Unaudited
	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
NONINTEREST INCOME
Service charges on deposit accounts	$681	$441	$269	$193
Fees and other services charges	1,943	1,711	629	617
Other	46	52	8	13
Noninterest income in scope of Topic 606	2,670	2,204	906	823
Noninterest income out of scope of Topic 606	12,740	11,973	4,127	3,033
Total noninterest income	$15,410	$14,177	$5,033	$3,856

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2019 and December 31, 2018, the Bank did not have any significant contract balances.

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

This section is intended to help our stockholders and potential investors understand our financial performance through a discussion of the factors affecting our consolidated financial condition at September 30, 2019 and December 31, 2018 and our consolidated results of operations for the periods ended September 30, 2019 and 2018. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company used the net proceeds for general corporate purposes, to provide for continued growth and to supplement our regulatory capital ratios.

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

Financial highlights during the nine months ended September 30, 2019 are as follows:

•	Assets - $2.3 billion, primarily from:

•	Investment securities - $187.4 million

•	Loans held for investment - $1.7 billion

•	Liabilities - $2.0 billion, primarily from:

•	Deposits - $1.7 billion

•	Borrowings - $302.4 million

•	Stockholders equity - $308.8 million

•	Net income increased $15.0 million for the nine month period ended September 30, 2019 compared to the same period in 2018. A net loss of $4.0 million for the first nine months of 2018 was driven by merger related expenses of $15.5 million, while there were no such merger related expenses during the first nine months of 2019. However, the first nine month period of 2019 included additional expenses related to our branch optimization initiative under which a total of $3.6 million in expenses were recorded in increased occupancy expense for the closing of branch locations. The $11.0 million in net income recorded for the first nine month period of 2019 generated basic and diluted earnings per common share of $0.58 compared to a loss of $0.23 per common share for the nine month period ended September 30, 2018.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between the September 30, 2019 and December 31, 2018 balance sheets is presented below.

General

Total assets increased $27.0 million, or 1.2%, to $2.293 billion at September 30, 2019 as compared to $2.267 billion at December 31, 2018. This asset growth consisted primarily of increases in our loan portfolio of $80.1 million, offset by a $59.8 million decrease in investment securities and $26.5 million decrease in cash and cash equivalents. Total deposits decreased $30.2 million, while total borrowings increased $25.7 million, when comparing balances at September 30, 2019 to balances at December 31, 2018.

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

Nonmarketable equity

At September 30, 2019 and December 31, 2018, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $13.6 million and $11.8 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	September 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government Agencies	$65,698	$66,862	$130,088	$130,397
Mortgage-backed	91,354	94,175	90,242	90,460
Other investments	3,010	2,989	3,011	3,001
	$160,062	$164,026	$223,341	$223,858
Held to maturity
Corporate debentures	$9,750	$9,924	$9,250	$9,253

As part of the Bank’s overall interest rate position strategies, the Bank sold $35.4 million of held for sale investment securities in the second quarter of 2019 recording a gain on the sale of $658 thousand. In 2018 the Bank sold $33.0 million of pre-acquisition investment securities and recorded a loss on the sale of $139 thousand. Because of the composition and remaining duration of the securities portfolio acquired in the First Mariner merger, management deemed it prudent for interest rate risk management purposes to liquidate the majority of the acquired portfolio. Thus, in the first quarter of 2018, the Bank sold nearly $69.7 million of First Mariner securities, with no gains or losses incurred upon the liquidation, as the sales were executed within days of the merger.

We had available for sale securities of $164.0 million and $223.9 million at September 30, 2019 and December 31, 2018, respectively, which were recorded at fair value. This represents a decrease of $59.8 million or 26.7% at September 30, 2019 from the prior year end primarily as a result of the previously disclosed sale of securities during the second quarter of 2019. In addition, the proceeds from maturing securities were used to fund higher yielding loans. In 2018, all acquired First Mariner investment securities were classified as available for sale, and were acquired at their fair values. We sold approximately $69.7 million of the acquired securities and retained nearly $51.0 million in our portfolio. Additionally in 2018, the Bank took the opportunity to reposition a portion of its pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year.

We had securities held to maturity of $9.8 million and $9.3 million at September 30, 2019 and December 31, 2018, consisting of corporate debentures recorded at amortized cost.

With respect to our portfolio of securities available for sale, the portfolio contained 8 securities with unrealized losses of $61 thousand and 31 securities with unrealized losses of $275 thousand at September 30, 2019 and December 31, 2018, respectively. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment losses. There were no held to maturity securities in a loss position at September 30, 2019, while three securities were in a loss position at December 31, 2018.

Loan and Lease Portfolio

Total loans and leases increased $80.1 million, or 4.9%, to $1.7 billion at September 30, 2019 from $1.6 million at December 31, 2018. Growth was primarily from increases in commercial loans and leases of $46.7 million, residential first lien loans of $32.6 million and commercial real estate loans of $20.4 million from December 31, 2018 as we continue to focus on the needs of small to mid-size businesses in our market area. This growth was partially offset by decreases on residential junior liens of $13.4 million and consumer loans of $6.9 million from December 31, 2018 levels.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2019		December 31, 2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$124,326	7.2%	$123,671	7.5%
Residential - first lien	415,688	24.0	383,044	23.2
Residential - junior lien	76,272	4.4	89,645	5.4
Total residential real estate	491,960	28.4	472,689	28.6
Commercial - owner occupied	239,464	13.8	234,102	14.2
Commercial - non-owner occupied	442,813	25.6	427,747	25.9
Total commercial real estate	682,277	39.4	661,849	40.1
Total real estate loans	1,298,563	75.0	1,258,209	76.2
Commercial loans and leases	383,557	22.2	336,876	20.5
Consumer	47,760	2.8	54,666	3.3
Total loans	$1,729,880	100.0%	$1,649,751	100.0%

Loan Held for Sale

We sell the majority of residential mortgage loans originated by the Bank. Loans held for sale increased $25.5 million to $46.7 million at September 30, 2019 from $21.3 million at December 31, 2018. The volume of mortgage loans originated for sale into the secondary market totaled $419.6 million in the first nine months of 2019 compared to $497.7 million for the same period of 2018. The 2018 levels were influenced by our consumer direct unit of our mortgage division that was closed in the second quarter of 2018.

Leases

As a result of the Company adopting requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognized $14.5 million in right-of-use assets and $14.8 million lease liabilities for operating leases. These amounts are reflected in other assets and other liabilities on our Consolidated Balance Sheet at September 30, 2019, and primarily account for the net changes in both other assets and liabilities from the amounts reported at December 31, 2018.

Deposits

Deposits decreased from $1.686 billion at December 31, 2018 to $1.656 billion at September 30, 2019, a decrease of $30.2 million or 1.8%. The primary decrease was the $52.7 million in interest-bearing checking accounts from $227.3 million at December 31, 2018 to $174.6 million at September 30, 2019. Our largest deposit relationship, reduced their balances by $61.6 million during the second quarter to fund new opportunities and investments. Partially offsetting this decrease were increases of $13.3 million in noninterest-bearing demand accounts and $8.9 million in customer certificate of deposit sources.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

	September 30, 2019		December 31, 2018
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$442,549	27%	$429,200	26%
Interest-bearing checking	174,645	10	227,322	13
Money market accounts	360,218	22	356,130	21
Savings	131,064	8	134,893	8
Certificates of deposit $250 and over	81,639	5	82,511	5
Certificates of deposit under $250	465,508	28	455,750	27
Total deposits	$1,655,623	100%	$1,685,806	100%

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

Subordinated Debt

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company used the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement our regulatory capital ratios.

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

Our borrowings totaled $302.4 million at September 30, 2019 compared to $276.7 million at December 31, 2018, reflecting an increase of $25.7 million. Short-term borrowings at September 30, 2019 consisted of repurchase agreements of $1.2 million, and 11 short-term FHLB advances totaling $273.0 million. Long-term borrowings totaled $28.2 million at September 30, 2019, consisting only of subordinated debt, compared to long term borrowings of $142.1 million at December 31, 2018, consisting of five long-term fixed rate FHLB advances totaling $114.0 million and subordinated debt of $28.1 million. In 2019 we repaid $85 million of long-term FHLB borrowings, recording a pre-payment penalty of $651 thousand in our other operating expenses. The early repayment of these advances was primarily for asset/liability management purposes and a result of the current rate environment.

Stockholders’ Equity

Total stockholders’ equity increased $14.1 million, or 4.8%, from $294.7 million at December 31, 2018 to $308.8 million at September 30, 2019. The increase in stockholders’ equity is primarily the result of the retention of the earnings for the first nine months of 2019 as well as market interest rate changes which increased the level of unrealized gains in our investment portfolio.

Total stockholders’ equity at September 30, 2019 represents a capital to asset ratio of 13.5%, compared to 13.0% at December 31, 2018. Book value per share was $16.18 at September 30, 2019 and $15.48 at December 31, 2018. Leverage ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio were 9.39%, 10.83% and 12.87%, respectively at September 30, 2019.

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

	Nine months ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$348,928	$13,350	5.12%	$308,905	$11,465	4.96%
Commercial real estate	663,442	24,998	5.04	598,455	22,126	4.94
Construction and land	121,337	5,208	5.74	104,556	4,212	5.39
Residential real estate	487,277	16,575	4.55	418,231	13,584	4.34
Consumer	51,293	1,893	4.94	40,413	1,586	5.25
Total loans and leases	1,672,277	62,024	4.96	1,470,560	52,973	4.82
Loans held for sale	27,842	856	4.11	44,042	1,320	4.01
Other earning assets [2]	62,234	909	1.95	70,490	812	1.54
Securities: [3]
U.S. Treasury	-	-		1,495	9	0.83
U.S Gov agencies	90,053	1,881	2.79	63,720	898	1.88
Mortgage-backed	88,014	2,092	3.18	41,067	930	3.03
Corporate debentures	9,428	434	6.16	9,287	428	6.16
Other investments	13,569	688	6.78	16,612	591	4.76
Total securities	201,064	5,095	3.39	132,181	2,856	2.89
Total earning assets	1,963,417	68,884	4.69	1,717,273	57,961	4.51
Cash and due from banks	14,987			16,609
Bank premises and equipment, net	44,163			44,583
Other assets	223,020			167,662
Less: allowance for credit losses	(9,419)			(5,658)
Total assets	$2,236,168			$1,940,469
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$203,746	722	0.47%	$141,637	$299	0.28%
Money market	356,732	2,043	0.77	357,193	1,570	0.59
Savings	137,223	187	0.18	126,334	138	0.15
Time deposits	553,427	8,678	2.10	401,786	3,394	1.13
Total interest-bearing deposits	1,251,128	11,630	1.24	1,026,950	5,401	0.70
Short-term borrowings	145,989	2,539	2.33	165,822	1,980	1.60
Long-term borrowings	91,717	2,672	3.90	90,306	1,905	2.82
Total interest-bearing funds	1,488,834	16,841	1.51	1,283,078	9,286	0.97
Noninterest-bearing deposits	422,731			395,645
Other liabilities and accrued expenses	21,987			5,696
Total liabilities	1,933,552			1,684,419
Shareholders' equity	302,616			256,050
Total liabilities & shareholders' equity	$2,236,168			$1,940,469
Net interest rate spread [4]		$52,043	3.18%		$48,675	3.54%
Effect of noninterest-bearing funds			0.37			0.24
Net interest margin on earning assets [5]			3.54%			3.79%

1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(2)	Includes Federal funds sold.

(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.

(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three months ended September 30,
	2019			2018
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$371,745	$4,646	4.96%	$344,470	$4,370	5.03%
Commercial real estate	676,046	8,481	4.98	648,837	8,679	5.31
Construction and land	121,296	1,701	5.57	117,886	1,641	5.52
Residential real estate	488,053	5,405	4.39	462,535	5,174	4.44
Consumer	49,068	606	4.90	58,063	726	4.96
Total loans and leases	1,706,208	20,839	4.85	1,631,791	20,590	5.01
Loans held for sale	36,326	344	3.76	30,635	337	4.37
Other earning assets [2]	56,732	273	1.91	78,690	337	1.70
Securities: [3]
U.S. Treasury	-	-		1,497	3	0.82
U.S Gov agencies	62,154	450	2.87	74,504	411	2.19
Mortgage-backed	86,539	665	3.05	47,545	375	3.13
Corporate debentures	9,750	149	6.06	9,272	143	6.11
Other investments	13,830	235	6.74	16,159	240	5.90
Total securities	172,273	1,499	3.45	148,977	1,172	3.12
Total earning assets	1,971,539	22,955	4.62	1,890,093	22,436	4.71
Cash and due from banks	16,442			19,132
Bank premises and equipment, net	42,929			51,520
Other assets	222,668			203,822
Less: allowance for credit losses	(9,319)			(6,770)
Total assets	$2,244,259			$2,157,797
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$179,038	181	0.40%	$176,505	$158	0.35%
Money market	359,295	761	0.84	381,801	636	0.66
Savings	134,312	63	0.19	142,834	53	0.15
Time deposits	565,568	3,057	2.14	448,118	1,475	1.31
Total interest-bearing deposits	1,238,213	4,062	1.30	1,149,258	2,322	0.80
Short-term borrowings	211,315	1,204	2.26	135,753	573	1.67
Long-term borrowings	28,161	474	6.68	127,583	894	2.78
Total interest-bearing funds	1,477,689	5,740	1.54	1,412,594	3,789	1.06
Noninterest-bearing deposits	434,701			451,275
Other liabilities and accrued expenses	25,233			2,923
Total liabilities	1,937,623			1,866,792
Shareholders' equity	306,636			291,005
Total liabilities & shareholders' equity	$2,244,259			$2,157,797
Net interest rate spread [4]		$17,215	3.08%		$18,647	3.65%
Effect of noninterest-bearing funds			0.39			0.27
Net interest margin on earning assets [5]			3.46%			3.91%

1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.

(2)	Includes Federal funds sold.

(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.

(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,			Three months ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,885	$359	$1,526	$276	$(65)	$341
Commercial real estate	2,872	437	2,435	(198)	(539)	341
Construction and land	996	273	723	60	13	47
Residential real estate	2,991	650	2,341	231	(52)	283
Consumer	307	(95)	402	(120)	(9)	(111)
Loans held for sale	(464)	32	(496)	7	(47)	54
Securities	2,239	492	1,747	327	124	203
Other earning assets	97	218	(121)	(64)	42	(106)
Total interest income	10,923	2,366	8,557	519	(533)	1,052

Interest paid on:
Savings deposits	49	30	19	10	14	(4)
Interest bearing checking	423	206	217	23	21	2
Money market accounts	473	469	4	125	173	(48)
Time deposits	5,284	2,904	2,380	1,582	947	635
Short-term borrowings	559	900	(341)	631	200	431
Long-term borrowings	767	726	41	(420)	1,255	(1,675)
Total interest expense	7,555	5,235	2,320	1,951	2,610	(659)
Net interest earned	$3,368	$(2,869)	$6,237	$(1,432)	$(3,143)	$1,711

(1)       Change attributed to mix (rate and volume) are included in volume variance.

Comparison of Results of Operations

A comparison between the nine months ended September 30, 2019 and September 30, 2018 is presented below.

General

Because of the timing of the First Mariner merger closing on March 1, 2018, the operating results through the September 30, 2018 included only seven months’ worth of combined revenues and operating expenses. Additionally the first nine months of 2018 results included $15.5 million in expenses relating to the closing of the First Mariner merger while 2019 did not have any merger related expenses.

Net income increased $15.0 million to a net income of $11.0 million for the nine months ended September 30, 2019 compared to a net loss of $4.0 million for the nine months ended September 30, 2018. The net loss of $4.0 million of 2018 was driven by merger related expenses of $15.7 million, while there were no such merger related expenses during the first nine months of 2019. However, the first nine month period of 2019 included additional expenses related to our branch optimization initiative under which a total of $3.6 million in expenses were recorded in increased occupancy expense for the closing of branch locations and a $700 thousand legal settlement stemming from mortgages originated at First Mariner Bank prior to its recapitalization in 2014. Earnings per common share for the first nine months of 2019 were $0.58 compared to a loss per common share $0.23 for the same period of 2018.

Interest Income

Interest income increased $10.9 million, or 18.9%, to $68.9 million for the nine months ended September 30, 2019 compared to $58.0 million for the same period in 2018. Interest income and fees on portfolio loans increased $9.1 million for the first nine months of 2019 compared to the same period in 2018, as average portfolio loans increased by $201.7 million, while the yield on the portfolio loans increased by 14 basis points when comparing the two periods. The increase in loan yields was market driven and was experienced in nearly every category of loans. Other factors that affected the increase of interest income were increases in interest income from investment securities of $2.2 million on an average balances increase of $68.9 million and an increase in the yields on these securities of 50 basis points when comparing the two periods.

Interest Expense

Interest expense increased $7.6 million to $16.8 million for the nine months ended September 30, 2019, compared to $9.3 million for the same period in 2018. Interest expense on deposits increased by $6.2 million as a result of an average balance increase of $224.2 million in our interest-bearing deposits for the first nine months of 2019 compared to the first nine months of 2018 as well as an increase in the average rate paid on interest-bearing deposits, which increased 54 basis points. The increase in rates paid on deposits was primarily influenced by market rates on CD’s, which increase the average rate paid on CD’s from 1.13% for the first nine month of 2018 to 2.10% for the same period in 2019. Our interest expense on borrowings increased $1.3 million for the first nine months of 2019 compared to the same period of 2018. While the average balance of borrowings decreased $18.4 million when comparing the nine months ended September 30, 2019 to the same period in 2018, the average rate paid on such borrowings increased 180 basis points during the same period, due to both the higher market rates as well as the issuance of the subordinated debt in December 2018.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. As a result of the changes in our interest income and interest expense described above, our net interest income increased $3.4 million, or 6.9%, during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

Based on management’s evaluation of the above factors, we had a provision for credit losses of $3.4 million for the nine months ended September 30, 2019 compared to $3.2 million for the same period in 2018. The 2019 provision was primarily driven by higher loan growth in the first nine months of 2019 along with the charging-off of loans in 2019 that at December 31, 2018 had specific reserves held against them. The 2019 charge-offs increased our cumulative historic loss experience, which in turn increased the levels of the allowance for credit losses required during 2019.

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

Noninterest Income

Total noninterest income increased $1.2 million, totaling $15.4 million for the nine months ended September 30, 2019 compared to $14.2 million for the same period in 2018. The change in noninterest income was driven by an increase in mortgage banking revenues, up $1.3 million and the net change in the gain/losses on the sale of securities of $797 thousand. A $658 thousand gain on the sale of securities was recorded for 2019, while a $139 thousand loss was recorded during 2018, both were part of interest rate positioning strategies at the time of the sale. Service charges on deposit accounts, which consist of account activity fees such as overdraft fees and other traditional banking fees, increased by $470 thousand for the first nine months of 2019, while other operating income, which consists mainly of non-depository account fees such as wire, merchant card and ATM services increased $375 thousand when comparing the nine month periods. Offsetting these increases was a loss on the disposal of bank premises and equipment related to the branch optimization initiative.

Noninterest Expenses

Noninterest expenses decreased $15.0 million to $49.7 million for the nine months ended September 30, 2019 from $64.7 million for the nine months ended September 30, 2018. The greatest impact on the noninterest expense decrease was $15.5 million in merger related expenses associated with the First Mariner merger in the first nine months of 2018 with no merger related expenses reflected in the same period of 2019. Excluding the merger related expenses for 2018, noninterest expenses would have had an increase of $490 thousand when comparing the 2019 versus 2018 nine month periods. However in the second quarter of 2019 noninterest expense included approximately $3.6 million in occupancy expenses related to the costs of our reduction in branch locations as a part of our branch optimization initiatives, $651 thousand of other operating expense related to the early prepayment of several higher rate FHLB advances and a $700 thousand charge related to the confidential settlement of a legal suit stemming from mortgages originated at First Mariner Bank prior to its recapitalization in 2014. Compensation and benefits decreased $1.9 million, primary as a result of efficiencies recognized from joint merger employee expenses. Occupancy and equipment expenses increased $2.0 million period over period, however excluding the $3.6 million in branch expenses noted above, occupancy expenses decreased by $1.6 million for the first nine months of 2019 compared to the same period in 2018 due to a reduction in office and branch locations during 2019 and 2018. Additionally noninterest expense reductions were$1.2 million in promotional expenses and $1.0 million in mortgage banking loan production expenses. In aggregate, all other noninterest expenses categories have remained relatively unchanged when comparing the two periods.

Income Tax Expense

For the first nine months of 2019, we had income tax expense of $3.3 million compared to a net tax benefit of $1.1 million at September 30, 2018 because of the pretax loss resulting from the First Mariner merger expenses. The first nine months of 2019 benefited from a reduction of $300 thousand in tax expense during the first quarter, resulting from recent IRS regulations concerning the tax exemption of BOLI acquired in an acquisition. Prior to the first quarter of 2019, the income earned since the merger date, March 1, 2018, from acquired BOLI was not treated as tax exempt, however with the new IRS regulation, the income on the acquired BOLI is now exempt from income tax, and the $300 thousand cumulative adjustment reduced our tax expense in the first quarter of 2019. The effective tax rate is influenced by the sources of non-taxable income, such as the income from our BOLI program, and also by certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which impacts the effective tax rate. As a result of these effects, our effective tax rate was 23.2% for the first nine months of 2019 compared to 21.7% for the first nine months of 2018.

A comparison between the three months ended September 30, 2019 and September 30, 2018 is presented below.

General

Net income increased $658 thousand or 16.5% to $4.6 million for the three months ended September 30, 2019 compared to $4.0 million for the three months ended September 30, 2018. The primary drivers of the 2019 increase compared to 2018 were $1.2 million in higher levels of noninterest revenues, primarily from our mortgage operations and a reduction in noninterest expense of $1 million, partially offset by a $1.4 million decrease in our net interest income due to a $2.0 million increase in our interest expense.

Interest Income

Interest income increased slightly, increasing to $22.9 million for the three months ended September 30, 2019 compared to $22.4 million for the same period in 2018, and increase of $500 thousand or 2.3%. Interest income and fees on portfolio loans increased $249 thousand for the third quarter compared to the same period in 2018, as average portfolio loans increased $74.4 million, while yields on loans decreased 16 basis points primarily due to two prime rate reductions during the third quarter of 2019. The remaining quarter over quarter increase in interest income resulted from increases in interest income on our securities portfolio of $327 thousand due to both an $23.3 million increase in the average balance of the portfolio and also a 33 basis point increase in yield.

Interest Expense

Interest expense increased $2.0 million to $5.7 million for the three months ended September 30, 2019, compared to $3.8 million for the same period in 2018. Interest expense on deposits increased $1.7 million as a result of an increase in the average balance of $89.0 million and an increase in the cost of interest bearing deposits of 50 basis points for the third quarter of 2019 compared to the same period in 2018. This was primarily driven by $117.5 million growth in the average balances of CD’s, and an increase of 84 basis points on the cost of CD’s. In addition, our interest expense on borrowings increased $211 thousand for the third quarter of 2019 compared to the third quarter of 2018 primarily as a result of 57 basis point increase in interest rates given current market conditions and the aforementioned subordinated debt issuance.

Net Interest Income

As a result of the changes in our interest income and interest expense as discussed above, our net interest income decreased $1.4 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Provision for Credit Losses

Based on management’s evaluation of all of the relevant loan loss methodology factors, we had a provision for credit losses of $608 thousand for the three months ended September 30, 2019 compared to $696 thousand for the same period in 2018.

Noninterest Income

Noninterest income was $5.0 million for the three months ended September 30, 2019 compared to $3.9 million for the three months ended September 30, 2018, a $1.2 thousand or 30.5% increase. Noninterest income from realized and unrealized gains on mortgage banking revenues increased approximately $1.1 million as a result increased origination levels for 2019. For 2018, mortgage revenues were negatively impacted by fair value revenues as a result of the elimination of the consumer direct unit. Offsetting this increase was the $236 thousand gain on the sale of bank premises and equipment in the third quarter of 2018, that there was no such gain in the same period of 2019.

Noninterest Expenses

Noninterest expenses decreased $1.0 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 while including a $700 thousand charge related to the confidential settlement of a legal suit stemming from mortgages originated at First Mariner Bank prior to its recapitalization in 2014. Excluding the legal settlement, our operating noninterest expenses declined by $1.7 million for the three months ended September 30, 2019 compared to the same period in 2018. The greatest impacts on the noninterest expense were a $752 thousand decrease in compensation and benefits and the $548 thousand decrease in occupancy and equipment expense. Both of these decreases are attributable to cost control measures introduced throughout 2019, the initial expense reductions relating to the branch optimization initiative, as well as a modest amount of redundancies that still existed in the third quarter of 2018. FDIC insurance expense decreased $394 thousand comparing the third quarter of 2019 to the same period of 2018 as we were able to utilize an assessment credit of $285 thousand during the third quarter of 2019. Based upon information provided by the FDIC, the Company has remaining credits of $237 thousand which can be applied toward future assessment payments. These expense reductions were offset by a $310 thousand increase in OREO expenses for the third quarter of 2019 primarily due to OREO valuation allowance adjustments that were recorded.

Income Tax Expense

Income tax expense for the three months ended September 30, 2019 was $1.6 million compared to $1.4 million for the three months ended September 30, 2019.

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

(in thousands)	September 30, 2019	December 31, 2018
Non-accrual loans:
Real estate loans:
Construction and land	$368	$1,323
Residential - first lien	12,801	12,278
Residential - junior lien	1,012	1,137
Commercial	2,351	6,286
Commercial and leases	1,693	2,417
Consumer	288	174
Total non-accrual loans	18,513	23,615
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	125	125
Residential - first lien	972	982
Commercial and leases	350	-
Total accruing troubled debt restructured loans	1,447	1,107
Total non-performing loans	19,960	24,722
Other real estate owned:
Land	1,559	1,772
Residential - first lien	1,588	1,062
Commercial	779	1,558
Total other real estate owned	3,926	4,392
Total non-performing assets	$23,886	$29,114
Ratios:
Non-performing loans to total gross loans	1.15%	1.50%
Non-performing assets to total assets	1.04%	1.28%
Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$351
Residential - first lien	122	570
Residential - junior lien	-	-
Commercial	403	-
	$525	$921

Included in non-accrual loans at September 30, 2019 are three troubled debt restructured loans (“TDRs”) totaling $793 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. Further, there were four TDRs totaling $1.4 million performing subject to their modified terms at September 30, 2019. There was one new commercial loan with its term extended and its payment restructured during the nine months ended September 30, 2019.

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

Nonperforming assets amounted to $23.9 million, or 1.04% of total assets, at September 30, 2019 compared to $29.1 million, or 1.28% of total assets, at December 31, 2018. Total nonperforming assets decreased $5.2 million during the first nine months of 2019 primarily as a result of charging-off of approximately $3.8 million of loans previously included in nonperforming assets, selling approximately $1.3 million and transferring $536 thousand to OREO of the loans included in nonperforming assets at December 31, 2018.

The composition of our nonperforming assets at September 30, 2019 is further described below:

Non-Accrual Loans:

•	One construction and land loan.
•	46 residential first lien loans, five with a combined fair value of $4.0 million in the process of foreclosure.
•	22 residential junior lien loans, two with a combined fair value of $261 thousand in the process of foreclosure.
•	Three commercial owner occupied loans.
•	6 commercial non-owner occupied loans, representing four separate relationships.
•	10 commercial loans, one with a Small Business Administration (“SBA”) guarantee
•	Three consumer loans.

Accruing Troubled Debt Restructured Loans:

•	One construction and land loan.
•	Two residential real estate loans.
•	One commercial loan.

Other Real Estate Owned:

•	Several parcels of unimproved land.
•	Several lots of non-residential property.
•	Two commercial real estate properties.
•	Seven residential 1-4 family properties.

There were two new properties transferred into OREO with a total carrying value of $536 thousand in the first nine months of 2019. We sold three properties during 2019, one commercial property and two unimproved parcel, recording a thousand dollar loss on one parcel. In 2018 we sold one commercial building in Sussex County Delaware and one non-residential lot, recording a gain of $50 thousand. Additionally, we have contracts to sell on one land parcel and one residential real estate property at September 30, 2019. Costs relating to OREO recorded in noninterest expenses were $156 thousand and $151 thousand for the nine months ended September 30, 2019 and 2018, respectively and $90 thousand and $88 thousand for the three months ended September 30, 2019 and 2018, respectively. There was a $367 thousand valuation allowance recorded in the second quarter of 2019 as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount, there was no valuation allowance recorded in the first nine months of 2018.

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

At September 30, 2019 and December 31, 2018, nonperforming loans amounted to $20.0 million and $24.7 million, respectively. There were no loans requiring specific reserves in 2019. The amount of impaired loans requiring specific reserves totaled $3.0 million at December 31, 2018, with the reduction primarily driven by charging off loans that previously had specific reserves held against them, which increased the levels of allowance needed.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	September 30, 2019	December 31, 2018
Balance at beginning of year	$9,873	$6,159
Charge-offs:
Real estate
Construction and land loans	(282)	(202)
Residential first lien loans	(453)	(142)
Residential junior lien loans	(508)	(195)
Commercial owner occupied loans	(46)	(28)
Commercial non-owner occupied loans	(2,026)	(797)
Commercial loans and leases	(622)	(1,092)
Consumer loans	(23)	(63)
	(3,960)	(2,519)
Recoveries:
Real estate
Construction and land loans	79	-
Residential first lien loans	-	8
Residential junior lien loans	114	10
Commercial owner occupied loans	-	-
Commercial non-owner occupied loans	12	32
Commercial loans and leases	35	88
Consumer loans	2	4
	242	142
Net charge-offs	(3,718)	(2,377)
Provision for credit losses	3,443	6,091
Balance at end of period	$9,598	$9,873

Net charge-offs to average loans and leases	0.22%	0.16%

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

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent [1]	Amount	Percent [1]
Real estate
Construction and land loans	$1,348	7.2%	$741	7.5%
Residential first lien loans	1,963	24.0	1,170	23.2
Residential junior lien loans	433	4.4	292	5.4
Commercial owner occupied loans	934	13.8	735	14.2
Commercial non-owner occupied loans	2,830	25.6	4,057	25.9
Commercial loans and leases	1,737	22.2	2,644	20.5
Consumer loans	353	2.8	234	3.3
Total	$9,598	100.0%	$9,873	100.0%

1)	Represents the percent of loans in each category to total loans, not the composition of the allowance for credit losses.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2019 and December 31, 2018.

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

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2019 and December 31, 2018, cash and cash equivalents totaled $75.0 million and $101.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At September 30, 2019 and December 31, 2018, we had $368.5 million and $387.3 million, respectively, in loan commitments outstanding, including commitments issued to originate loans of $78.0 million and $104.5 million at September 30, 2019 and December 31, 2018, respectively, and $290.5 million and $282.8 million in unused lines of credit to borrowers at September 30, 2019 and December 31, 2018, respectively. In addition to commitments to originate loans and unused lines of credit we had $14.7 million and $16.7 million in letters of credit at September 30, 2019 and December 31, 2018, respectively. Certificates of deposit of $412.5 million or 75% of our CD’s are scheduled to mature during the remainder of 2019. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales, and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our certificates of deposit with maturities of one year or less as of September 30, 2019.

Our primary investing activity is originating loans. During the nine months ended September 30, 2019 and 2018, cash used to fund net loan growth was $83.1 million and $24.1 million, respectively. During the first nine months of 2019 we purchased $24.5 million of securities while receiving $52.0 million as a result of securities maturing or being called and $35.4 million from the sale of securities. For the same period in 2018 we purchased $44.5 million of new securities while receiving $116.9 million as a result of securities sales and maturing securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net decrease in deposits of $30.2 million during the nine months ended September 30, 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB that provide an additional source of funds. FHLB advances were $273.0 million at September 30, 2019 compared to $232.0 million at December 31, 2018. At September 30, 2019, we had the ability to borrow up to a total of $466.9 million based upon our credit availability at the FHLB, subject to collateral requirements.

The Company and the Bank are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019 and December 31, 2018, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at September 30, 2019 and December 31, 2018 are as follows:

(in thousands)	September 30, 2019	December 31, 2018
Unfunded loan commitments	$77,979	$104,466
Unused lines of credit	290,489	282,822
Letters of credit	14,734	16,661

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at September 30, 2019 or December 31, 2018 as a liability for credit loss related to these commitments.

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

Share Repurchases

On April 24, 2019, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which we could, from time to time, purchase up to $7 million of our outstanding common shares if deemed beneficial to the Company’s long-term value, which expires on October 24, 2020. The Board of Directors may amend or terminate the program at any time prior to its expiration. During the nine months ended September 30, 2019, 4,900 shares were repurchased through the Share Repurchase Program at an average price of $13.99 per share.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. At September 30, 2019, our net interest income exposure related to these hypothetical changes in market interest rates was within the current guidelines established in our governing policies.

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On April 24, 2019, our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which we could, from time to time, purchase up to $7 million of our outstanding common shares. The following repurchases were made under the Stock Buyback Program during the nine months ended September 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs[1]	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs[1]
July 1, 2019 - September 30, 2019	4,900	$13.99	4,900	$6,931,449
	4,900	$13.99	4,900	$6,931,449

1 On April 24, 2019, our Board of Directors authorized the Share Repurchase Program pursuant to which we can, from time to time, purchase up to $7 million of our outstanding common shares. The Share Repurchase Program expires on October 24, 2020. The Board of Directors may amend or terminate the Program at any time prior to the expiration of the plan.

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

HOWARD BANCORP, INC.
(Registrant)

November 8, 2019	/s/ Mary Ann Scully
Date	MARY ANN SCULLY
Chief Executive Officer

November 8, 2019	/s/ George C. Coffman
Date	GEORGE C. COFFMAN
Executive Vice President and Chief Financial Officer