Form 10-K
period 2019-12-31
Howard Bancorp Inc
filed 2020-03-16
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3301 Boston Street, Baltimore, MD	21224
(Address of principal executive offices)	(Zip Code)

(410) 750-0020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	HBMD	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 28, 2019, was approximately $208.7 million. At February 27, 2020, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 18,714,844.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of exiting our mortgage banking activities, statements regarding our business plan and strategies, including opening of additional branches, expansion into new markets, potential acquisitions, market share, loans, investments and asset growth, revenue and profit growth and expanding client relationships. Actual results could differ materially from those anticipated in such forward-looking statements as a result of risks and uncertainties more fully described under “Item 1A. Risk Factors.” Factors that might cause such differences include, but are not limited to:

•	deterioration in general economic conditions, either nationally or in our market area, or a return to recessionary conditions;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	material weaknesses in our internal control over financial reporting;
•	our ability to successfully integrate acquired entities, if any;
•	our inability to replace income lost from exiting our mortgage banking activities with new revenues;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	loss of key personnel;
•	negative reactions to our branch closures by our customers, employees and other counterparties;
•	execution risk related to the opening of new branches, including increased expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	the risk of changes in technology and customer preferences;
•	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
•	the impact of interest rate changes on our net interest income;
•	natural disasters, war, terrorist activities, and disease epidemics or pandemics;
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
•	other risks discussed in this report, including those discussed in “Item 1A. Risk Factors.”

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

Part I

Item 1. Business

General

Howard Bancorp, Inc., the parent company of Howard Bank, was incorporated in April 2005 under the laws of the State of Maryland to serve as the bank holding company of Howard Bank. Howard Bank is a Maryland-chartered trust company that was formed in March 2004 and commenced banking operations in August 2004. Howard Bank does not currently exercise trust powers, and our business, powers and regulatory structure are the same as a Maryland-chartered commercial bank. The Bank has nine subsidiaries—six were formed to hold foreclosed real estate (three of which are currently inactive), two own and manage real estate used for corporate purposes, and one holds historic tax credit investments.

In this report, unless the context suggests otherwise, references to the “Company” refer to Howard Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company and the Bank and its wholly-owned subsidiaries.

Howard Bank is headquartered in Baltimore City, Maryland. We consider our primary market area to be the Greater Baltimore metropolitan area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

Our core business strategy involves driving organic growth by delivering advice and superior customer service to clients through local decision makers. Our customer focus is small- and medium-sized businesses in our local markets and we compete by providing our customers a broad array of products, new technology and access to seasoned banking professionals. Our experienced executives seek to establish a relationship with each client and bring value to all phases of a client’s business and personal banking needs. To develop this strategy, we have established long-standing relationships with key customers in the community and with local business leaders who can create business opportunities.

Our leadership team is deep and experienced both as it relates to tenure with us and to industry experience. Our Chairman and Chief Executive Officer, Mary Ann Scully, founded the Company and has over 35 years of banking experience, mainly in senior executive roles with larger financial institutions. Our President, Robert D. Kunisch, Jr., joined our leadership team as a result of our merger with First Mariner Bank and has over 30 years of banking experience. In addition, we employ a strong stable of next level senior leadership, which we believe is critical for the successful implementation of our strategic initiatives. It is this leadership experience that has driven our growth since our founding.

Our strategic plan focuses on enhancing stockholder value through market share growth as reflected in balance sheet growth, related revenue growth and resulting growth in operating profits. During the past several years, we have expanded our branch locations both through opening new branches and acquiring branch offices via acquisition. More recently, we have focused on branch optimization initiatives that have resulted in a reduction in branches. While we may open additional branches in the counties where we now operate and in contiguous counties over the next several years, we currently have no definitive plans or agreements in place with respect to any additional branches. Our long-term vision also includes supplementing our organic growth with strategic acquisitions. As discussed below, we have completed and integrated multiple bank acquisitions and we consider additional acquisitions to be a critical component of furthering our future growth. We believe that acquiring other financial institutions, in whole or in part, through business line spin-offs, branch purchases or the hiring of teams of individuals, will allow us to expand our market, achieve certain operating efficiencies, and grow our stockholder base and thus our share value and liquidity. We believe that our demonstrated expertise in commercial lending and deposit gathering (especially non-interest bearing transactional deposits), our demonstrated ability to attract additional investment and capital, and community leadership, positions us as an attractive acquirer.

Recent Development of the Business

On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our remaining mortgage employees. We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand.

Under the agreement, there is a transition period of approximately 45 days, after which we have agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities. Accordingly, we expect to have the majority of the residential first lien mortgage pipeline processed by the end of the first quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

On December 6, 2018, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we sold and issued $25.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028 (the “Notes”). We used the net proceeds from this offering for general corporate purposes, to provide for continued growth and to supplement our regulatory capital ratios.

On March 1, 2018, we completed our merger with First Mariner Bank, a Maryland chartered trust company (“First Mariner”). At the effective time of the merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank. At the effective time of the merger, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of our common stock with cash paid in lieu of fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million. In our merger with First Mariner, we acquired 14 branches located in Baltimore City and Baltimore, Harford, Howard and Anne Arundel counties. First Mariner had total assets with a fair value of $1.01 billion as of March 1, 2018, including $664.3 million of loans, net of purchase accounting adjustments.

On February 1, 2017, we closed an underwritten public offering of 2,760,000 shares of our common stock, which included the exercise in full of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The amount of gross proceeds raised in the offering was approximately $41.4 million, after underwriting discounts and estimated expenses, and the amount of net proceeds raised in this offering was $38.4 million. We used the proceeds of the offering to pay off a $12.7 million loan to Raymond James Bank, N.A. and retained the remainder. This had a positive impact on our liquidity and capital position in 2017 and provided funds that allowed us to continue to grow our loans and investments.

Our Market Area

Our headquarters are located in Baltimore City, Maryland. We consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. As of December 31, 2019, we had 16 full-service branches and eight mortgage and commercial lending offices located throughout Maryland. For additional detail regarding branch and lending offices, see “Item 2. Properties” below in this report.

Competition

Our primary market area is highly competitive and heavily branched by other financial institutions of all sizes. The principal methods of competition for financial services are price (interest rates paid on deposits, interest rates charged on loans and fees charged for services) and service (convenience and quality of services rendered to customers). In addition to competition from other commercial banks, we face significant competition from non-bank financial institutions, including savings and loan associations, credit unions, finance companies, insurance companies and investment firms. The financial services industry has become more competitive as technology advances have lowered barriers to entry, enabling more companies, including nonbank companies, to provide financial services. Many of our nonbank competitors which are not subject to the same extensive federal regulations that govern bank holding companies and banks, such as the Company and the Bank, may have certain competitive advantages. Technological advances may diminish the importance of depository institutions and other financial institutions. We also compete for deposits with a broad range of other types of investments, including mutual funds and annuities.

Mergers and acquisitions have also led to increased concentration in the banking industry, placing added competitive pressure on our core banking products and services as we see competitors enter some of our markets or offer similar products. While we believe that acquisitions of several local competitors by larger institutions headquartered outside of the State of Maryland during the last several years has enhanced our competitive position as a locally-headquartered and managed community bank, many of these competitors have substantially greater resources and lending limits than we do and offer services, such as extensive and established branch networks and trust services, that we do not expect to provide in the near future or ever.

As a community bank with over $2 billion in assets, we believe that we are well positioned to navigate the ongoing market consolidation and heightened regulatory environment. We have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services in a highly efficient manner, allowing us to avoid the risk of impairment of operating earnings faced by some banks. We believe this offers an advantage over our competitors which may be locked into legacy systems, or which may find the onslaught of new regulations and evolving consumer expectations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives. We believe that this provides us with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank. We further believe the current economic and regulatory environment will continue to result in greater consolidation among financial institutions, including community banks. Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition. We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves. Areas of our primary market are currently experiencing significant disruption due to industry consolidation, management turnover and de novo banking activities. We believe these disruptions will continue in the short-term and may accelerate, which could create additional opportunities for us.

We believe that “Our Mission to Build our Legacy by Helping Others to Build Theirs” approach to delivering services to small and medium-sized businesses is essential to our competitive position. Through a team of experienced advisors, we provide our customers with access to local policy and decision makers. We also offer an array of competitive credit and cash management services that we feel fills a “white space” in the market. We believe that we fit well between sophisticated, but often distracted large banks and responsive, but less capable small banks. Our relationship managers, team leaders and executive management generally have decades of banking experiences and are well established in the communities that they serve. They are able to interface with clients directly to share that experience and to provide connections with their own network of other specialized advisors. We believe we also benefit from our committed leadership, at both the executive management and board level, who bring a broad array of skills and experiences and who are able to position us for consistent profitable growth.

Lending Activities

General

Our primary focus is making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area. Our loans are made to customers primarily in the Greater Baltimore market. Our lending activities consist generally of short to medium-term commercial lending, commercial mortgage lending for both owner occupied and investment properties, residential mortgage lending, and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Credit Policies and Administration

We have adopted a comprehensive lending policy that includes stringent underwriting standards for all types of loans. Our lending teams follow pricing guidelines established periodically by our management team. In an effort to manage risk, minimal lending authority is given to individual loan officers. Most loan officers can approve loans up to $100,000 (with a select number of loan officers having the authority to $1,000,000). The Chief Credit Officer, the Chief Commercial Banking Officer, the Chief Executive Officer and the President can approve loans up to $2,000,000, or any two together can approve loans up to $4,000,000. Loans above these amounts are reviewed by our Loan Committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral, and carefully monitor the financial condition of our borrowers and the concentration of loans in our portfolio.

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

We also retain an outside, independent firm to annually perform a detailed review of our loan portfolio. We use the results of the firm’s report primarily to validate the risk ratings applied to loans in the portfolio and identify any systemic weaknesses in underwriting, documentation or management of the portfolio. Results of the annual review are presented to executive management, the Asset Quality Committee of the board of directors of the Bank and the full board of directors of the Bank and are available to and used by regulatory examiners when they review the Bank’s asset quality.

We also use an internal credit administration group that assists us in the underwriting and serves as an additional reviewer of underwriting. In addition, a separately-managed loan administration group oversees documentation, compliance and timeliness of collection activities. Our outsourced internal audit firm also reviews documentation, compliance and file management.

Commercial Lending

Our commercial lending consists of lines of credit, revolving credit facilities, accounts receivable and inventory financing, term loans, equipment loans, equipment leases, small business administration (“SBA”) loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose, including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. These loans typically have maturities of seven years or less. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable and inventory, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at the Bank. Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. To help manage this risk, we establish parameters/covenants at the inception of the loan to provide early warning systems before payment default. We normally seek to obtain appropriate collateral and personal guarantees from the borrower’s principal owners. We are able, given our business model, to proactively monitor the financial condition of the business.

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and investment properties (including residential properties). We generally will finance owner occupied commercial real estate at a maximum loan-to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the underlying credit of the owner for owner occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards. We are cash flow lenders and we generally do not rely solely on property valuations in reaching a lending decision. Personal guarantees are often required for commercial real estate loans as they are for other commercial loans. Most of our real estate loans carry fixed interest rates and amortize over 20 to 25 years but have five to seven-year maturities. Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants. Substantially all of our commercial real estate loans are secured by properties located in our market area.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one-to-four family residential mortgage loans. Commercial real estate loans, however, entail significant additional risks as compared with residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Construction Lending

Construction lending can cover funding for land acquisition, land development and/or construction of residential or commercial structures. Our construction loans generally bear a variable rate of interest and have terms of one to two years. Funds are advanced on a percentage-of-completion basis. These loans are generally repaid at the end of the development or construction phase, although loans for both residential and commercial construction will often convert into a permanent mortgage loan at the end of the term of the loan. Loan to value parameters range from 65% of the value of land to 75% for developed land, 80% for commercial or multifamily construction and 85% for residential construction. These loan-to-value ratios represent the upper limit of advance rates to remain in compliance with Bank policy. Typically, loan-to-value ratios should be somewhat lower than these upper limits, requiring the borrower to provide significant equity at the inception of the loan. Our underwriting looks not only at the value of the property but the expected cash flows to be generated by sale of the parcels or completed construction. We expect the borrower to demonstrate solid experience in this type of construction and personal guarantees are usually required.

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

Residential Mortgage Lending

With the exit of our mortgage banking activities, we will cease to originate residential first-lien mortgage loans in early 2020. However, in order to manage loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators. We previously originated first mortgage loans to individuals, most of which had a loan to value not exceeding 85%. The remainder of this portion of our portfolio consists of home equity lines of credit and fixed rate home equity loans. Our residential mortgage loans are generally for a primary residence although we occasionally originated loans for a second home where the borrower has extremely strong credit. We originated adjustable rate residential mortgage loans with initial fixed-rate terms of five to seven years, as well as fixed rate residential mortgage loans with primarily 15- or 30-year terms. In general, we made residential mortgage loans based on the borrower’s ability to repay the loan from his or her salary and other income; such loans are secured by residential real estate, the value of which is generally readily ascertainable. We made these loans consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. We generally made residential mortgage loans and home equity lines of credit secured by owner-occupied property within the guidelines of our regular purchasers of these loans.

Our home equity loans and home equity lines of credit are primarily secured by a second mortgage on owner occupied one-to-four family residences. Our home equity loans are originated at fixed interest rates and with terms of between five and 30 years for primary residences and between five and 15 years for secondary and rental properties, and are fully amortizing. Our home equity lines allow for the borrower to draw against the line for ten years, after which the line is refinanced into a 20-year fixed-rate loan. Home equity lines of credit carry a variable rate of interest and minimum monthly payments during the draw period, which are the greater of (i) $50.00 or (ii) depending on credit score, loan-to-value and debt-to-income ratios, either the interest due or interest due plus 1% of the outstanding loan balance. Home equity loans and lines of credit are generally underwritten with a maximum loan-to-value ratio of 85% (80% when appraised value is greater than $1 million) for a primary residence when combined with the principal balance of the existing mortgage loan. At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

Home equity loans and lines of credit generally have greater risk than owner-occupied residential loans secured by first mortgages. When customers default on their loans we attempt to foreclose on the property. However, the value of the collateral may not be sufficient to repay the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from these customers. In addition, decreases in property values could adversely affect the value of properties used as collateral for the loans. These second lien loans represent a smaller portion of our portfolio than our first lien residential mortgage loans.

Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, we believe the diversity of the individual loans in the portfolio reduces our potential risk.

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

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines. We originate both fixed and variable rate loans. Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand. We generally retain in our portfolio the majority of loans that we originate, except for first lien residential mortgage loans where we sell the majority of the loans into the secondary market. With the exit of our mortgage banking activities, we will cease to originate residential first lien mortgage loans in early 2020. However, in order to manage loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators. We do not retain the servicing rights on sold loans.

We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal limits. More rarely, we purchase loan participations from correspondent banks in the local market as well. Those loans are underwritten in-house with the same care of loans directly originated.

Loan Approval Procedures and Authority

Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the collateral that will secure the loan, if applicable. To assess a business borrower’s ability to repay, we review and analyze, among other factors, current income, credit history including our prior experience with the borrower, cash flow, any secondary sources of repayment, other debt obligations in regards to the equity/net worth of the borrower and collateral available to us to secure the loan.

We generally require appraisals of all real property securing one- to four-family residential and commercial real estate loans and home equity loans and lines of credit. All appraisers are state-licensed or state-certified appraisers, and our practice is to have local appraisers approved by our board of directors annually.

Mortgage Banking

As previously noted, on December 18, 2019, we entered into an agreement to cease originating residential first lien mortgage loans and exit our mortgage banking activities in early 2020. Our mortgage banking activities, prior to the exit of these activities, generated revenue by providing an extensive line of consumer real estate products and services to customers nationwide. We historically offered products available to customers through a retail network of mortgage loan officers and bankers as well as a sales force offering our customers direct access to our products.

Until we cease originating residential first lien mortgage loans in early 2020, we will continue to originate residential mortgage loans that remain in our pipeline primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While we do have delegated underwriting authority from most of our loan purchasers, at times we also employ the services of the purchaser to underwrite the loans. Because the loans are originated within purchaser guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, we may be required to repurchase a previously sold mortgage loan or indemnify the purchaser if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by purchaser but can be up to approximately 12 months after sale of the loan to the purchaser. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, follow purchaser guidelines, and carry private mortgage insurance, where applicable.

Until we cease originating residential first lien mortgage loans in early 2020, we will continue to enter into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, we use “best efforts” in delivering to purchasers. Under a “best efforts” contract, we commit to deliver an individual mortgage loan of a specified principal amount and quality to a purchaser and the purchaser commits to a price that it will purchase the loan from us if the loan to the underlying borrower closes. We protect the Bank from changes in interest rates through the use of best efforts forward delivery commitments, whereby the purchaser commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the purchaser has assumed the interest rate risk on the loan. As a result, we are not generally exposed to losses on loans sold utilizing best efforts. Nor will we realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, we do not expect to incur any gain or loss on the rate lock commitments.

Investments and Funding

We balance our liquidity needs based on loan and deposit growth through both our investment and borrowings portfolios. It is our goal to provide adequate funding in support of loan growth and ample contingent liquidity against unusual funding needs. A portion of our investment portfolio is generally kept in highly liquid securities, and a portion of the portfolio is used to generate additional positive earnings. Our primary source of funds is, and will continue to be, core deposits generated from our market area. Additional funding is provided by overnight unsecured master notes, customer repurchase agreements, Federal Home Loan Bank of Atlanta (“FHLB”) advances, the Board of Governors of the Federal Reserve (the “FRB”) Discount Window, subordinated debentures and other purchased funds. Other purchased funds may include certificates of deposit (“CDs”) over $100,000, federal funds purchased, and institutional or brokered deposits. Lines of credit are maintained to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

Our investment policy is reviewed annually by our board of directors. Our board of directors has appointed its Board Asset Liability Committee to serve as the Investment Committee. The Board Asset Liability Committee therefore meets at regular intervals (not less than quarterly) and provides a report on the investment portfolio performance to our full board of directors. The investment officer is designated by the Chief Executive Officer and is responsible for the day-to-day management of liquidity and the investment portfolio in accordance with the policies approved by our board of directors. We actively monitor our investment portfolio and we classify the majority of the portfolio as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate.

Other Banking Products

We offer our customers wire transfer services, ATM and check cards, automated teller machines (“ATMs”) at all of our branch locations, safe deposit boxes at most branches and credit cards through a third party processor. In addition, we offer our business customers merchant card services, overnight sweep services, ACH origination capabilities, ACH and check positive pay and remote deposit capture devices for those customers who have a high volume of checks to deposit.

We also provide Internet banking capabilities to our customers. With our Internet banking service, our customers may open accounts online, view their accounts online and electronically remit bill payments including an option for same day payment. Our Online and Mobile Banking capabilities allow both consumer and business customers to essentially do their banking from anywhere at any time. All customers have the ability to check balances, view eStatements, pay bills, pay people via PopMoney, set real-time account alerts, manage cards, and deposit checks from their mobile devices.

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of consumer and business deposit products that include demand, money market, savings, individual retirement accounts, and certificates of deposit. Utilizing key technology partnerships, we offer a competitive array of commercial cash management products that allow us to attract demand deposits. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

Employees

We have 299 full-time and eight part-time employees as of December 31, 2019. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good.

Lending Limit

The Bank’s legal lending limit for loans to one borrower was $35.8 million as of December 31, 2019, and we further monitor our exposure to one borrower through a policy to limit our “in-house” lending limit to $25.0 million as of December 31, 2019, which in-house limit can be exceeded on a limited basis. As part of our risk management strategy, we may participate a portion of larger loans to other financial institutions. This strategy allows us to maintain customer relationships yet observe the legal lending limit and manage credit exposure. However, this strategy may not always be available.

Available Information

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

SUPERVISION AND REGULATION

As a financial institution, we operate in a highly regulated environment. The regulatory framework under which we operate is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s (the “FDIC’s”) Deposit Insurance Fund and not for the protection of our stockholders and creditors. The following is a general summary of the material aspects of certain statutes and regulations applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

Howard Bancorp, Inc.

We are a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to regulation and examination by the Board of Governors of the Federal Reserve (the “FRB”) and the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”) and are required to file periodic reports and any additional information that the FRB and the Commissioner may require. In addition, the FRB and the Commissioner have enforcement authority over the Company, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent us from engaging in unsafe or unsound practices or violating laws or regulations governing our business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The status of Howard Bancorp as a registered bank holding company under the BHC Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Source of Strength

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this requirement, we could, in the future, be required to provide financial assistance to the Bank should the Bank experience financial distress. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice, a violation of FRB regulations or both. The FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Acquisitions

The primary purpose of a bank holding company is to control and manage banks. The BHC Act generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHC Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions.

Change in Control

The BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of a bank, as defined in the BHC Act. The determination whether an investor “controls” a bank is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a bank or other company if the party: (i) owns or controls 25% or more of any class of voting securities of the bank or other company; (ii) can elect or appoint a majority of the board of directors, or similar body, of the bank or other company; or (iii) exercises a “controlling influence” over the bank or other company. The FRB may require a company that owns between 5% and 25% of any class of voting securities of a bank or bank holding company to make certain non-control or “passivity” commitments. If a party were deemed to “control” the Company for BHC Act purposes, the party would become a bank holding company and subject it to filing and other regulatory requirements.

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

Activities

Pursuant to provisions of the BHC Act and regulations promulgated by the FRB thereunder, the Company may only engage in or own companies that engage in activities deemed by the FRB to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the FRB prior to engaging in most new business activities. As a bank holding company, we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services and underwriting services, and engaging in limited merchant banking activities. We have not sought financial holding company status, but we may elect that status in the future as our business matures. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

Capital Requirements

The Federal Reserve imposes certain capital requirements on a bank holding company under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Howard Bank—Capital Requirements.” However, because the Company currently has less than $3.0 billion in consolidated assets, it currently qualifies as a small bank holding company, and these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

Dividends

The Company is a legal entity separate and distinct from the Bank. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Under the prompt corrective action rules discussed below, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, funds for cash distributions to our stockholders are derived primarily from dividends received from our Bank. Our Bank is subject to various general regulatory policies and requirements relating to the payment of dividends. Any restriction on the ability of our Bank to pay dividends will indirectly restrict the ability of the Company to pay dividends to our stockholders. See “Howard Bank—Dividends” below.

Federal Securities Regulation

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

Sarbanes-Oxley Act of 2002

The Sarbanes Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have adopted policies, procedures and systems designed to ensure compliance with the Sarbanes Oxley Act and related regulations.

Howard Bank

Howard Bank is a Maryland-chartered trust company (with all powers of a commercial bank), and its deposit accounts are insured by the FDIC up to the maximum legal limits. It is subject to regulation, supervision and regular examination by the Commissioner and the FDIC. The regulations of these agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act.  The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Reform Act and related rule making:

•	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets are exempt from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

•	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;

•	a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Capital Requirements”); and

•	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

Capital Requirements

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. Specifically, the following minimum capital requirements apply to the Bank:

•	a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a total risk-based capital ratio of 8%; and

•	a leverage ratio of 4%.

The final rules also established a “capital conservation buffer” above the regulatory minimum capital requirements, which must consist entirely of CET1 risk-based capital, which was phased in over several years. The fully phased-in capital conservation buffer of 2.500%, which became effective on January 1, 2019, resulted in the following effective minimum capital ratios beginning in 2019: (i) a CET1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. Under Basel III, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital levels fall below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Bank elected to opt-out from this treatment, which it did.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for credit losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective for us. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Prompt Corrective Action

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Depending on their capital levels, every insured depository institution is in one of five capital tiers: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a CET1 ratio of 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Well capitalized status is a prerequisite for certain types of favorable regulatory treatment, including expedited processing of applications by the FDIC and the ability to rely on brokered deposits.

The Bank has been “well capitalized” since it commenced its business operations.

Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized.

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

Dividends

The Company is a legal entity separate and distinct from the Bank. Virtually all of the Company’s revenue available for the payment of dividends on its common stock results from dividends paid to the Company by the Bank. Under Maryland law, the Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest and taxes, from its undivided profits or, with the prior approval of the Commissioner, from its surplus in excess of 100% of its required capital stock. Also, if the Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, the Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition, federal bank regulators have stated that paying dividends that deplete a banking organization’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally only pay dividends out of current earnings. The Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described above.

Deposit Insurance Assessments

The Bank’s deposit accounts are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. FDIC-insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is determined by an FDIC risk-based assessment system. The assessment is a function of a financial ratios method that takes into account seven financial ratios and the institution’s weighted average CAMELS component ratings. The assessment must be within a range that depends on the institution’s composite CAMELS rating, and the assessment will be adjusted up or down to come within the range. Assessment rates (inclusive of possible adjustments) for institutions with less than $10 billion in consolidated assets currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the Deposit Insurance Fund (“DIF”) was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks were to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. The Bank subsequently received such assessment credits.

Maryland Regulatory Assessment

The Commissioner annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Liquidity

The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. The Bank is also subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all insured depository institutions with transaction accounts or non-personal time deposits. During 2019, amounts in transaction accounts above $16.9 million and up to $110.6 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $110.6 million required reserves of $3.2 million plus 10% of the amount in excess of $110.6 million. The FRB changes its reserve requirements on an annual basis and the Bank is subject to new requirements for 2020. The Bank was in compliance with its reserve requirements at December 31, 2019 and is in compliance with its current reserve requirements.

Loans-to-One-Borrower Limitation

With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an aggregate amount not more than 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank is in compliance with the loans-to-one borrower limitations.

Commercial Real Estate Loans

Commercial real estate (“CRE”) loans are subject to two types of regulatory oversight. If total reported loans for construction, land development, and other land represent more than 100% of a bank’s total capital or if total CRE loans represent 300% or more of total capital and have grown by 50% or more in the last 36 months, the bank is expected to have enhanced risk management and will be subject to greater regulatory scrutiny. In addition, the risk-based capital rules (so long as they are applicable) presumptively risk weight CRE loans at 100% but impose a 150% risk weight on loans deemed to be high volatility. Among other things, the capital rules required that a borrower contribute 15% of the equity of a financed project in order for the loan to qualify for the lower risk weight. The Reform Act narrowed the types of loans potentially subject to the higher risk weight but did not eliminate that risk weight.

Community Reinvestment Act and Fair Lending Laws

Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the communities (including low and moderate income neighborhoods) that they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and new branches. The Bank has a CRA rating of “Satisfactory.”

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The FRB did not join the proposal.

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

Generally, Section 23A of the Federal Reserve Act and the FRB’s Regulation W limit the “covered transactions” in which a bank or its subsidiaries may engage with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit such covered transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus. The term ‘‘covered transaction’’ includes loans, asset purchases, issuances of guarantees, and other similar transactions that expose the bank to the credit risk of an affiliate. In addition, loans or other extensions of credit by the bank to an affiliate must be collateralized in accordance with regulatory requirements. The Bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the Bank of any low-quality asset. Section 23B applies to covered transactions as well as certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to non-affiliates.

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

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

Enforcement Powers

The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Potential civil penalties have been substantially increased. Criminal penalties for some financial institution crimes have been increased to 20 years.

In addition, regulators are provided with considerable flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ have expansive power to issue cease-and-desist orders. These orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Further, state attorneys general may bring civil actions or other proceedings under the Dodd-Frank Act or regulations against state-chartered banks, including the Bank.

Anti-Money Laundering and Office of Foreign Assets Control

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

Bank Secrecy Act and anti-money laundering compliance has been a special focus of the Federal banking agencies in recent years. Any non-compliance is likely to result in an enforcement action, often with substantial monetary penalties and reputation damage. A savings association or bank that is required to strengthen its compliance program often must put on hold any initiatives that require banking agency approval.

The Office of Foreign Assets Control, (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

USA PATRIOT Act

The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

•	requiring standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

•	filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Patriot Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non-U.S. persons that they administer, maintain, or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the Patriot Act, the Financial Crimes Enforcement Network (“FinCEN”) can send the Bank a list of the names of persons suspected of involvement in terrorist activities or money laundering. The Bank may be requested to search its records for any relationships or transactions with persons on the list. If the Bank finds any relationships or transactions, it must report those relationships or transactions to FinCEN.

Consumer Protection Laws

We are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.

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

Item 1A. Risk Factors

You should consider carefully the following risks, along with the other information contained in and incorporated into this report. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Risk Factors Relating to Our Business

Because our loan portfolio consists largely of commercial business and commercial real estate loans, our portfolio carries a higher degree of risk than would a portfolio composed primarily of residential mortgage loans.

Our loan portfolio is made up largely of commercial business loans and commercial real estate loans, most of which is collateralized by real estate. These types of loans generally expose a lender to a higher degree of risk of non-payment and loss than do residential mortgage loans because of several factors, including dependence on the successful operation of a business or a project for repayment, the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. In addition, commercial real estate and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time by our customers or a significant default by our customers would materially and adversely affect us.

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

While any declines in the value of our real estate collateral securing loans have been reflected in existing reserves, the discounts and reserves we have taken against our loan portfolio based on our internal review of economic conditions and their impact on real estate values in our market areas may be insufficient. Deterioration in the real estate market or the economy could adversely affect the value of the properties securing the loans or revenues from borrowers’ businesses, thereby increasing the risk of non-performing loans and increased portfolio losses that could materially and adversely affect us.

The small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets or economies may have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

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

As of December 31, 2019, our commercial real estate loans were equal to 288% of our total risk-based capital. The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in our commercial real estate or real estate construction and land portfolios or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and result in a requirement that we increase our capital levels, and such capital may not be available to us on acceptable terms or at all.

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software, and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, deposit processing systems and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Because our loan portfolio includes residential real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

While we will cease originating residential first lien mortgage loans in early 2020, we will continue to originate home equity loans and home equity lines of credit within our local market area. In addition, we will purchase residential first lien mortgage loans in order to offset portfolio runoff. While residential real estate loans are more diversified than loans to commercial borrowers, and our local real estate market and economy have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans in our portfolio. In addition, should values begin to decline again, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

We may be unable to successfully implement a disposition or wind-down of certain business activities which no longer fit our strategic plan.

In December 2019, we entered into an agreement to sell certain assets related to our mortgage business, and we agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities in early 2020. In addition, we may engage in future dispositions or wind-downs of certain business. Key risks associated with exiting a business include:

•	our ability to price a sale transaction appropriately and otherwise negotiate acceptable terms;

•	our ability to identify and implement key customer, technology systems, and other transition actions to avoid or minimize negative effects on retained business activities;

•	our ability to assess and manage any loss of synergies that the exited business activity had with our retained business activities;

•	our ability to replace legacy earnings from the exited business or activity with new revenues; and

•	our ability to manage capital, liquidity, and other challenges that may arise if an exit results in significant legacy cash expenditures or financial loss.

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

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. Volatility and deterioration in domestic markets may also increase our risk for credit losses. We maintain an allowance for credit losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of our loan portfolio, determines the amount of the allowance for credit losses. We cannot, however, predict with certainty the amount of probable losses in our portfolio or be sure that our allowance will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, our losses will increase and our earnings will suffer.

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

Significant increases to our allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs to the allowance for credit losses. Any increase in the allowance for credit losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

New accounting standards could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for credit losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, recently issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for credit losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Certain of our estimates related to accounting for acquired loans may differ from actual results.

The application of the purchase method of accounting in our mergers and any future mergers or acquisitions will impact our allowance for credit losses. Under the purchase method of accounting, all acquired loans were recorded in our Consolidated Financial Statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our acquired credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

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

As previously mentioned, a key component of our growth strategy is to pursue acquisitions of other financial institutions or branches of other financial institutions, and we routinely evaluate opportunities to acquire additional financial institutions or branches or to open new branches. As consolidation of the banking industry continues, the competition for suitable acquisition candidates may increase. We compete with other banking companies for acquisition opportunities, and there are a limited number of candidates that meet our acquisition criteria. Consequently, we may not be able to identify suitable candidates for acquisitions. If we are unable to locate suitable acquisition candidates willing to sell on terms acceptable to us, our net income could decline and we would be required to find other methods to grow our business. We may also open additional branches organically and expand into new markets or offer new products and services.

Our merger and acquisition activities could be material and could require us to use a substantial amount of common stock and dilute our existing stockholders, cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

Our expansion activities could involve a number of additional risks, including:

•	the time and expense associated with identifying and evaluating potential acquisition and merger partners;
•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;
•	the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;
•	operating in markets in which we have had no or only limited experience;
•	taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;
•	we may not be able to correctly identify profitable or growing markets for new branches;
•	difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;
•	the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;
•	the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;
•	the ability to realize the anticipated benefits of the merger or acquisition;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers as a result of a merger or acquisition that is poorly received;
•	the possibility of regulatory approval being delayed, impeded, conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the CRA;
•	delay in completing a merger or acquisition due to litigation;
•	inability to obtain additional financing (including by issuing additional common equity), if necessary, on favorable terms or at all; and
•	unforeseen adjustments, write-downs, write-offs or restructuring or other impairment charges.

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

Competition in the banking and financial services industry within our market area is intense. In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. There are also a number of smaller community-based banks that pursue similar operating strategies as the Bank. In addition, some of our competitors have recently offered loans with lower fixed rates and on more attractive terms than we have been willing to offer. Our continued profitability depends on our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest earning assets and profitability. See “Item 1. Business -Competition” for more information about competition in our market area.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Also, technological advances have lowered barriers to entry and made it possible for banks to compete in our market without a retail footprint by offering competitive rates and for non-banks to offer products and services that have traditionally been provided by banks. Additionally, due to their size, many of our competitors may offer a broader range of products and services as well as better pricing for certain products and services than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends on our ability to successfully compete in our market area, and competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future. Further, if we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by new or modified products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We must comply with extensive and complex governmental regulation, which could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state regulatory agencies. The Company is subject to FRB regulation, and the Bank is subject to extensive regulation, supervision and examination by the FDIC and the Commissioner.

Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our operations, and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and the Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably or increase profitability. See “Supervision and Regulation” for more information about applicable banking laws and regulations.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for credit losses. In addition, changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Further, as a public company, we incur significant legal, accounting, insurance and other expenses in connection with compliance with rules of the SEC and The Nasdaq Stock Market LLC.

We face a risk of noncompliance and enforcement action with the Patriot Act, the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Financial institutions are required under the PATRIOT Act, Bank Secrecy Act and other laws and regulations to, among other duties, institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in the Great Baltimore Metropolitan area. The economic conditions in this local market may be different from, and in some instances worse than, the economic conditions in the United States as a whole. In addition, due to the proximity of our primary market area to Washington, D.C., decreases in spending by the Federal government or cuts to Federal government employment could impact us to a greater degree than banks that serve a larger or a different geographical area. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics or pandemics; or a combination of these or other factors.

During 2019, the U.S. economy has continued to grow across a wide range of industries and regions in the United States. However, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, the potential effects of the novel coronavirus on international trade (including supply chains and export levels), travel, employee productivity and other economic activities, depressed oil prices and the U.S.-China trade disputes and related tariffs, that may have a destabilizing effect on financial markets and economic activity. There can be no assurance that current economic conditions will continue or improve, and economic conditions could worsen. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and saving habits. A return of recessionary conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade deal between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, the novel coronavirus and concerns regarding the extent to which it may spread have affected, and may increasingly affect, international trade (including supply chains and export levels), travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as coronavirus or other potential epidemics or pandemics, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

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

Governmental economic and monetary policy will influence our results of operations. The rates of interest payable on deposits and chargeable on loans are affected by monetary policy as determined by various governmental and regulatory authorities, in particular the FRB, as well as by national, state and local economic conditions. The FRB, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of Treasury and mortgage-backed securities. If the FRB increases the federal funds rate in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and U.S. economic growth. If rates remain relatively low it could create deflationary pressures, which while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our commercial borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

Reforms to and uncertainty of the London Inter-bank Offered Rate, or LIBOR, calculation process and potential phasing out of LIBOR may adversely affect us.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. The FRB in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to the Bank under the Basel III rules become fully phased-in on January 1, 2019. The Bank is now required to satisfy additional, more stringent, capital adequacy standards than it had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

The small and medium-sized businesses that we lend to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Bank that could materially harm our operating results.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These small and medium-sized businesses frequently have a smaller market share than their competition, may be more vulnerable to economic downturns, may need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair their ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on its business and its ability to repay a loan. As a result, economic downturns and other events that negatively impact our market areas and the businesses we serve could cause us to incur substantial credit losses that could negatively affect our results of operations and financial condition.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. Our capital requirements for the foreseeable future are currently satisfied. We may at some point, however, need to raise additional capital to support our continued growth or if our liquidity is adversely affected by external factors such as a return of recessionary conditions and/or other negative developments in the domestic or international credit markets. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired, or the failure to raise additional capital could have a material adverse effect on our liquidity, financial condition or results of operations. In addition, if we decide to raise additional equity capital, your interest in the Company could be diluted. Furthermore, if we raise additional capital through the issuance of debt securities, there can be no assurance that sufficient revenues or cash flow will exist to service such debt.

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

Further, most of our securities investment portfolio as of December 31, 2019 has been designated as available for sale pursuant to Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) Topic 320 – “Investments.” ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Our reputation is one of the most valuable components of our business. Damage to our reputation could undermines the confidence of clients and prospects in our ability to serve them and therefore could negatively affect our earnings. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions and cybersecurity incidents, and from actions taken by government regulators and community organizations in response to those activities. Damage to our reputation could affect the confidence of rating agencies, regulators, stockholders and other parties in a wide range of transactions that are important to our business. Failure to maintain our reputation ultimately would have an adverse effect on our ability to maintain and grow our business. Actions by the financial services industry generally or by other members of or individuals in the financial services industry also could impact our reputation negatively. The considerable expansion in the use of social media over recent years has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to any incidents negatively impacting our reputation, it could have a material and long-term negative impact on our business and, therefore, our operating results.

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we are the subject of various claims and legal actions by customers, employees, stockholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In light of the potential cost and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Risks Related to an Investment in Our Common Stock

Anti-takeover provisions in our corporate documents and in federal and state law may make it difficult and expensive to remove current management.

Anti-takeover provisions in our articles of incorporation and bylaws and federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. For example, we have a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board. In addition, directors may only be removed from office by the affirmative vote of at least 80% of all of the votes of our stockholders entitled to be cast. Our articles of incorporation also authorize our board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our articles without stockholder approval to increase or decrease the number of shares of stock that we have authority to issue. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately.

Maryland law and our articles of incorporation limit the liability of our directors and officers and the rights of us and our stockholders to take action against our directors and officers.

Maryland law provides that a director will not have any liability as a director as long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our articles of incorporation eliminate our directors’ and officers’ liability to us and our stockholders for money damages to the fullest extent permitted by Maryland law. Our articles of incorporation and bylaws also require us to indemnify our directors and officers for liability resulting from actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers.

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

We may be unable to, or may continue to choose not to, pay dividends on our common stock.

We have never paid cash dividends to holders of our common stock. Although we may pay cash dividends in the future, we currently intend to retain a large majority of any earnings to help fund our growth. Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it. As a Maryland-chartered trust company, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings.

If our Bank is not permitted to pay cash dividends to the Company, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. If we fail to pay dividends in the future, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event the Bank becomes unable to pay dividends to the Company, we may not be able to service our debt or pay our other obligations. Accordingly, the Company’s inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of our stockholders’ interests and could depress our stock price.

Our articles of incorporation currently authorize an aggregate of 20,000,000 shares of common stock, 18,714,844 of which are outstanding as of February 27, 2020. As permitted by Maryland law, our articles of incorporation provide that our board of directors can amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. Our board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by us), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located at 3301 Boston Street, Baltimore, Maryland in a building that we own, which also includes a full-service branch office.  Including the headquarters building, at December 31, 2019, we owned ten of our sixteen full-service branches and leased the remaining six branches, all of which are located in our Greater Baltimore Metropolitan market area.  In addition, we lease five regional mortgage banking or commercial lending offices (four in Maryland and one in Delaware) and lease one former branch location.  We also own two former branch facilities that are classified as long-lived assets within “Interest receivable and other assets” on our Consolidated Balance Sheet. See Notes to the Consolidated Financial Statements, “Premises and Equipment,” and “Leases” for information with respect to the amount at which our premises and equipment are recorded and commitments under long-term leases.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on The Nasdaq Stock Market under the symbol “HBMD.” At February 27, 2020, we had 387 stockholders of record.

Dividends

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future; however, our board of directors may decide to declare dividends in the future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, tax considerations, general economic conditions and other factors deemed relevant to our board. We are not obligated to pay dividends on our common stock.

As a Maryland corporation, we are subject to certain restrictions on dividends under the Maryland General Corporation Law. Generally, Maryland law limits cash dividends if the corporation would not be able to pay its debts in the usual course of business after giving effect to the cash dividend or if the corporation’s total assets would be less than the corporation’s total liabilities plus the amount needed to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Supervision and Regulation—Howard Bancorp, Inc.—Dividends.”

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. See “Supervision and Regulation—Howard Bank—Dividends.”

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this section of this Item is incorporated by reference to the information included under the captions “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

Issuer Purchases of Equity Securities

The following table reflects information regarding our share repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 - October 31, 2019	-	$-	-	$6,931,443
November 1, 2019 - November 30, 2019	-	-	-	6,931,443
December 1, 2019 - December 31, 2019	14,864	17.11	14,864	6,677,138
Total	14,864	$17.11	14,864

(1) On April 24, 2019, our Board of Directors authorized a stock repurchase program under which we can, from time to time, purchase up to $7.0 million of our outstanding common shares, until the program expires on October 24, 2020. Under the stock repurchase program, shares of common stock may be repurchased by us in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations or through a 10b5-1 trading plan under the Exchange Act, which would permit shares to be repurchased when we might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. Repurchases may be conducted, suspended, or terminated at any time without notice. The extent to which we repurchase any shares and the timing of such repurchases will depend upon market conditions and other considerations as may be considered in our sole discretion. A total of 19,764 shares at an average price paid per share of $16.34 were repurchased under this program as of December 31, 2019. As of February 24, 2020, we had repurchased all remaining shares under the stock repurchase program, resulting in a total of 392,565 shares repurchased at an average price paid per share of $17.83.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2019	2018	2017	2016	2015
Statements of operations data:
Interest income	$91,434	$80,389	$43,026	$38,741	$33,349
Interest expense	22,124	13,771	5,167	4,562	3,072
Provision for credit losses	4,193	6,091	1,831	2,037	1,836
Noninterest income	21,034	17,860	19,524	14,796	11,935
Noninterest expense	64,078	83,112	45,200	38,699	38,261
Federal and state income tax expense	5,192	(897)	3,152	2,936	973
Net income (loss)	16,881	(3,828)	7,200	5,303	1,142
Preferred stock dividends	-	-	-	166	126
Net income available to common shareholders	16,881	(3,828)	7,200	5,137	1,016

Per share data and shares outstanding:
Net income (loss) per common share, basic	$0.89	$(0.22)	$0.75	$0.74	$0.16
Net income (loss) per common share, diluted	$0.89	$(0.22)	$0.75	$0.73	$0.16
Book value per common share at period end	$16.48	$15.48	$13.47	$12.27	$11.54
Average common shares outstanding	19,068,246	17,556,554	9,555,952	6,975,662	6,160,005
Diluted average common shares outstanding	19,071,077	17,556,554	9,596,804	6,998,982	6,223,496
Shares outstanding at period end	19,066,913	19,039,347	9,820,592	6,991,072	6,962,139

Financial Condition data:
Total assets	$2,374,619	$2,266,514	$1,149,950	$1,026,957	$946,759
Loans receivable (gross)	1,745,513	1,649,751	936,608	821,524	757,002
Allowance for credit losses	10,401	9,873	6,159	6,428	4,869
Other interest-earning assets	363,320	351,917	152,343	152,075	138,137
Total deposits	1,714,365	1,685,806	863,908	808,734	747,408
Borrowings	319,368	276,653	148,920	127,574	98,828
Total stockholders’ equity	314,148	294,683	132,253	85,790	92,899
Common equity	314,148	294,683	132,253	85,790	80,337

Average assets	2,250,334	1,997,474	1,072,943	970,710	782,441
Average stockholders' equity	304,925	266,075	123,763	86,221	76,143
Average common stockholders' equity	304,925	266,075	123,763	81,896	63,581

Selected performance ratios:
Return on average assets	0.75%	(0.19)%	0.67%	0.55%	0.15%
Return on average common equity	5.54%	(1.44)%	5.82%	6.48%	1.80%
Net interest margin(1)	3.50%	3.78%	3.73%	3.73%	4.08%
Efficiency ratio(2)	70.93%	98.38%	78.77%	79.01%	90.64%

Asset quality ratios:
Nonperforming loans to gross loans	1.10%	1.50%	1.41%	1.17%	1.37%
Allowance for credit losses to loans	0.60%	0.60%	0.66%	0.78%	0.64%
Allowance for credit losses to nonperforming loans	54.33%	39.94%	46.70%	69.24%	46.95%
Nonperforming assets to loans and other real estate	1.27%	1.76%	1.57%	1.41%	1.68%
Nonperforming assets to total assets	0.94%	1.28%	1.28%	1.16%	1.35%

Capital ratios:
Leverage ratio	9.55%	8.77%	11.70%	8.36%	9.90%
Common equity tier 1 capital ratio	11.09%	10.00%	12.77%	9.71%	11.47%
Tier I risk-based capital ratio	11.09%	10.00%	12.77%	9.71%	11.47%
Total risk-based capital ratio	13.14%	12.14%	13.72%	10.83%	12.09%
Average equity to average assets	13.55%	13.32%	11.53%	8.88%	9.73%

(1)	Net interest margin is net interest income divided by average earning assets.
(2)	Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2019, 2018 and 2017, and financial condition at December 31, 2019 and 2018, and should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this report.  Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial, business and economic matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our 91 remaining mortgage employees. We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand. Under the agreement, there is a transition period of approximately 45 days, after which we have agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities. Accordingly, we expect to have the majority of the residential first lien mortgage pipeline processed by the end of the first quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

While our mortgage banking activities were marginally profitable in two of the last three years and our decision to exit this activity will eliminate that source of income, we believe that the exit of these activities will have a negligible impact on our net income over the next twelve months and will improve our efficiency ratio. Most importantly, we believe that exiting these activities will allow us to focus resources on growing our more profitable and less volatile commercial banking business that represents our core competency. We expect that this renewed focus will more than replace the marginal levels of net income from our mortgage banking activities within the next twelve months. While we estimate that the after tax income from these activities in 2019 was $1.6 million, compared to an after tax loss of $1.4 million in 2018, the operating expenses we attributed to the mortgage banking activities represented only direct costs and did not include shared services expense for staff and support activities such as loan operations, wire transfer operations, human resources, finance, internal audit, and compliance. If we had allocated these shared services expenses to our mortgage banking activities, the financial returns on our mortgage banking activities would have been even less.

We originally began our residential mortgage banking activities to provide increased diversification to our net interest income and noninterest income revenue. While we sold the majority of our residential first lien mortgage loan originations to investors, we held a portion of these originations in our loan portfolio to diversify our loan mix. We continued to grow our mortgage banking business until shortly after our merger with First Mariner in 2018, at which time we determined to reduce our mortgage banking activities. This decision was shaped by our impressions of both the evolution of the mortgage banking industry and the characteristics of the returns associated with our original diversification strategy. For instance, we saw a growing need for both scale and technology investments as non-depository institutions began to dominate this space, which would require us to re-allocate our resources of both human and financial capital into a non-core business activity. In addition, despite management efforts to increase returns on mortgage originations through changes in mortgage banking management, processes and product array, we were not meeting our internal expectations. As a result, after also considering, among other factors, regulatory risks related to mortgage banking, the distraction of management from our core customer business, the need to allocate resources to a non-core business activity, and the adverse impact of our mortgage business on our efficiency ratio, we ultimately determined to exit our mortgage banking activities. After a ten-month period of negotiations with both internal and external parties, in December 2019, we entered into an agreement to exit our mortgage banking activities which resulted in a positive return on the sale of the domain name (VAMortgage.com) and no severance or lease termination costs, other than $288 thousand of exit costs associated with change in control and retention agreements. The exit of our mortgage banking activities is discussed in Note 3 to the Consolidated Financial Statements.

On December 6, 2018, we entered into Subordinated Note Purchase Agreements with certain institutional accredited investors pursuant to which we sold and issued $25.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028 (the “Notes”). We used the net proceeds from this offering for general corporate purposes, to provide for continued growth and to supplement our regulatory capital ratios.

On March 1, 2018, we completed our merger with First Mariner Bank, a Maryland chartered trust company (“First Mariner”). At the effective time of the merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank. At the effective time of the merger, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of our common stock with cash paid in lieu of fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of our common stock, which was valued at approximately $164.6 million. In our merger with First Mariner, we acquired 14 branches located in Baltimore City and Baltimore, Harford, Howard and Anne Arundel counties. First Mariner had total assets with a fair value of $1.01 billion as of March 1, 2018, including $664.3 million of loans, net of purchase accounting adjustments.

On February 1, 2017, we closed an underwritten public offering of 2,760,000 shares of our common stock, which included the exercise in full of the underwriters’ over-allotment option, at a public offering price of $15.00 per share. The amount of gross proceeds raised in the offering was approximately $41.4 million, after underwriting discounts and estimated expenses, and the amount of net proceeds raised in this offering was $38.4 million. We used the proceeds of the offering to pay off a $12.7 million loan to Raymond James Bank, N.A. and retained the remainder. This had a positive impact on our liquidity and capital position in 2018 and provided funds that allowed us to continue to grow our loans and investments.

Recent Market Conditions

Our financial performance generally, and in particular the ability of our borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. In early 2020, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. The coronavirus has since spread within China and infections have been found in a number of countries around the world, including the United States. The coronavirus and its associated impacts on trade (including supply chains and export levels), travel, employee productivity and other economic activities has had, and may continue to have, a destabilizing effect on financial markets and economic activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted and will depend on certain developments, including, among others, the duration and spread of the outbreak, its impact on our customers, employees and vendors, and governmental, regulatory and private sector responses, which may be precautionary, to the coronavirus.

Financial Highlights

Financial highlights for 2019 are as follows:

•	Our net income was $16.9 million, or $0.89 per diluted share in 2019, compared to a net loss of $3.8 million, or $(0.22) per diluted share in 2018. Our 2018 results were adversely impacted by $15.5 million of merger and restructuring expenses associated with the First Mariner merger.
•	Our return on average assets (“ROA”) and return on average equity (“ROE”) was 0.75% and 5.54%, respectively, in 2019, compared to -0.19% and -1.44%, respectively, in 2018.
•	Our net interest margin decreased by 28 basis points to 3.50% in 2019, compared to 2018, due primarily to a 44 basis point increase in funding costs which more than offset the six basis point increase in the yield on our earning assets.
•	Loans and leases were $1.75 billion at December 31, 2019, an increase of $95.8 million, or 5.8%, from December 31, 2018.
•	Our total assets were $2.37 billion at December 31, 2019, an increase of $108.1 million, or 4.8%, from December 31, 2018, driven primarily by net loan growth.
•	Total deposits were $1.71 billion at December 31, 2019, an increase of $28.6 million, or 1.9% year over year.
•	We repositioned our balance sheet through the sale of $35.4 million of available for sale investment securities in 2019, generating securities gains of $645 thousand. In addition, we restructured our borrowings, resulting in a $692 thousand prepayment penalty on FHLB borrowings.
•	We recorded additional occupancy expenses related to our branch optimization initiative of $3.6 million in 2019.
•	Our nonperforming assets declined to 0.94% of total assets at year end compared to 1.28% at the prior year end.
•	We ended 2019 with a book value per common share of $16.48, a $1.00 per share increase over the prior year of $15.48.
•	We remain “well capitalized” by all regulatory measures, with all year-end regulatory capital ratios above the prior year end levels.
•	In December 2019, we entered into an agreement to exit our mortgage banking activities, and we expect to have the majority of the residential first lien mortgage pipeline processed by the end of the first quarter of 2020.

Critical Accounting Policies

Our accounting and financial reporting policies conform to the accounting principles generally accepted in the United States of America (“GAAP”) and general practice within the banking industry. Application of these principles requires management to make estimates, assumptions and complex judgements that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These estimates, assumptions and judgments are based on historical experience and various assumptions that we believe to be reasonable as of the date of the financial statements; accordingly, as this information changes, our Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Actual results could differ significantly from those estimates.

Certain accounting measurements inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The accounting policies we view as critical accounting policies are those relating to the allowance for credit losses, goodwill and other intangible assets, income taxes, share based compensation and accounting for business combinations and loans acquired in business combinations.

In reviewing and understanding our financial information, we also encourage you to review our significant accounting policies used in preparing our financial statements. See Note 1 to our Consolidated Financial Statements for further discussion of our significant accounting policies.

Allowance for Credit Losses

Our allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the allowance for credit losses when we believe that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, estimated losses on our loan portfolios as well as consideration of general loss experience. Based on our estimate of the level of allowance for credit losses required, we record a provision for credit losses to maintain the allowance for credit losses at an appropriate level.

We cannot predict with certainty the amount of loan charge-offs that we will incur. We do not currently determine a range of loss with respect to the allowance for credit losses. In addition, our regulatory agencies, as an integral part of their examination processes, periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for credit losses may be required that would adversely impact earnings in future periods. Note 8 to our Consolidated Financial Statements describes the methodology used to determine the allowance for credit losses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired in a business combination, less the estimated fair value of the liabilities assumed. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. Our core deposit intangible is amortized over the estimated useful lives of the acquired long-term deposits, and the remaining amounts of our core deposit intangible are periodically reviewed for reasonableness. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. We perform a qualitative assessment annually to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not have to perform the two step impairment test. Determining the fair value under the first step of the goodwill impairment test and determining the fair value if individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. Significant estimates and assumptions include projected future cash flows, discount rates, reflective market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Future events could cause us to conclude that goodwill or other intangible assets have become impaired, which would result in our recording of an impairment loss. Any resulting impairment loss could have a material impact on our financial condition and results of operations. Based on the results of our qualitative assessment, we determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2019.

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

Accounting for Business Combinations

We account for transactions that meet the definition of a purchase business combination by recording the assets acquired and liabilities assumed at their fair value on the acquisition date. Determining the fair value of assets acquired, including identified intangible assets, and liabilities assumed often involves estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, discount rates, multiples of earnings or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. If the fair value of the assets acquired exceeds the purchase price plus the fair value of the liabilities assumed, a bargain purchase gain is recognized. Conversely, if the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized.

Loans Acquired in Business Combinations

We record acquired loans at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, whether the loan has a fixed or variable interest rate, its term and whether or not the loan was amortizing, and our assessment of risk inherent in the cash flow estimates. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Acquired loans are segregated into two categories upon purchase: (1) loans purchased without evidence of deteriorated credit quality since origination, referred to in this report as “acquired performing loans,” and (2) loans purchased with evidence of deteriorated credit quality since origination for which it is probable that all contractually required payments will not be collected, referred to in this report as “acquired credit impaired loans.”

We account for and evaluate acquired credit impaired loans for impairment in accordance with the provisions of ASC 310-30. We estimate the cash flows expected to be collected on purchased loans based upon the expected remaining life of the loans, which includes the effects of estimated prepayments. Cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Subsequent to the acquisition date, we continue to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows are recorded as an increase in the allowance for credit losses through a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Acquired performing loans outside the scope of ASC 310-30 are accounted for under ASC 310-20. For acquired performing loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2019 and December 31, 2018 balance sheets is presented below.

General

Total assets increased $108.1 million, or 4.8%, to $2.37 billion at December 31, 2019 compared to assets of $2.27 billion at December 31, 2018. Our asset growth consisted primarily of increases in our portfolio loans of $95.8 million, loans held for sale of $9.4 million, cash and cash equivalents of $8.5 million and other assets of $11.5 million, partially offset by a decline of $9.9 million in investment securities. The primary sources of funding asset growth were increases in deposit balances and FHLB borrowings. Customer deposits increased $28.6 million, or 1.7%, in 2019 over 2018, while total borrowings increased $42.7 million, or 15.4%. Within total borrowings, FHLB borrowings increased $55.0 million. Total stockholders’ equity increased $19.5 million during 2019 primarily as a result of retained earnings.

Investment Securities

Available for sale

Our available for sale securities are reported at fair value. At December 31, 2019, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2019		2018		2017
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Available for sale
U.S. Government
Agencies	$66,428	$67,312	$130,088	$130,397	$68,082	$67,740
Treasuries	-	-	-	-	1,505	1,494
Mortgage-backed	139,918	142,699	90,242	90,460	2,541	2,479
Other investments	5,510	5,494	3,011	3,001	2,579	2,543
	$211,856	$215,505	$223,341	$223,858	$74,707	$74,256
Held to maturity
Corporate debentures	$7,750	$7,897	$9,250	$9,253	$9,250	$9,421

We had available for sale securities of $215.5 million at December 31, 2019, a decrease of $8.4 million, compared to $223.9 million at December 31, 2018. As part of our overall interest rate risk strategy, we sold $35.4 million of available for sale investment securities in 2019, recording a gain on the sale of $645 thousand. This gain was offset by prepayment penalties of $692 thousand related to the early redemption of $114.0 million of FHLB borrowings. The sale of the securities and early repayment of the FHLB borrowings was primarily for asset/liability management purposes. In 2018, we repositioned a portion of our pre-acquisition portfolio through the sale of primarily shorter duration agency debenture bonds with maturities over one year, recording a loss on the sale of $364 thousand. We did not sell any securities during 2017. At December 31, 2019, $1.5 million of our securities portfolio matures in one year or less compared to $38.9 million at December 31, 2018. Available for sale securities give us the capacity to fund future loan growth while maintaining an appropriate amount of securities to provide the required collateral under our repurchase agreements.

Our held to maturity securities balances were $7.8 million at December 31, 2019 and $9.3 million at December 31, 2018., consisting of investments in corporate debentures. The $1.5 million decrease year over year was the result of a bond call initiated by the underlying issuer.

Our available for sale securities portfolio contained 16 securities with unrealized losses of $166 thousand at December 31, 2019, and 31 securities with unrealized losses of $275 thousand at December 31, 2018. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment. There were no held to maturity securities in a loss position at December 31, 2019, and one at December 31, 2018. Note 5 to our Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2019 is summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2019
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government
Agencies	$1,497	1.96%	$49,162	3.01%	$15,769	2.50%	$-	-%	$66,428	2.87%
Mortgage-backed	-	-	4	4.74	4,547	3.13	135,367	2.95	139,918	2.96
Other investments	-	-	-	-	5,510	6.70	-	-	5,510	6.70
	$1,497	1.96%	$49,166	3.01%	$25,826	3.51%	$135,367	2.95%	$211,856	3.02%
Held to maturity
Corporate debentures	$-	-	$-	-	$7,750	5.79	$-	-	$7,750	5.79%

Nonmarketable Equity Securities

At December 31, 2019 and 2018, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $14.2 million and $11.8 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Loan and Lease Portfolio

Total loans and leases increased $95.8 million, or 5.8%, to $1.74 billion at December 31, 2019 from $1.65 billion at December 31, 2018, primarily as a result of organic growth. Overall, residential real estate loans increased $38.9 million, commercial loans and leases increased $36.0 million, and commercial real estate loans increased $24.0 million in 2019, from 2018, as we continued to focus on the needs of small- and medium-sized businesses in our market area. Within residential real estate, first lien mortgages increased $54.4 million, including $27.4 million purchased from a non-affiliated mortgage banking entity, which was partially offset by a $15.5 million decrease in residential-junior lien mortgages.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$128,285	7.3%	$123,671	7.5%	$74,398	7.9%	$72,973	8.9%	$69,385	9.1%
Residential - first lien	437,409	25.1	383,044	23.2	194,896	20.8	195,032	23.7	182,988	24.1
Residential - junior lien	74,164	4.2	89,645	5.4	43,047	4.6	35,009	4.3	27,477	3.6
Total residential real estate	511,573	29.3	472,689	28.6	237,943	25.4	230,041	28.0	210,465	27.7
Commercial - owner occupied	241,795	13.9	234,102	14.2	170,408	18.2	134,213	16.3	131,114	17.3
Commercial - non-owner occupied	444,052	25.4	427,747	25.9	260,802	27.8	216,781	26.4	181,361	23.9
Total commercial real estate	685,847	39.3	661,849	40.1	431,210	46.0	350,994	42.7	312,475	41.2
Total real estate loans	1,325,705	75.9	1,258,209	76.2	743,551	79.3	654,008	79.6	592,325	78.0
Commercial loans and leases	372,872	21.4	336,876	20.5	188,729	20.2	162,715	19.8	160,424	21.4
Consumer loans	46,936	2.7	54,666	3.3	4,328	0.5	4,801	0.6	4,253	0.6
Total loans and leases	$1,745,513	100.0%	$1,649,751	100.0%	$936,608	100.0%	$821,524	100.0%	$757,002	100.0%

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2019.

	At December 31, 2019
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$51,305	$31,994	$44,986	$128,285
Residential - first lien	880	4,996	431,533	437,409
Residential - junior lien	697	3,763	69,704	74,164
Total residential real estate	1,577	8,759	501,237	511,573
Commercial - owner occupied	15,665	91,403	134,727	241,795
Commercial - non-owner occupied	18,021	220,219	205,812	444,052
Total commercial real estate	33,686	311,622	340,539	685,847
Total real estate loans	86,568	352,375	886,762	1,325,705
Commercial loans and leases	49,224	121,251	202,397	372,872
Consumer loans	645	15,138	31,153	46,936
Total	$136,437	$488,764	$1,120,312	$1,745,513
Rate terms:
Fixed rate	$59,496	$364,779	$519,678	$943,953
Adjustable rate	76,941	123,985	600,634	801,560
Total	$136,437	$488,764	$1,120,312	$1,745,513

Loans Held for Sale

We sell the majority of the residential mortgage loans that we originate. Outstanding balances for the loans held for sale portfolio increased $9.4 million to $30.7 million at December 31, 2019, from $21.3 million at December 31, 2018. Our mortgage loan origination for sale volume was $573.3 million in 2019 compared to $586.4 million in 2018. As previously mentioned, in December 2019, we entered into an agreement to exit our mortgage banking activities, and we expect to have the majority of the residential first lien mortgage pipeline processed by the end of the first quarter of 2020.

Goodwill and Other Intangible Assets

Goodwill represents the consideration paid in excess of the fair value of net assets acquired (including identifiable intangibles) in a business combination. We initially recorded $70.1 million of goodwill associated with the First Mariner merger in 2018. Based upon updated information the goodwill was adjusted downward in the first quarter of 2019 by $4.7 million to reflect adjustments to net deferred tax assets as detailed in Note 2 of our Consolidated Financial Statements, resulting in a decrease of our total goodwill at December 31, 2019 to $65.9 million.

Our core deposit intangible represents the estimated value of long-term deposit relationships acquired in a business combination and is amortized over the estimated useful lives of the long-term deposits acquired. The unamortized balance of our core deposit intangible was $8.5 million at December 31, 2019, compared to $11.5 million at December 31, 2018. Amortization expense reflected in noninterest expense totaled $3.0 million, $2.9 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

As a result of us adopting Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), we recognized $14.1 million in right-of-use assets and $14.5 million of lease liabilities for operating leases. These amounts are reflected in other assets and other liabilities on our Consolidated Balance Sheet at December 31, 2019, and primarily account for the net changes in interest receivable and other assets and accrued expenses and other liabilities from the amounts reported at December 31, 2018.

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

Deposits increased from $1.69 billion at December 31, 2018 to $1.71 billion at December 31, 2019, an increase of $28.6 million. Noteworthy increases included growth of $39.8 million in noninterest-bearing demand accounts and $32.8 million in certificates of deposit. Offsetting this growth was a decline of $43.9 million in interest-bearing demand accounts. This decline was a result of our largest deposit relationship reducing their interest-bearing demand balances by $61.6 million during the second quarter of 2019 to fund new opportunities and investments. Other interesting-bearing deposit balances remained relatively flat year over year.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated:

	December 31,
(dollars in thousands)	2019			2018			2017
			Weighted			Weighted			Weighted
		% of	Average		% of	Average		% of	Average
	Amount	Total	Rate	Amount	Total	Rate	Amount	Total	Rate
Noninterest-bearing demand	$468,975	27%	-%	$429,200	26%	-%	$218,139	26%	-%
Interest-bearing checking	183,447	11	0.46	227,322	13	0.35	71,642	8	0.25
Money market accounts	360,711	21	0.79	356,130	21	0.61	252,453	29	0.43
Savings	130,141	7	0.18	134,893	8	0.15	52,078	6	0.14
Certificates of deposit	571,091	34	2.06	538,261	32	1.31	269,596	31	1.05
Total deposits	$1,714,365	100%	1.24%	$1,685,806	100%	0.79%	$863,908	100%	0.63%

The following table sets forth the maturity of certificates of deposit of $100,000 or more at December 31, 2019.

(in thousands)
Three months or less	$226,443
Over three to six months	39,211
Over six to twelve months	64,069
Over twelve months	54,993
$384,716

Borrowings

Customer deposits remain the primary source of funds that we use to meet loan growth, but we supplement this with short and long-term borrowings. Our borrowings consist of overnight unsecured master notes, customer repurchase agreements, FHLB advances and subordinated debentures. Repurchase agreements consist of overnight electronic sweep products that move customer excess funds from noninterest-bearing deposit accounts to an interest-bearing repurchase agreement, which is classified as a borrowing. Master notes similarly sweep funds from the Bank’s customer accounts to the Company but do not require pledged collateral. Repurchase agreements sweep funds within the Bank and are secured primarily by pledged U.S. Government Agency securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of our repurchase agreements. Total borrowings were $319.4 million at December 31, 2019 and $276.7 million at December 31, 2018.

Subordinated Debt

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25.0 million in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Company used the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

The Notes were structured to qualify initially as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 6.00% per annum from and including December 6, 2018, to but excluding December 6, 2023, with interest during this period payable semi-annually in arrears. From and including December 6, 2023, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR, plus 302 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after December 6, 2023.

Patapsco Statutory Trust I, a Connecticut statutory business trust and an unconsolidated wholly-owned subsidiary of the Company (the “Trust”), issued $5.0 million of capital trust pass-through securities to investors. The interest rate currently adjusts on a quarterly basis at the rate of the three-month LIBOR plus 1.48%. The Trust purchased $5,155,000 of junior subordinated deferrable interest debentures from Patapsco Bancorp, a bank holding company that we acquired in 2015. The debentures are the sole asset of the Trust and, in our acquisition of Patapsco Bancorp, we assumed its obligation to fully and unconditionally guaranteed the obligations of the Trust under the capital securities. The capital securities are redeemable by us at par. The capital securities must be redeemed upon final maturity of the subordinated debentures on December 31, 2035.

Short-term borrowings

Short-term borrowings are summarized in the following table:

	December 31,
	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Period-end balance:
FHLB advances	$230,000	1.70%	$118,000	2.34%	$14,356	0.12%
Repurchase agreements [1]	6,127	0.19	16,576	0.21	116,029	1.50
Federal funds purchased	-	-	-	-	-	-
Total	$236,127	1.66%	$134,576	2.08%	$130,385	1.35%

Average balance for the year:
FHLB advances	$148,460	2.30%	$125,108	1.80%	$13,460	0.13%
Repurchase agreements [1]	7,122	0.19	18,927	0.19	74,763	1.14
Federal funds purchased	625	2.30	2,015	2.04	290	1.22
Total	$156,207	2.20%	$146,050	1.59%	$88,513	0.99%

Maximum month-end balance:
FHLB advances	$273,000		$310,023		$16,563
Repurchase agreements [1]	15,293		25,291		116,029
Federal funds purchased	-		30,000		-

1 Includes overnight unsecured master notes

Short-term borrowings totaled $236.1 million at December 31, 2019 and $134.6 million at December 31, 2018, an increase of $101.5 million. Short-term borrowings at December 31, 2019 consisted of repurchase agreements of $6.0 million, master notes totaling $101 thousand, and seven short-term FHLB advances totaling $230.0 million.

Long-term borrowings totaled $83.2 million at December 31, 2019, consisting of four long-term FHLB advances totaling $55.0 million and subordinated debt of $28.2 million, discussed above, compared to long term borrowings of $142.1 million at December 31, 2018, consisting of five long-term fixed rate FHLB advances totaling $114.0 million and subordinated debt of $28.1 million. The December 31, 2019 long-term borrowings included three ten-year term, three-month Bermudan convertible borrowings. In each of these borrowings, the Bank has sold the option for call, and each borrowing’s first call occurs in the first quarter of 2020. In 2019, we repaid $114 million of long-term FHLB borrowings prior to their maturity, incurring prepayment penalties of $692 thousand which are included in our other operating expenses. The early repayment of these advances was primarily for asset/liability management purposes.

Stockholders’ Equity

Total stockholders’ equity increased $19.5 million, or 6.6%, to $314.1 million at December 31, 2019, from $294.7 million at December 31, 2018. Our increase in stockholders’ equity was primarily the result of our net income for 2019 as well as an increase in unrealized gains in our investment portfolio as a result of lower market interest rates. On April 24, 2019, we announced a share buyback program to purchase up to $7.0 million of our common shares. We repurchased a total of 19,764 of our common shares in 2019, reducing our equity by $322 thousand. The extent to which we repurchase any additional shares and the timing of such repurchases will depend upon market conditions and other considerations as may be considered in our sole discretion. Total stockholders’ equity at December 31, 2019 represents an equity to assets ratio of 13.2%, compared to 13.0% at December 31, 2018. Our book value per share was $16.48 at December 31, 2019 and $15.48 at December 31, 2018.

Comparison of Results of Operations

General

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios, as well as accretion income on acquired loans, and the interest expense we pay on deposits and borrowings. Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets including nonperforming loans and acquired credit impaired loans, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction.

Our results of operations are also affected by provisions for credit losses, noninterest income and noninterest expense. Our noninterest expense consists primarily of compensation and employee benefits, as well as office occupancy, data processing, deposit insurance, and general administrative expenses.

A discussion of our results of operations for the years ended December 31, 2019, 2018 and 2017 follows.

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

	December 31,
	2019			2018			2017
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: [1]
Commercial loans and leases	$357,129	$17,880	5.01%	$320,435	$16,017	5.00%	$177,167	$8,113	4.58%
Commercial real estate	667,557	33,424	5.01	610,111	30,328	4.97	373,972	17,584	4.70
Construction and land	121,156	6,782	5.60	107,962	5,917	5.48	79,177	3,813	4.82
Residential real estate	487,586	21,803	4.47	429,986	18,891	4.39	234,429	10,151	4.33
Consumer	50,017	2,471	4.94	44,361	2,289	5.16	4,475	252	5.64
Total loans and leases	1,683,445	82,360	4.89	1,512,855	73,442	4.85	869,220	39,913	4.59
Loans held for sale	30,276	1,195	3.95	38,261	1,567	4.09	35,065	1,300	3.71
Other earning assets [2]	63,806	1,094	1.71	69,103	1,083	1.57	41,953	397	0.95
Securities: [3]
U.S. Treasury	-	-		1,241	10	0.83	1,494	12	0.84
U.S Gov agencies	85,421	2,376	2.78	72,659	1,507	2.07	50,002	581	1.16
Mortgage-backed	93,566	2,889	3.09	44,748	1,369	3.06	1,439	38	2.63
Corporate debentures	9,503	583	6.13	9,277	571	6.15	8,750	541	6.18
Other investments	14,258	937	6.57	15,682	840	5.36	6,306	244	3.88
Total securities	202,748	6,785	3.35	143,607	4,297	2.99	67,991	1,416	2.08
Total earning assets	1,980,275	91,434	4.62	1,763,826	80,389	4.56	1,014,229	43,026	4.24
Cash and due from banks	13,970			16,928			8,903
Bank premises and equipment, net	43,823			45,830			19,673
Other assets	221,764			177,056			35,815
Less: allowance for credit losses	(9,498)			(6,166)			(5,677)
Total assets	$2,250,334			$1,997,474			$1,072,943
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$199,091	912	0.46%	$157,523	$554	0.35%	$68,097	$168	0.25%
Money market	356,955	2,814	0.79	361,101	2,197	0.61	265,927	1,143	0.43
Savings	135,868	249	0.18	129,586	197	0.15	52,964	73	0.14
Time deposits	556,398	11,487	2.06	426,958	5,592	1.31	247,854	2,613	1.05
Total interest-bearing deposits	1,248,312	15,462	1.24	1,075,168	8,540	0.79	634,842	3,997	0.63
Short-term borrowings	156,208	3,441	2.20	146,023	2,327	1.59	88,513	876	0.99
Long-term borrowings	86,367	3,221	3.73	101,488	2,904	2.86	8,967	294	3.28
Total interest-bearing funds	1,490,887	22,124	1.48	1,322,679	13,771	1.04	732,322	5,167	0.71
Noninterest-bearing deposits	431,557			403,656			212,261
Other liabilities and accrued expenses	22,965			5,064			4,597
Total liabilities	1,945,409			1,731,399			949,180
Shareholders' equity	304,925			266,075			123,763
Total liabilities & shareholders' equity	$2,250,334			$1,997,474			$1,072,943
Net interest rate spread [4]		$69,310	3.13%		$66,618	3.52%		$37,859	3.53%
Effect of noninterest-bearing funds			0.37			0.26			0.20
Net interest margin on earning assets [5]			3.50%			3.78%			3.73%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan base upon which the interest rate earned on loans is calculated.
(2)	Includes Federal funds sold and interest-bearing deposits with banks.
(3)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(4)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the year ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes [1]	Total	Rates	Volumes [1]
Interest earned on:
Loans and leases:
Commercial loans and leases	$1,863	$21	$1,842	$7,904	$741	$7,163
Commercial real estate	3,096	225	2,871	12,744	1,013	11,731
Construction and land	865	127	738	2,104	523	1,581
Residential real estate	2,912	351	2,561	8,740	148	8,592
Consumer	182	(97)	279	2,037	(21)	2,058
Loans held for sale	(372)	(55)	(317)	267	135	132
Securities	2,488	512	1,976	2,881	620	2,261
Other earning assets	11	100	(89)	686	259	427
Total interest income	11,045	1,184	9,861	37,363	3,418	33,945

Interest paid on:
Interest bearing checking	358	170	188	386	69	317
Money market accounts	617	644	(27)	1,054	475	579
Savings deposits	52	43	9	124	6	118
Time deposits	5,895	3,222	2,673	2,979	644	2,335
Short-term borrowings	1,114	895	219	1,451	534	917
Long-term borrowings	317	881	(564)	2,610	(38)	2,648
Total interest expense	8,353	5,855	2,498	8,604	1,690	6,914
Net interest earned	$2,692	$(4,672)	$7,363	$28,759	$1,728	$27,031

(1)	Change attributed to mix (rate and volume) is included in volume variance.

Comparison of the years ended December 31, 2019 and December 31, 2018

General

Our net income increased $20.7 million to $16.9 million in 2019, compared to a net loss of $3.8 million in 2018. The net loss in 2018 was primarily driven by $15.5 million of merger and restructuring expenses related to our March 1, 2018 merger with First Mariner, which were not repeated in 2019. The increase in net income in 2019 was also driven by a $11.0 million increase in interest income, compared to 2018, primarily from an increase in interest and fees earned on loans and leases as a result of organic growth and a full-year impact of our merger with First Mariner, partially offset by an $8.4 million increase in interest expense. In 2019, net income was also partially offset by $3.6 million of expense, included within occupancy and equipment expense, related to our branch optimization initiative that resulted in three branch closures in 2019, and the expected consolidation of two additional branches in the first quarter of 2020. Our results for 2019 also included the proceeds from our agreement to exit our mortgage banking activities (net of expenses recorded) of $462 thousand.

Both our basic and diluted earnings per common share were $0.89 in 2019, compared to both a basic and diluted loss per common share of $(0.22) in 2018.

Interest Income

Interest income increased $11.0 million, or 13.7%, to $91.4 million in 2019, compared to $80.4 million in 2018. $8.9 million of this increase was attributable to interest and fees on loans and leases (excluding loans held for sale) and was primarily attributable to organic loan growth with the average balance of our loans and leases up $170.6 million, or 11.3%, in 2019. Interest income was further aided by a four-basis point increase in the average yield on our loans and leases, with increases in yields in all categories of loans other than consumer loans. The accretion of fair value adjustments in our loan portfolio added ten-basis points to the average yield on loans in 2019, compared to 15-basis points in 2018. Interest and dividends on investment securities increased $2.5 million in 2019 as a result of both an increase in average balances of $59.1 million and a 36-basis point increase in the average yield.

Interest Expense

Interest expense increased $8.4 million, or 60.7%, to $22.1 million, in 2019, compared to $13.8 million in 2018. Interest expense on deposits increased by $6.9 million in 2019, compared to 2018, with $3.9 million of the increase resulting from increases in average volumes and $3.0 million resulting from increases in rates paid on interest-bearing deposits. These increases were influenced by a $129.4 million increase in the average balance of time deposits and a corresponding 75-basis point increase in the rate paid on such deposits. Average non-maturity interest bearing deposits increased $43.7 million with a 12-basis point increase in the average rate paid on such deposits. We increased the interest rates on our interest-bearing deposits in response to the prevailing competitive rates in our market. The amortization of fair value adjustments in our interest-bearing liabilities, primarily in time deposits, reduced the rate on interest bearing liabilities by one-basis point in 2019, compared to six-basis points in 2018. Overall, the average interest rate paid on interest bearing deposits increased 45 basis points in 2019. In addition, interest expense on short- and long-term borrowings increased an aggregate of $1.4 million in 2019, compared to 2018, resulting from a 148-basis point increase in the average rate paid on such borrowings. The increase in average rates paid on borrowings more than offset the $4.9 million decrease in our average balance of short- and long-term borrowings in 2019, compared to 2018.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is affected by various factors including changes in interest rates and the composition of interest-earning assets and interest-bearing liabilities and maturities. Net interest income is determined by the interest rate spread (i.e., the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $2.7 million in 2019, compared to 2018. The increase in net interest income, while up $7.3 million due to favorable volume variances, was offset by unfavorable rate variances of $4.6 million.

Our net interest margin was 3.50% in 2019, a decline of 28 basis points, compared to 3.78% in 2018. This decrease was primarily driven by a 44-basis point increase in the average rate paid on interest bearing liabilities, which more than offset the six-basis point increase in the average yield on interest earning assets. The net accretion of fair value adjustments added eight-basis points to our net interest margin in 2019, compared to 18-basis points in 2018.

Provision for Credit Losses

We recorded a provision for credit losses of $4.2 million for 2019, compared to $6.1 million for 2018, a decrease of $1.9 million. The decrease included the impact of a decrease in specific reserves from $2.4 million at December 31, 2018 to $500 thousand at December 31, 2019. The trend in our asset quality metrics indicate year over year improvement. Our nonperforming loans, as a percentage of gross loans, declined to 1.10% at 2019, from 1.50% at 2018, and nonperforming assets, as a percentage of total assets, declined to 0.94% at 2019 from 1.28% at 2018.

Notes 7 and 8 to our Consolidated Financial Statements as well as the Nonperforming and Problem Assets and Allowance for Credit Losses sections of this Management’s Discussion and Analysis provide additional information on our loan portfolio, asset quality, and the allowance for credit losses.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018	$ Change	% Change
Service charges on deposit accounts	$2,747	$2,216	$531	24.0%
Realized and unrealized gains on mortgage banking activity	7,798	5,245	2,553	48.7
Gain (loss) on the sale of securities	645	(364)	1,009	277.2
Loss on the disposal of bank premises & equipment	(70)	(345)	275	79.7
Income from bank owned life insurance	1,858	1,614	244	15.1
Loan related fees and service charges	3,934	5,624	(1,690)	(30.1)
Other operating income	4,122	3,870	252	6.5
Total noninterest income	$21,034	$17,860	$3,174	17.8%

Noninterest income was $21.0 million for 2019, compared to $17.9 million for 2018. This increase was primarily driven by a $2.6 million increase in realized and unrealized gains on mortgage banking activity and the net $1.0 million increase in gain (loss) on the sale of securities. While our mortgage loans originated for sale were down 2.2% in 2019, compared to 2018, our increase in realized and unrealized gains was up 48.7%. This represents an average gain on loans originated for sale of 1.36% in 2019, compared to 0.89% in 2018. The improvement in our average gain on loans originated for sale was the result of a stronger management focus on originating a more profitable product mix. The gain/(loss) on the sale of securities in 2019 and 2018, respectively, were both due to our interest rate positioning strategies at the time of the respective sales.

Service charges on deposit accounts, which consisted of account activity fees such as overdraft fees and other traditional banking fees, increased $531 thousand in 2019, compared to 2018, primarily as a result of increased overdraft activities resulting from deposit growth during 2019.

Other operating income, which consisted mainly of non-depository account fees such as wire, merchant card and ATM services, increased $252 thousand in 2019, compared to 2018. Reflected in 2019 other operating income was $750 thousand in revenue associated with the previously disclosed exit of our mortgage banking activities. In 2018, other operating income included a $750 thousand insurance refund.

Partially offsetting the above increases was a $1.7 million decrease in loan related fees and service charges. This decrease was primarily due to a $2.0 million reduction in underwriting and processing fees in 2019. Underwriting and processing fees from our mortgage banking activities decreased $2.3 million in 2019, compared to 2018. This reduction resulted from our decision to discontinue our national consumer direct origination channel in mid-2018. The loans originated from this channel generated substantially higher underwriting and processing fees per loan than comparable fees on loans originated from our retail origination channel.

Our mortgage banking activities generated total noninterest income of $10.6 million in 2019 and $10.2 million in 2018. The level of noninterest income generated by our mortgage banking activities will be substantially lower in 2020 as a result of our decision to exit all mortgage banking activities in early 2020.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018	$ Change	% Change
Compensation and benefits	$32,056	$33,674	$(1,618)	(4.8)%
Occupancy and equipment	9,076	10,650	(1,574)	(14.8)
Amortization of core deposit intangible	3,013	2,856	157	5.5
Marketing and business development	2,339	3,338	(999)	(29.9)
Professional fees	2,954	2,471	483	19.6
Data processing fees	4,914	4,037	877	21.7
Merger and restructuring expense	-	15,549	(15,549)	(100.0)
FDIC assessment	667	1,268	(601)	(47.4)
Other real estate owned	845	500	345	69.0
Loan production expense	2,700	3,523	(823)	(23.3)
Other operating expense	5,514	5,246	268	5.1
Total noninterest expense	$64,078	$83,112	$(19,034)	(22.9)%

Noninterest expenses decreased $19.0 million, or 22.9%, to $64.1 million for 2019, compared to $83.1 million for 2018. This decrease was primarily driven by $15.5 million of merger and restructuring expenses related to our merger with First Mariner in 2018, which were not repeated in 2019.

Compensation and benefits expense are the largest component of our noninterest expenses, and decreased $1.6 million in 2019, compared to 2018. The primary driver of this decrease was decreases in staff related to our branch optimization initiative in 2019.

Occupancy and equipment expense decreased $1.6 million in 2019, compared to 2018. Following our merger with First Mariner in 2018, we evaluated our retail branch network, which resulted in the closing of several acquired and existing locations that we deemed to be redundant. In 2019, we continued to evaluate our branch delivery system and further optimized our branch locations. Because of our branch optimization efforts, we incurred $3.6 million and $2.7 million in lease termination and location closing costs in 2019 and 2018, respectively, partially offset by a reduction in lease liability expense on one branch location closed in 2019. These efficiencies also reduced general operating expenses (rent, janitorial, utilities, and depreciation) by $2.0 million in 2019, and equipment expenses (hardware and maintenance contracts and real estate taxes) by $281 thousand in 2019.

Marketing and business development expenses decreased by $1.0 million, or 29.9%, to $2.3 million in 2019. The 2018 expense level included $1.1 million of costs associated with mortgage lead generation from our former national leads-based consumer direct residential first lien mortgage origination channel that we discontinued in mid-2018.

Data processing fees consist of core system processors and banking network costs. These costs increased by $877 thousand to $4.9 million in 2019, from $4.0 million in 2018, resulting from the large growth in loan and deposit accounts primarily resulting from our merger with First Mariner, which increased our core processing cost, as well as improved technology to enhance product deliveries.

Our FDIC insurance expense was down $601 thousand in 2019. We received small bank assessment credits from the FDIC of $522 thousand in 2019, resulting from the Deposit Insurance Fund ratio exceeding 1.38%.

Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, and director fees. In aggregate, these expenses increased $268 thousand in 2019, compared to 2018, primarily as a result of a $700 thousand charge related to the settlement of a litigation claim related to mortgages originated by First Mariner before our acquisition of the bank and $692 thousand of prepayment penalties resulting from our early redemption of FHLB advances. Partially offsetting these increases was a $1.4 million reduction in various categories of other expense, due primarily to merger integration and branch optimization efficiencies.

Income Tax Expense

Income tax expense for 2019 was $5.2 million, compared to an income tax benefit in 2018 of $897 thousand. Our effective tax rate (income tax expense as a percentage of pretax income) was 23.5% in 2019 and 19.0% in 2018. The effective tax rate is influenced by sources of non-taxable income, such as the income from Bank Owned Life Insurance (“BOLI”) as well as certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which impacted the effective tax rate for 2018. Income tax expense for 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from BOLI contracts that were acquired in certain tax-free merger transactions. As a result of the change in tax regulations, we recognized a $232 thousand net reduction of tax expense in 2019 pertained to BOLI income that was earned, and initially treated as subject to income tax, in 2018. Excluding the impact of the $232 thousand of BOLI income, the effective tax rate for 2019 would have been 24.5%.

Comparison of the years ended December 31, 2018 and December 31, 2017

General

We recorded a net loss for 2018 of $3.8 million, compared to net income of $7.2 million for 2017. The decrease in net income was primarily driven by $15.5 million of merger and restructuring expenses in 2018, compared to $567 thousand in 2017. Our basic and diluted loss per common share were both $(0.22) in 2018, compared to both basic and diluted income per common share of $0.75 in 2017. Average common shares outstanding increased 8.0 million in 2018, compared to 2017, as a result of the 9.1 million shares we issued on March 1, 2018 in connection with the First Mariner merger.

Interest Income

Interest income increased $37.4 million, or 86.8%, to $80.4 million for, 2018 compared to $43.0 million for 2017. $33.5 million of the increase was in interest and fees on loans and leases (excluding loans held for sale), due primarily to a $643.6 million, or 80.9%, increase in the average balance of our portfolio loans due primarily to the First Mariner merger. This asset growth was complimented by a 26-basis point increase in the average yield on our portfolio loans and leases, partially related to the 2018 increases in the prime lending rate. Interest and dividends on investment securities increased $2.9 million in 2018, compared to 2017, as a result of a 99-basis point increase in the average yield on our securities portfolio. Other interest income increased $686 thousand in 2018, compared to 2017, as a result of increases in both the average balance and the average yield on these assets. Overall, total average earning assets increased by $749.6 million, or 74%, in 2018, compared to 2017, and the average yield on all interest earning assets increased by 32 basis points.

Interest Expense

Interest expense increased $8.6 million, to $13.8 million, for 2018, from $5.2 million for 2017. Interest expense on deposits increased by $4.5 million in 2018, compared to 2017, with $3.3 million of the increase resulting from increases in average volumes and $1.2 million resulting from increase in rates paid on interest-bearing deposits. These increases were due largely to a $179.1 million increase in the average balance of time deposits and a corresponding 26-basis point increase in the rate paid on such deposits. In 2018, we increased the interest rates on our time deposits in response to the prevailing competitive rates in our market. In addition, interest expense on short- and long-term borrowings increased by an aggregate of $4.1 million in 2018, compared to 2017, primarily as a result of a $150.0 million increase in the average balance of such borrowings. The average rate paid on our short-term borrowings increased 60 basis points in 2018, compared to 2017, while the average rate paid on our long-term borrowings decreased 42 basis points. Because of the timing of the closing of our Notes offering in December 2018, the offering did not have a significant impact on interest expense in 2018.

Net Interest Income

Net interest income increased $28.8 million, or 76.0%, in 2018, compared to 2017. The increase in net interest income was primarily due to balance sheet growth related to the First Mariner merger, and our successful management of our interest expense even with the sizable growth in deposits and borrowings year over year.

Our net interest margin was 3.78% in 2018, an increase of five basis points, compared to 3.73% in 2017. This increase was primarily driven by a 34-basis point increase in the average rate paid on interest earnings assets, which more than offset the 33-basis point increase in the average yield on interest bearing liabilities.

Provision for Credit Losses

We recorded a provision for credit losses of $6.1 million in 2018, an increase of $4.3 million, compared to $1.8 million in 2017. The provision level for 2018 was impacted by an increased level of net charge-offs and a specific reserve of $2.4 million related to a long-term relationship.

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017	$ Change	% Change
Service charges on deposit accounts	$2,216	923	$1,293	140.1%
Realized and unrealized gains on mortgage banking activity	5,245	11,035	(5,790)	(52.5)
Gain (loss) on the sale of securities	(364)	-	(364)	N/M
Gain on the sale of portfolio loans	-	86	(86)	(100.0)
Loss on the disposal of bank premises & equipment	(345)	(13)	(332)	(2,553.8)
Income from bank owned life insurance	1,614	760	854	112.4
Loan related fees and service charges	5,624	5,722	(98)	(1.7)
Other operating income	3,870	1,011	2,859	282.8
Total noninterest income	$17,860	$19,524	$(1,664)	(8.5)%

Noninterest income was $17.9 million for 2018, compared to $19.5 million for 2017. The decrease in noninterest income was primarily driven by reductions in our mortgage banking activities. Soon after the First Mariner merger, management announced the discontinuation of the national leads-based consumer direct unit of our mortgage division and a de-emphasis on mortgage operations to mitigate the inherent volatility of this business line, both of which resulted in a reduction of origination levels for 2018 and the corresponding decrease in mortgage based noninterest income. We account for both our loans held for sale as well as our interest rate locks using the fair value approach, and under this methodology, revenues are negatively impacted when the levels of either of these decline. Because of the overall reduction in the levels of originations and the fair value accounting for loans held for sale and interest rate locks our overall mortgage-based revenue declined by $5.8 million for 2018, compared to 2017, as reflected in the decrease in realized and unrealized gains on mortgage banking activity.

Service charges on deposit accounts increased $1.3 million, in 2018, compared to 2017, primarily as a result of increased overdraft activities resulting from both acquired and organic deposit growth.

Earnings on BOLI increased $854 thousand in 2018, compared to 2017, as a result of our acquisition of $44.8 million of additional BOLI in the First Mariner merger.

Other operating income, which consisted mainly of non-depository account fees such as wire, merchant card and ATM services, increased $2.6 million in 2018, compared to 2017, due to increased transaction volumes primarily from the First Mariner merger.

Partially offsetting the above increases was a $332 thousand loss in 2018 on the disposal of certain fixed assets that were part of the exit cost associated with the First Mariner merger and reorganization strategies and a $364 thousand loss on the sale of securities in 2018.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017	$ Change	% Change
Compensation and benefits	$33,674	23,573	$10,101	42.8%
Occupancy and equipment	10,650	4,154	6,496	156.4
Amortization of core deposit intangible	2,856	505	2,351	465.5
Marketing and business development	3,338	4,231	(893)	(21.1)
Professional fees	2,471	1,968	503	25.6
Data processing fees	4,037	2,038	1,999	98.1
Merger and restructuring expense	15,549	567	14,982	2,642.3
FDIC assessment	1,268	650	618	95.1
Other real estate owned	500	655	(155)	(23.7)
Loan production expense	3,523	3,743	(220)	(5.9)
Other operating expense	5,246	3,116	2,130	68.4
Total noninterest expense	$83,112	$45,200	$37,912	83.9%

Noninterest expenses increased $37.9 million, or 83.9%, to $83.1 million for 2018, compared to $45.2 million for 2017. The First Mariner merger had the most significant impact on noninterest expenses in 2018. Merger and restructuring expense were $15.5 million in 2018, compared to $567 thousand in 2017.

Compensation and benefits expense are the largest component of noninterest expenses, and grew by $10.1 million, or 42.9%, for 2018, compared to 2017. The primary driver of this increase was the expanded size of our operational sales and branch staff resulting from the First Mariner merger. In 2018, employee insurance costs increased $563 thousand, employee related tax expense increased $654 thousand, and other employee benefits increased $356 thousand.

Occupancy and equipment expense increased $6.5 million in 2018, compared to 2017. Following our First Mariner merger in 2018, we evaluated our retail branch network, which resulted in the closing of several acquired and existing locations that we deemed to be redundant. At the time of the First Mariner merger, we operated 14 branches and First Mariner operated 13 branches. At year-end 2018, we had closed six branches and had a scheduled closing in the first quarter of 2019. Because of these efforts, in 2018, we incurred $2.7 million in lease termination and location closing costs. General operating expenses (rental, janitorial, maintenance, taxes and depreciation) increased $3.1 million in 2018, and equipment expenses (hardware, maintenance contracts and depreciation) increased $704 thousand in 2018.

In the First Mariner merger, we recorded a $12.3 million core deposit intangible, which is amortized against noninterest expenses using an accelerated amortization schedule, which increased our core deposit intangible amortization expense by $2.4 million for 2018, compared to 2017.

Data processing fees consist of core system processors and banking network costs. These costs increased $2.0 million, or 98.1%, in 2019 to $4.0 million, from $2.0 million in 2017, resulting from the large growth in loan and deposit accounts staff resulting from the First Mariner merger. 2018 data processing expenses were also inflated as we were running dual core processing systems from the closing of the First Mariner merger in March 2018 until the conversion and integration of each business onto one consolidated platform, which occurred in May 2018.

Other operating expenses consisted mainly of a variety of general expenses such as telephone and data lines, supplies and postage and courier services. In aggregate, these expenses increased $2.1 million, in 2018, compared to 2017, as a result of the increased costs to support our expanding infrastructure. In 2018, compared to 2017, we saw increases in software licensing cost of $687 thousand, telephone and date line cost of $243 thousand, armored carrier, security and postage expenses of $203 thousand and general supplies and operating costs of $246 thousand.

Income Tax Expense

We recorded an income tax benefit for 2018 of $897 thousand, compared to an income tax expense in 2017 of $3.2 million. Our effective tax rate (income tax expense as a percentage of pretax income) was 19.0% in 2018 and 30.4% in 2017. The effective tax rate is influenced by sources of non-taxable income, such as the income from Bank Owned Life Insurance (“BOLI”) as well as certain non-deductible expense items. Certain merger and acquisition costs are deemed not deductible for income tax purposes, which impacted the effective tax rate for 2018. The lower effective tax rate in 2018 was due to the lower corporate income tax rates enacted late in 2017 in conjunction with the Tax Cuts and Jobs Act (“TCJA”). Among other things, the TCJA, enacted on December 22, 2017, lowered the corporate federal statutory income tax rate of 21% from the prior maximum corporate rate of 35%; for us, this change was effective for the year ended December 31, 2018.

Nonperforming and Problem Assets

We perform reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner.

Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if we have serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and subsequent income, if any, is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

Under GAAP we are required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”). In general, the modification or restructuring of a debt constitutes a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider. However, all debt restructurings or loan modifications for a borrower do not necessarily constitute troubled debt restructurings. We believe loan modifications will potentially result in a lower level of loan losses and loan collection costs than if we proceeded immediately through the foreclosure process with these borrowers.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Non-accrual loans:
Real estate loans:
Construction and land	$481	$1,323	$637	$-	$-
Residential - first lien	12,162	12,278	1,722	491	693
Residential - junior lien	786	1,137	396	37	63
Commercial owner occupied	566	1,268	508	509	232
Commercial non-owner occupied	1,725	5,018	5,867	1,075	916
Commercial and leases	1,960	2,417	3,438	4,624	5,935
Consumer	127	174	-	167	150
Total non-accrual loans	17,807	23,615	12,568	6,903	7,989
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	-	125	125	125	-
Residential - first lien	968	982	287	294	301
Commercial non-owner occupied	-	-	-	2,073	2,073
Commercial and leases	367	-	208	183	7
Total accruing troubled debt restructured loans	1,335	1,107	620	2,675	2,381
Total non-performing loans	19,142	24,722	13,188	9,578	10,370
Other real estate owned:
Land	1,559	1,772	956	1,220	964
Residential - first lien	1,344	1,062	-	-	-
Commercial non-owner occupied	195	1,558	593	1,130	1,405
Total other real estate owned	3,098	4,392	1,549	2,350	2,369
Total non-performing assets	$22,240	$29,114	$14,737	$11,928	$12,739
Ratios:
Non-performing loans to total gross loans	1.10%	1.50%	1.41%	1.17%	1.37%
Non-performing assets to total assets	0.94%	1.28%	1.28%	1.16%	1.35%

Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$-	$351	$-	$1	$15
Residential - first lien	47	570	328	298	941
Residential - junior lien	-	-	50	-	30
Commercial owner occupied	-	-	131	-	236
Commercial non-owner occupied	-	-	2,963	2,703	445
Commercial and leases	-	-	-	-	147
Consumer	-	-	-	1	2
	$47	$921	$3,472	$3,003	$1,816

Included in total non-accrual loans at December 31, 2019 are five TDRs with a net carrying balance totaling $813 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. There was one new commercial loan with its term extended and its payment restructured during 2019 of $17 thousand. Additionally, we had one land development loan that was restructured in 2016 of $125 thousand that had been performing in accordance with its modified terms in 2018 that was downgraded to not performing in 2019.

Interest income that would have been recorded during the years ended 2019, 2018 and 2017 if the non-accrual loans had been current and in accordance with their original terms was $461 thousand, $317 thousand and $198 thousand, respectively. No interest income was recorded on such loans during these periods.

Our nonperforming assets were $22.2 million, or 0.94% of total assets, at December 31, 2019 compared to $29.1 million, or 1.28% of total assets, at December 31, 2018, and $14.7 million, or 1.28% of total assets, at December 31, 2017. Total nonperforming assets decreased $6.9 million during 2019.

The composition of our nonperforming loans at December 31, 2019 is further described below:

Non-Accrual Loans

•	Two construction and land loan
•	47 residential first lien loans, three with a combined fair value of $2.7 million in the process of foreclosure
•	20 residential junior lien loans, one with a fair value of $23 thousand in the process of foreclosure
•	Three commercial owner-occupied loans
•	6 commercial non-owner-occupied loans representing four separate relationships
•	15 commercial loans representing six separate relationships, one with a Small Business Administration (“SBA”) guarantee, and six to one relationship with specific reserves totaling $500 thousand
•	Two consumer loans

Accruing Troubled Debt Restructured Loans

•	Two residential real estate loans
•	Two commercial loan

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as Other Real Estate Owned (“OREO”). When a property is acquired as a result of foreclosure, it is recorded at fair value less the anticipated cost to sell at the date of foreclosure. If there is a subsequent change in the value of OREO, we record a valuation allowance to adjust the carrying value of the real estate to its current fair value less estimated disposal costs. Costs relating to holding such real estate are expensed in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value until a saleable condition is reached. Costs in excess of the property’s net realizable value would be expensed in the current period.

We had OREO of $3.1 million at December 31, 2019, $4.4 million at December 31, 2018, and $1.5 million at 2017. Included in noninterest expenses were $473 thousand, $352 thousand and $581 thousand for 2019, 2018 and 2017, respectively, attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. Additionally, we sold two parcels of land, one commercial real estate property and seven residential real estate properties recording a net loss of $28 thousand in 2019. OREO additions in 2019 consisted of two residential real estate properties with a net carrying balance of $1.2 million.

OREO at December 31, 2019 consisted of:

•	Several parcels of unimproved land.
•	One commercial real estate property.
•	Four residential 1-4 family properties.

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

	December 31,
(in thousands)	2019	2018	2017
Classified loans:
Substandard	$17,882	$24,610	$6,779
Doubtful	-	-	6,310
Total classified loans	17,882	24,610	13,089
Special mention	-	3,955	1,592
Total criticized loans	$17,882	$28,565	$14,681

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

In accordance with accounting guidance for business combinations, there was no allowance for credit losses brought forward on any acquired loans in our acquisitions. For acquired performing loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for credit losses.

We recorded acquired credit impaired loans in our acquisitions net of purchase accounting adjustments. Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance for credit losses through a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

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

The allowance for credit losses is maintained at a level to provide for losses that are probable and can be reasonably estimated. Our periodic evaluation of the adequacy of the allowance is based on past credit loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. The impairment of a loan may be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, our impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

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

As of December 31, 2019 and 2018, nonperforming loans were $19.1 million and $24.7 million, respectively. The amount of nonperforming loans requiring specific reserves totaled $554 thousand and $3.0 million, respectively, and the amount of nonperforming loans with no specific valuation allowance totaled $18.5 million and $21.7 million, respectively, at December 31, 2019 and December 31, 2018.

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

The following table sets forth activity in our allowance for credit losses for the year ended:

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$9,873	$6,159	$6,428	$4,869	$3,602
Charge-offs:
Real estate
Construction and land loans	(282)	(202)	(155)	(216)	-
Residential first lien loans	(518)	(142)	(133)	-	(23)
Residential junior lien loans	(532)	(195)	(31)	-	(12)
Commercial owner occupied loans	(46)	(28)	(235)	(191)	-
Commercial non-owner occupied loans	(2,026)	(797)	-	-	(82)
Commercial loans and leases	(622)	(1,092)	(1,605)	(234)	(825)
Consumer loans	(210)	(63)	(108)	(20)	(5)
	(4,236)	(2,519)	(2,267)	(661)	(947)
Recoveries:
Real estate
Construction and land loans	80	-	6	-	-
Residential first lien loans	-	8	-	-	3
Residential junior lien loans	115	10	1	-	1
Commercial owner occupied loans	-	-	6	40	-
Commercial non-owner occupied loans	17	32	6	5	318
Commercial loans and leases	357	88	113	101	52
Consumer loans	2	4	35	37	4
	571	142	167	183	378
Net charge-offs	(3,665)	(2,377)	(2,100)	(478)	(569)
Provision for credit losses	4,193	6,091	1,831	2,037	1,836
Balance at end of year	$10,401	$9,873	$6,159	$6,428	$4,869

Net charge-offs to average loans and leases	0.22%	0.16%	0.24%	0.06%	0.09%

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

	December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent [1]	Amount	Percent 1	Amount	Percent 1	Amount	Percent 1	Amount	Percent 1
Real estate
Construction and land loans	$1,256	7.3%	$741	7.5%	$735	7.9%	$511	8.9%	$265	9.1%
Residential first lien loans	2,256	25.1	1,170	23.2	668	20.8	454	23.7	300	24.1
Residential junior lien loans	478	4.2	292	5.4	177	4.6	89	4.3	47	3.6
Commercial owner occupied loans	788	13.9	735	14.2	617	18.2	327	16.3	309	17.3
Commercial non-owner occupied loans	2,968	25.4	4,057	25.9	1,410	27.8	1,120	26.4	728	23.8
Commercial loans and leases	2,103	21.4	2,644	20.5	2,529	20.2	3,800	19.8	3,094	21.5
Consumer loans	552	2.7	234	3.3	23	0.5	127	0.6	126	0.6
Total	$10,401	100.0%	$9,873	100.0%	$6,159	100.0%	$6,428	100.0%	$4,869	100.0%

(1)	Represents the percent of loans in each category to total loans.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2019 and December 31, 2018.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

•	Expected loan demand;
•	Expected deposit flows and borrowing maturities;
•	Yields available on interest-earning deposits and securities; and
•	The objectives of our asset/liability management program.

Excess liquid assets are invested generally in interest-bearing deposits in banks (primarily the Federal Reserve Bank) and short-term investment securities.

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2019 and 2018, cash and cash equivalents totaled $110.0 million and $101.5 million, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

At December 31, 2019 and 2018, we had $386.8 million and $387.3 million, respectively, in loan commitments outstanding, consisting of commitments issued to originate loans of $77.3 million and $104.5 million at December 31, 2019 and 2018, respectively, and $309.5 million and $382.8 million in unused lines of credit to borrowers at December 31, 2019 and 2018, respectively. In addition to commitments to originate loans and unused lines of credit, we had $13.9 million and $16.7 million in letters of credit at December 31, 2019 and 2018, respectively. CDs due within one year totaled $458.9 million, or 26.8% of total deposits, and $325.5 million, or $19.3% of total deposits, at December 31, 2019 and 2018, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the CDs held in our portfolio as of December 31, 2019. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our CDs with maturities of one year or less as of December 31, 2019.

Our primary investing activity is originating loans. During the years ended December 31, 2019 and December 31, 2018, cash used to fund net loan growth was $99.2 million and $50.0 million, respectively. During 2019, we purchased $102.7 million of securities which partially offset $80.4 million of securities maturities / calls and $35.4 million of securities sales. In 2018, we purchased $193.8 million of new securities while $169.3 million of securities either matured, were called, or sold.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $28.6 million and $115.5 million, respectively, during the years ended December 31, 2019 and 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $285.0 million at December 31, 2019 compared to $232.0 million at December 31, 2018. At December 31, 2019, we had an available line of credit for $573.3 million at the FHLB, with borrowings limited to a total of $435.4 million based on pledged collateral. At December 31, 2018, this available line of credit at the FHLB was $538.4 million, with borrowings limited to a total of $345.9 million based on pledged collateral.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2019 and 2018, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and Note 22 of our Consolidated Financial Statements.

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

Outstanding loan commitments and lines of credit at December 31, 2019 and December 31, 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Unfunded loan commitments	$77,314	$104,466
Unused lines of credit	309,519	282,822
Letters of credit	13,853	16,661

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at December 31, 2019 or December 31, 2018 as a liability for credit loss related to these commitments.

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

Payments due by period for our contractual obligations at December 31, 2019 are as follows:

	Within	One to	Three to	Over
(in thousands)	one year	three years	five years	five years	Total
Certificates of deposit	$458,908	$108,120	$4,063	$-	$571,091
Long-term borrowings	-	-	5,000	50,000	55,000
Estimated interest due on certificate of deposit and long-term borrowings	4,937	1,440	1,117	1,383	8,877
Contractual service obligations	3,649	8,517	15,317	-	27,483
Future lease payments	1,636	2,950	2,312	11,341	18,239
	$469,130	$121,027	$27,809	$62,724	$680,690

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Funding

The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, ALCO establishes and monitors liquidity guidelines requiring sufficient asset based liquidity to cover potential funding requirements and to avoid over-dependence on volatile, less reliable funding markets. We manage liquidity at both the parent and subsidiary levels through active management of the balance sheet.

The additional information called for by this item is incorporated herein by reference to the “Liquidity and Capital Resources” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

Interest Rate Risk

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, our earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (when the general level of interest rates is falling, we may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e. the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – with an associated reduction in portfolio yield and income – if long-term mortgage rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these categories, interest rates indirectly impact earnings through their effect on loan demand, credit losses, mortgage origination fees, and other sources of our earnings.

In determining the appropriate level of interest rate risk, we consider the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. We believe that short term interest rate risk is best measured by simulation modeling. We prepare a current base case and standard alternative scenarios at least once quarterly and report the analysis both internally to the Asset / Liability Committee and to the Board of Directors. More frequent or alternative scenarios are often prepared at our discretion.

The balance sheet is subject to quarterly testing for the standard alternative interest rate shock possibilities to indicate the inherent interest rate risk. Current and forward rates are shocked by +/- 100, +/- 200, +300, and +400 basis points (“bp”). Certain scenarios may be impractical under different economic circumstances. We seek to structure the balance sheet so that net interest income at risk over a twelve month period does not exceed policy guidelines at the various interest rate shock levels.

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both December 31, 2019 and 2018 are presented in the following table. Due to relatively low current market interest rates, it was not possible to calculate a decrease of 2% because many of the market interest rates would fall below zero in that scenario. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income

Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	-15%	-12%	-12%	-10%	-10%	-12%
December 31, 2019	-13.1%	-9.7%	-6.3%	-3.0%	-0.6%	na
December 31, 2018	5.9%	4.5%	3.2%	2.0%	-3.6%	-10.7%

Part II

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Howard Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2020

Report Of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Howard Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Howard Bancorp, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Howard Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of Howard Bancorp, Inc. and Subsidiary as of December 31, 2019 and 2018, for each of the years in the three years ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal controls over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express and opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become in adequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Dixon Hughes Goodman LLP

Baltimore, Maryland

March 16, 2020

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Cash and due from banks	$12,992	$14,860
Interest-bearing deposits with banks	96,985	86,638
Total cash and cash equivalents	109,977	101,498
Securities available for sale, at fair value	215,505	223,858
Securities held to maturity, at amortized cost	7,750	9,250
Nonmarketable equity securities	14,152	11,786
Loans held for sale, at fair value	30,710	21,261
Loans and leases, net of unearned income	1,745,513	1,649,751
Allowance for credit losses	(10,401)	(9,873)
Net loans and leases	1,735,112	1,639,878
Bank premises and equipment, net	42,724	45,137
Goodwill	65,949	70,697
Core deposit intangible	8,469	11,482
Bank owned life insurance	75,830	74,153
Other real estate owned	3,098	4,392
Deferred tax assets, net	36,010	35,285
Interest receivable and other assets	29,333	17,837
Total assets	$2,374,619	$2,266,514
LIABILITIES
Noninterest-bearing deposits	$468,975	$429,200
Interest-bearing deposits	1,245,390	1,256,606
Total deposits	1,714,365	1,685,806
Short-term borrowings	236,127	134,576
Long-term borrowings	83,241	142,077
Accrued expenses and other liabilities	26,738	9,372
Total liabilities	2,060,471	1,971,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,066,913 shares at December 31, 2019 and 19,039,347 at December 31, 2018	191	190
Capital surplus	276,156	275,843
Retained earnings	35,158	18,277
Accumulated other comprehensive income	2,643	373
Total stockholders’ equity	314,148	294,683
Total liabilities and stockholders’ equity	$2,374,619	$2,266,514

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$83,555	$75,009	$41,213
Interest and dividends on securities	6,785	4,297	1,416
Other interest income	1,094	1,083	397
Total interest income	91,434	80,389	43,026
INTEREST EXPENSE
Deposits	15,462	8,540	3,997
Short-term borrowings	3,441	2,327	876
Long-term borrowings	3,221	2,904	294
Total interest expense	22,124	13,771	5,167
NET INTEREST INCOME	69,310	66,618	37,859
Provision for credit losses	4,193	6,091	1,831
Net interest income after provision for credit losses	65,117	60,527	36,028
NONINTEREST INCOME
Service charges on deposit accounts	2,747	2,216	923
Realized and unrealized gains on mortgage banking activity	7,798	5,245	11,035
Gain (loss) on the sale of securities	645	(364)	-
Gain on the sale of portfolio loans	-	-	86
Loss on the disposal of bank premises & equipment	(70)	(345)	(13)
Income from bank owned life insurance	1,858	1,614	760
Loan related fees and service charges	3,934	5,624	5,722
Other operating income	4,122	3,870	1,011
Total noninterest income	21,034	17,860	19,524
NONINTEREST EXPENSE
Compensation and benefits	32,056	33,674	23,573
Occupancy and equipment	9,076	10,650	4,154
Amortization of core deposit intangible	3,013	2,856	505
Marketing and business development	2,339	3,338	4,231
Professional fees	2,954	2,471	1,968
Data processing fees	4,914	4,037	2,038
Merger and restructuring expense	-	15,549	567
FDIC assessment	667	1,268	650
Other real estate owned	845	500	655
Loan production expense	2,700	3,523	3,743
Other operating expense	5,514	5,246	3,116
Total noninterest expense	64,078	83,112	45,200
INCOME (LOSS) BEFORE INCOME TAXES	22,073	(4,725)	10,352
Income tax expense (benefit)	5,192	(897)	3,152
NET INCOME (LOSS)	$16,881	$(3,828)	$7,200
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.89	$(0.22)	$0.75
Diluted	$0.89	$(0.22)	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	December 31,
(in thousands)	2019	2018	2017
Net Income (Loss)	$16,881	$(3,828)	$7,200
Other comprehensive income (loss)
Investments available-for-sale:
Reclassification adjustment for (gain) loss	(645)	364	-
Related income tax	177	(100)	-
Unrealized holding gains (losses)	3,778	602	(217)
Related income tax (expense) benefit	(1,040)	(156)	30
Comprehensive income (loss)	$19,151	$(3,118)	$7,013

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Balances at January 1, 2017	6,991,072	$70	$71,021	$14,849	$(150)	85,790
Net income	-	-	-	7,200	-	7,200
Other comprehensive loss	-	-	-	-	(187)	(187)
Reclassification of tax effects resulting from the Tax Cuts and Jobs Act	-	-	-	56	-	56
Common stock offering	2,760,000	28	38,355	-	-	38,383
Director stock awards	11,404	-	205	-	-	205
Exercise of options	27,113	-	316	-	-	316
Stock-based compensation	31,003	-	490	-	-	490
Balances at December 31, 2017	9,820,592	98	110,387	22,105	(337)	132,253
Net loss	-	-	-	(3,828)	-	(3,828)
Other comprehensive gain	-	-	-	-	710	710
Acquisition of First Mariner Bank	9,143,222	92	164,486	-	-	164,578
Director stock awards	11,868	-	217	-	-	217
Exercise of options	9,123	-	97	-	-	97
Stock-based compensation	54,542	-	656	-	-	656
Balances at December 31, 2018	19,039,347	190	275,843	18,277	373	294,683
Net income	-	-	-	16,881	-	16,881
Other comprehensive gain	-	-	-	-	2,270	2,270
Director stock awards	9,202	-	127	-	-	127
Exercise of options	13,418	1	115	-	-	116
Employee stock purchase plan	19,539	-	280	-	-	280
Repurchased shares	(19,764)	-	(322)	-	-	(322)
Stock-based compensation	5,171	-	113	-	-	113
Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,881	$(3,828)	$7,200
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	4,193	6,091	1,831
Deferred income tax (benefit)	3,160	(3,468)	(1,132)
Provision for other real estate owned	473	352	581
Depreciation and amortization	2,348	2,188	1,287
Stock-based compensation	240	873	695
Net accretion of discount on purchased loans	(1,640)	(2,313)	(575)
(Gain) loss on sale of securities	(645)	364	-
Loss on sale of premises and equipment	70	345	13
Net amortization of intangible asset	3,013	2,856	505
Loans originated for sale	(573,306)	(586,385)	(673,448)
Proceeds from sale of loans originated for sale	571,656	640,710	693,384
Realized and unrealized gains on mortgage banking activity	(7,798)	(5,245)	(11,035)
Gain on sale of other real estate owned, net	(28)	(64)	(12)
Cash surrender value of BOLI	(1,858)	(1,614)	(760)
Decrease (increase) in other assets	2,044	5,041	(2,044)
Increase (decrease) in other liabilities	1,618	(1,091)	417
Other - net	140	(1)	(5)
Net cash provided by operating activities	20,561	54,811	16,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of interest bearing deposits with banks	-	-	19,513
Purchases of investment securities	(102,748)	(193,805)	(62,347)
Proceeds from sale, maturities and calls of investment securities	115,758	169,291	23,520
Net increase in loans and leases outstanding	(99,177)	(49,995)	(120,321)
Purchase of bank owned life insurance	-	-	(6,500)
Proceeds from the sale of other real estate owned	2,238	1,088	232
Proceeds from the sale of portfolio loans	-	-	3,798
Purchase of premises and equipment	(1,429)	(1,943)	(409)
Proceeds from the sale of premises and equipment	2,092	5,161	-
Cash acquired in acquisition	-	38,889	-
Net cash used in investing activities	(83,266)	(31,314)	(142,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	28,559	115,463	55,174
Net increase (decrease) in short-term borrowings	101,551	(180,829)	23,329
Proceeds from issuance of long-term debt	55,000	123,543	15,016
Repayment of long-term debt	(114,000)	-	(17,000)
Net proceeds from issuance of common stock, net of cost	396	97	38,699
Cash consideration paid in acquisition	-	(9,245)	-
Repurchase of common stock	(322)	-	-
Net cash provided by financing activities	71,184	49,029	115,218

Net increase (decrease) in cash and cash equivalents	8,479	72,526	(10,394)
Cash and cash equivalents at beginning of period	101,498	28,972	39,366
Cash and cash equivalents at end of period	$109,977	$101,498	$28,972
SUPPLEMENTAL INFORMATION
Cash payments for interest	$22,341	$13,123	$5,044
Cash payments for income taxes	135	-	3,440
Transferred from loans to other real estate owned	1,389	917	-
Cash payments for operating leases	1,337	3,159	1,995
Assets acquired in business combination (net of cash received)	-	971,431	-
Liabilities assumed in business combination	-	897,569	-
Lease liabilities arising from obtaining right of use assets (see Note 11)	18,009	-	-
Goodwill reduction for adjustments to acquired net deferred tax assets	4,748	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies

Nature of Operations

Howard Bancorp, Inc. (“Bancorp” or the “Company”) was incorporated in April 2005 under the laws of the State of Maryland. On December 15, 2005, Bancorp acquired all of the stock of Howard Bank (the “Bank”) pursuant to the Plan of Reorganization approved by the stockholders of the Bank and by federal and state regulatory agencies. Each share of the Bank’s common stock was converted into two shares of Bancorp common stock effected by the filing of Articles of Exchange on that date, and the stockholders of the Bank became the stockholders of Bancorp. Bancorp is now a bank holding company registered under the Bank Holding Company Act of 1956, with a single bank subsidiary, Howard Bank, which operates as a state trust company with commercial banking powers regulated by the Maryland Office of the Commissioner of Financial Regulation (the “Commissioner”).

The Bank has nine subsidiaries—six were formed to hold foreclosed real estate (three of which are currently inactive), two own and manage real estate used for corporate purposes, and one holds historic tax credit investments.

The Company is a diversified financial services company providing commercial banking, mortgage banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in the Greater Baltimore Metropolitan Area.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of Bancorp, the Bank and the Bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated. The parent company only financial statements report investments in the Bank under the equity method.

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

Investment Securities

Debt securities not classified as held-to-maturity are classified as available-for-sale. Investments held-to-maturity represents securities that the Company has both the intent and ability to hold until maturity. Securities available-for-sale are acquired as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at estimated fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income (loss), net of deferred taxes, a separate component of stockholders’ equity, when appropriate. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Premiums and discounts on held-to-maturity investments are amortized to interest income using the effective interest method. Declines in the fair value of individual securities below their amortized cost that are other-than-temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements such as Federal Home Loan Bank of Atlanta (“FHLB”) stock. These securities are accounted for at cost and evaluated for impairment each reporting period. Due to redemptive provisions of the FHLB, cost approximates fair value.

Marketable Equity Securities

Marketable equity securities are carried at estimated fair value based on quoted prices. Changes in fair value of marketable equity securities are recognized in net income. At December 31, 2019 and 2018, marketable equity securities amounted to $4.0 million and $3.7 million, respectively, and are included in the interest receivable and other assets caption of the consolidated balance sheet.

Derivative Instruments and Hedging Activity

Interest Rate Swaps

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this activity do not meet the strict hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

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

Interest Rate Lock Commitments

In connection with its mortgage banking activities, the Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitment). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.

For purposes of calculating fair value of rate lock commitments, the Bank estimates loan closing and investor delivery rate based on historical experience. The measurement of the estimated fair value of the rate lock commitments is presented as realized and unrealized gains from mortgage banking activities with the corresponding balance sheet amount presented within other assets.

Loans Held For Sale

The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. The Company elected to measure loans held for sale under the fair value option to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet. Changes in the fair value of these loans are recorded in earnings as a component of realized and unrealized gains from mortgage banking activities in noninterest income in the Consolidated Statements of Operations. The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing. Interest on loans held for sale is credited to income based on the principal amounts outstanding.

Loans held for sale that were not ultimately sold, but instead were placed into the Bank’s portfolio, are reclassified to loans held for investment and continue to be recorded at fair value.

Loans and Leases

Loans and leases are stated at their principal balance outstanding, plus deferred origination costs, less unearned discounts and deferred origination fees. Interest on loans and leases is credited to income based on the principal amounts outstanding. Origination fees and costs are amortized to income over the contractual life of the related loans and leases. Generally, accrual of interest on a loan or lease is discontinued when the loan or lease is delinquent more than 90 days unless the collateral securing the loan or lease is sufficient to liquidate the loan. All interest accrued but not collected for loans and leases that are placed on non-accrual or charged-off is reversed against interest income. Interest on these loans and leases is accounted for on the cash basis, until qualifying for return to accrual. Loans and leases are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Management considers loans and leases impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans and leases are tested for impairment no later than when principal or interest payments become 90 days or more past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan or lease and the value of the related collateral. Impaired loans and leases do not include large groups of smaller balance homogeneous loans and leases such as residential real estate and consumer installment loans which are evaluated collectively for impairment. Loans and leases specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (90 days or less) provided eventual collection of all amounts due is expected. The impairment of a loan or lease may be measured based on the present value of expected future cash flows discounted at the loan or lease’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company’s impairment on such loans and leases is measured by reference to the fair value of the collateral. Interest income on impaired loans and leases is recognized on the cash basis.

The segments of the Company’s loan and lease portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes; owner occupied loans and non-owner occupied loans. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than owner occupied CRE loans. The residential mortgage loan segment is further disaggregated into two classes: first lien mortgages and second or junior lien mortgages.

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition, and accordingly, no allowance for loan losses is transferred to the acquiring entity under the acquisition method. The fair values of loans with evidence of credit deterioration (acquired credit impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit-impaired loans. For acquired credit impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the initial investment in the acquired credit impaired loan is recognized as interest income, using a level-yield basis over the life of the loan. This amount is referred to as the accretable yield. The acquired credit impaired loan’s contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, but in the form of a loss accrual or a valuation allowance.

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance for credit losses through a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan and lease portfolio and is based on the size and current risk characteristics of the loan and lease portfolio, an assessment of individual problem loans and leases, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogenous loans and leases based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Credit losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance for credit losses consists of a specific component and a nonspecific component. The components of the allowance for credit losses represent an estimation done pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance for credit losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and leases. The credit allocations are based on a regular analysis of all loans and leases over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The specific component of the allowance for credit losses also includes management’s determination of the amounts necessary given concentrations and changes in portfolio mix and volume.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses also incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience, the other factors that are measured and monitored in the overall determination of the allowance include:

•	changes in lending policies, procedures, practices or personnel;
•	changes in the level and composition of construction portfolio and related risks;
•	changes and migration of classified assets;
•	changes in exposure to subordinate collateral lien positions;
•	levels and composition of existing guarantees on loans by the Small Business Administration or other agencies;
•	changes in national, state and local economic trends and business conditions;
•	changes and trends in levels of loan and lease payment delinquencies; and
•	any other factors that management considers relevant to the quality or performance of the loan and lease portfolio.

Each of these qualitative risk factors is measured based upon data generated either internally, or in the case of economic conditions utilizing independently provided data on items such as unemployment rates, commercial real estate vacancy rates, or other market data deemed relevant to the business conditions within the markets served.

The Company’s loan and lease policies state that after all collection efforts have been exhausted, and the loan or lease is deemed to be a loss, then the remaining loan or lease balance will be charged to the Company’s established allowance for credit losses. All loans and leases are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan or lease is deemed not to be well secured, the loan or lease would be moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined, a charge-off against the allowance for credit losses for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

Management has determined that Bancorp has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill, core deposit intangible or other long-lived assets for 2019. The Company is not aware of any issues that have arisen since our last impairment analysis performed in the fourth quarter of 2019.

Business Combinations

GAAP requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

Other Real Estate Owned

Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis. Gains or losses arising at the date of acquisition of such properties are charged against the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and a valuation allowance is established, if necessary, by a charge to noninterest expense if the carrying value of a property exceeds its estimated fair value less estimated costs to sell. Gains and losses realized from the sale of OREO as well as expenses of operation are recorded in noninterest expense.

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

Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are currently classified as operating leases and are included in other assets and other liabilities on the Company’s Consolidated Balance Sheet.

Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease arrangements. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of the expected future lease payments over the remaining lease term. In determining the present value of future lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating ROU assets are adjusted for any lease payments made at or before lease commencement date, initial direct costs and any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight line basis over the expected lease term. Lease agreements that include lease and non-lease components, such as common area maintenance charges, are accounted for separately.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents. Dilutive common stock equivalents consist of stock options and restricted stock units, calculated under the treasury stock method.

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

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the consolidated balance sheet when they are funded. Potential exposure to loss on commitments to extend credit, if deemed necessary, would be recorded in other liabilities.

As noted under Loans Held for Sale, the Company originates and sells residential mortgage loans to a variety of investors. Mortgage loans sold are subject to representations and warranties made to the third party purchasers regarding certain attributes. Subsequent to the sale, if a material underwriting deficiency or documentation defect is determined, the Company may be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect cannot be rectified within a specific period subsequent to discovery. The Company monitors the activity regarding the requirement to repurchase loans and the associated losses incurred. This information is applied to determine an estimated recourse reserve that is recorded in other liabilities.

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

Reclassifications

Certain reclassifications to 2018 and 2017 financial presentation were made to conform to the 2019 presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted, and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The FASB has issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU amends the effective date of the credit loss standard (ASU 2016-13) for smaller reporting companies, as defined by the SEC. The one-time determination of whether an entity is eligible to be a smaller reporting company is based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. The Company met this definition of smaller reporting company based on its most recent determination as of November 15, 2019. As a result, the effective date of this ASU for the Company has been amended from fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, to fiscal years beginning after December 31, 2022, and interim periods within those fiscal years. In addition, this ASU amended the mandatory effective date for the elimination of Step 2 from the goodwill impairment test (ASU 2017-04 discussed below). As a smaller reporting company, the effective date of the goodwill impairment standard for the Company has been amended from fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, to fiscal years beginning after December 31, 2022, and interim periods within those fiscal years.

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

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment charges should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. As discussed above, this ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023. The Company will evaluate the guidance in this Update but does not expect it to have a significant impact on the Company’s financial position or results of operations.

The FASB has issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As discussed above, this ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023. The Company has engaged a third party vendor and is currently gathering historical data and reviewing the methodologies and assumptions utilized to determine the impact of this update on the Company’s Consolidated Financial Statements.

Note 2:	Business Combinations

First Mariner Acquisition

On March 1, 2018, Bancorp completed its previously announced merger with First Mariner Bank (“First Mariner”). At the effective time of the merger, First Mariner merged with and into the Bank, with the Bank continuing as the surviving bank in the merger. At the effective time of merger, under the terms of the merger agreement, each outstanding share of First Mariner common stock and First Mariner Series A Non-Voting Non-Cumulative Perpetual Preferred Stock issued and outstanding was cancelled and converted into the right to receive 1.6624 shares of Bancorp common stock, provided that cash was paid in lieu of any fractional shares. The aggregate merger consideration of $173.8 million included $9.2 million of cash and 9,143,222 shares of Bancorp’s common stock, which was valued at approximately $164.6 million based on Bancorp’s closing stock price of $18.00 on February 28, 2018.

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

The goodwill resulting from the First Mariner merger at December 31, 2019 of $65.3 million is lower than the $70.1 million reflected at December 31, 2018 due to a change in the acquired value of the net deferred tax asset included in other assets above. At the acquisition date, it was unclear under the Tax Cuts and Jobs Act (“TCJA”) whether appreciation in the cash value of acquired BOLI would be considered exempt from taxation.  However, in the first quarter of 2019, the IRS issued new guidance which clarified the new law and made it more likely than not that the appreciated value of the BOLI acquired by the Company would be tax exempt. As a result, this eliminated the need for a deferred tax liability associated with acquired BOLI. The final regulation maintaining the tax exemption for acquired BOLI was issued in October 2019.

Acquired loans

The following table outlines the contractually required payments receivable, cash flows that the Company expects to receive, non-accretable credit adjustments and the accretable yield for all First Mariner loans as of the acquisition date.

(in thousands)	Contractually Required Payments Receivable	Non-Accretable Credit Adjustment	Cash Flows Expected to be Collected	Accretable FMV Adjustment	Carring Value of Loans Receivable
Performing loans acquired	$654,621	$-	$654,621	$9,054	$645,567
Credit impaired loans acquired	29,470	9,644	19,826	1,055	18,771
Total loans acquired	$684,091	$9,644	$674,447	$10,109	$664,338

As of the effective date of the merger, all loans acquired were recorded at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the effective date of the merger, the acquired loan portfolio was segregated into two loan pools, performing and non-performing loans to be retained in our portfolio.

The Company determined the net discounted value of cash flows on approximately 2,700 performing loans totaling $654.6 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types such as fixed or variable rate, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this valuation process was a net accretable discount adjustment of $9.1 million on the effective date of the merger.

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

The Company established a credit risk related non-accretable difference of $9.6 million relating to these acquired credit impaired loans, reflected in the recorded net fair value. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $1.1 million at acquisition relating to these credit impaired loans.

The Company incurred no merger related costs in the year ended December 31, 2019 and $567 thousand of merger related costs in the year ended December 31, 2017. Merger related costs included in the Consolidated Statements of Operations for the year ended December 31, 2018 are summarized as follows:

(in thousands)
Compensation related	$9,871
Equipment disposition	1,918
Legal and consulting	2,005
Contract Terminations	677
Accounting & other	1,078
Total	$15,549

Pro Forma Condensed Combined Financial Information:

The following table presents unaudited pro forma information as if the First Mariner merger had been completed on January 1, 2018 and January 1, 2017. The pro forma information does not necessarily reflect the results of operations that would have occurred had the First Mariner merger occurred at the beginning of 2018 or 2017. Supplemental pro forma earnings were adjusted to exclude merger related costs. The expected future amortizations of the various fair value adjustments were included beginning in each year presented. Cost savings are not reflected in the unaudited pro forma amounts for the periods presented. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions on revenues, expense efficiencies, or other factors.

	December 31,
(in thousands)	2018	2017
Net interest income after provision	$66,873	$59,626
Noninterest income	19,890	29,285
Noninterest expense	77,699	80,721
Net income	6,569	1,315
Net income per share	$0.35	$0.09

Note 3:	Exit of Mortgage Banking Activities

On December 18, 2019, the Company entered into an agreement to release certain management members of the mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring all remaining mortgage employees. The Company also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of the mortgage employees, and the sale of the domain name, the LLC paid the Company $750 thousand. Under the agreement, there is a transition period of approximately 45 days, after which the Company has agreed to cease originating residential first lien mortgage loans and will exit all mortgage banking activities. Accordingly, the majority of the residential first lien mortgage pipeline is expected to be processed by the end of the first quarter of 2020. In order to manage loan run-off within the residential mortgage loan portfolio, the Company plans on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

The following table presents a rollforward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the years ended December 31, 2019, 2018, and 2017. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the years ended December 31, 2019, 2018, and 2017. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Loans held for sale, January 1	$21,261	$42,153	$51,054
Loans originated for sale	573,306	586,385	673,448
Loans held for sale acquired in First Mariner acquisition	-	28,189	-
Loans sold into the secondary market	(563,857)	(635,466)	(682,349)
Loans held for sale, December 31	$30,710	$21,261	$42,153

Loans originated for the Bank's portfolio	$114,561	$57,440	$52,905

Statement of Operations:
Net interest income	$681	$1,403	$1,505

Realized and unrealized gains on mortgage banking activity	7,798	5,245	11,035
Loan related fees and service charges	2,830	4,993	5,083
Total noninterest income	10,628	10,238	16,118

Salaries and benefits	6,394	7,083	7,673
Occupany	354	1,710	661
All other operating expenses	2,287	4,718	7,133
Total noninterest expense	9,035	13,511	15,467
Pretax contribution	2,274	(1,870)	2,156
Income tax expense (benefit)	626	(515)	850
After tax contribution	$1,648	$(1,355)	$1,306

Since the Bank’s 91 employees that were engaged in mortgage banking activities will be hired by the LLC under the terms of the agreement, no severance costs were recorded. However, the Company recorded $288 thousand of exit costs associated with change in control and retention agreements. Since the LLC will sublease the office space that was used by these employees, no exit costs associated with lease terminations were recorded.

Note 4:	Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2019 and 2018, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.

Note 5:	Investment Securities

The Company holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

	December 31,
(in thousands)	2019				2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$66,428	$963	$79	$67,312	$130,088	$428	$119	$130,397
Mortgage-backed	139,918	2,848	67	142,699	90,242	364	146	90,460
Other investments	5,510	4	20	5,494	3,011	-	10	3,001
	$211,856	$3,815	$166	$215,505	$223,341	$792	$275	$223,858
Held to maturity
Corporate debentures	$7,750	$147	$-	$7,897	$9,250	$45	$42	$9,253

The $1.5 million net decrease in held to maturity securities from December 31, 2018 to December 31, 2019 consisted of a $2.0 million call and a $0.5 million purchase.

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2019 and December 31, 2018 are presented below:

December 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,689	$79	$-	$-	$10,689	$79
Mortgage-backed	35,512	60	975	7	36,487	67
Other investments	-	-	2,990	20	2,990	20
	$46,201	$139	$3,965	$27	$50,166	$166
Held to maturity
Corporate debentures	$-	$-	$-	$-	$-	$-

December 31, 2018
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$3,049	$3	$13,887	$116	$16,936	$119
Mortgage-backed	26,197	54	2,107	92	28,304	146
Other investments	3,001	10	-	-	3,001	10
	$32,247	$67	$15,994	$208	$48,241	$275
Held to maturity
Corporate debentures	$2,458	$42	$-	$-	$2,458	$42

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security. Securities in the portfolio with unrealized losses totaled 16 and 31 at December 31, 2019 and 2018, respectively.

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

The amortized cost and estimated fair values of investments by contractual maturity are shown below:

	December 31,
(in thousands)	2019		2018
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$1,497	$1,500	$38,936	$38,892
After one through five years	49,166	50,048	88,175	88,513
After five through ten years	33,576	33,915	19,873	19,921
After ten years	135,367	137,939	85,607	85,785
	$219,606	$223,402	$232,591	$233,111

At December 31, 2019 and December 31, 2018, $11.6 million and $42.3 million fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agencies and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at December 31, 2019.

Note 6:	Nonmarketable Equity Securities

At December 31, 2019 and December 31, 2018, the Company’s investment in nonmarketable equity securities consisted of FHLB stock, which is required for continued membership, of $14.2 million and $11.8 million, respectively. This investment is carried at cost.

Note 7: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan and lease portfolio segment balances at December 31, 2019 and December 31, 2018 are presented in the following table:

	December 31,
	2019		2018
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$128,285	7.3%	$123,671	7.5%
Residential - first lien	437,409	25.1	383,044	23.2
Residential - junior lien	74,164	4.2	89,645	5.4
Total residential real estate	511,573	29.3	472,689	28.6
Commercial - owner occupied	241,795	13.9	234,102	14.2
Commercial - non-owner occupied	444,052	25.4	427,747	25.9
Total commercial real estate	685,847	39.3	661,849	40.1
Total real estate loans	1,325,705	75.9	1,258,209	76.2
Commercial loans and leases [1]	372,872	21.4	336,876	20.5
Consumer	46,936	2.7	54,666	3.3
Total loans and leases	$1,745,513	100.0%	$1,649,751	100.0%

1 Includes leases of $6,382 and $7,607 at December 31, 2019 and 2018, respectively.

Net loan and lease origination fees, which are included in the amounts above, totaled $1.3 million and $307 thousand at December 31, 2019 and 2018, respectively.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment.  These segments are:

•	Commercial business loans & leases – Commercial loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small- and medium-sized businesses.

•	Construction and land loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

•	Commercial owner occupied real estate loans – Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.

•	Commercial non-owner occupied real estate loans – Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

•	Consumer loans – This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles.

•	Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

•	Residential junior lien mortgage loans – This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

Acquired Credit Impaired Loans

The following table documents changes in the accretable discount on acquired credit impaired loans at December 31, 2019, 2018 and 2017:

	December 31,
(in thousands)	2019	2018	2017
Balance at beginning of period	$877	$-	$60
Impaired loans acquired	-	1,055	-
Accretion of fair value discounts	(188)	(178)	(60)
Balance at end of period	$689	$877	$-

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At December 31, 2019	$10,929	$8,706
At December 31, 2018	15,463	11,446

Note 8: Credit Quality Assessment

Allowance for Credit Losses

Credit risk can vary significantly as losses, as a percentage of outstanding loans and leases, can vary widely during economic cycles and are sensitive to changing economic conditions.  The amount of loss in any particular type of loan or lease can vary depending on the purpose of the loan or lease and the underlying collateral securing the loan or lease.  Collateral securing commercial loans and leases can range from accounts receivable to equipment to improved or unimproved real estate depending on the purpose of the loan or lease.  Home mortgage and home equity loans and lines are typically secured by first or second liens on residential real estate.  Consumer loans may be secured by personal property, such as auto loans or they may be unsecured loan products.

To control and manage credit risk, management has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan and lease administration accompanied by oversight and review procedures.  The primary purpose of loan and lease underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for credit losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available for credit losses inherent in the total loan and lease portfolio.

The following table provides information on the activity in the allowance for credit losses by the respective loan and lease portfolio segment for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(518)	(532)	(46)	(2,026)	(622)	(210)	(4,236)
Recoveries	80	-	115	-	17	357	2	571
Provision for credit losses	717	1,604	603	99	920	(276)	526	4,193
Ending balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$10,401
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$500	$-	$500
collectively evaluated for impairment	$1,256	$2,256	$478	$788	$2,968	$1,603	$552	$9,901
Loans and leases:
Ending balance	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513
individually evaluated for impairment	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
collectively evaluated for impairment	$127,804	$424,278	$73,378	$241,229	$442,327	$370,512	$46,809	$1,726,337

	December 31, 2018
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(142)	(195)	(28)	(797)	(1,092)	(63)	(2,519)
Recoveries	-	8	10	-	32	88	4	142
Provision for credit losses	208	636	300	146	3,412	1,119	270	6,091
Ending balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$2,195	$200	$-	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	7,478
Loans and leases:
Ending balance	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751
individually evaluated for impairment	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	24,760
collectively evaluated for impairment	$122,222	$369,785	$88,508	$232,834	$422,729	$334,421	$54,492	$1,624,991

Acquired loans from the First Mariner merger in 2018 were evaluated for impairment subsequent to the merger. No allowance was required on these loans due to the assigned credit marks on these loans.

	December 31, 2017
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$511	$454	$89	$327	$1,120	$3,800	$127	$6,428
Charge-offs	(155)	(133)	(31)	(235)	-	(1,605)	(108)	(2,267)
Recoveries	6	-	1	6	6	113	35	167
Provision for credit losses	373	347	118	519	284	221	(31)	1,831
Ending balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Allowance allocated to:
individually evaluated for impairment	$202	$-	$29	$-	$11	$668	$-	$910
collectively evaluated for impairment	$533	$668	$148	$617	$1,399	$1,861	$23	$5,249
Loans and leases:
Ending balance	$74,398	$194,896	$43,047	$170,408	$260,802	$188,729	$4,328	$936,608
individually evaluated for impairment	$761	$2,009	$396	$508	$5,867	$3,724	$-	$13,265
collectively evaluated for impairment	$73,637	$192,887	$42,651	$169,900	$254,935	$185,005	$4,328	$923,343

Integral to the assessment of the allowance process is an evaluation that is performed to determine whether a specific reserve on an impaired credit is warranted.  At such time an action plan is agreed upon for the particular loan or lease, an appraisal will be ordered (for real estate based collateral) depending on the time elapsed since the prior appraisal, the loan or lease balance and/or the result of the internal evaluation.  The Company’s policy is to strictly adhere to regulatory appraisal standards.  If an appraisal is ordered, no more than a 45 day turnaround is requested from the appraiser, who is selected from an approved appraiser list. After receipt of the updated appraisal, the Company’s Watch Committee will determine whether a specific reserve or a charge-off should be taken based upon an impairment analysis. When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by the independent third party appraisal.  Any further collateral deterioration may result in either further specific reserves being established or additional charge-offs.  The President and the Chief Lending Officer have the authority to approve a specific reserve or charge-off between Watch Committee meetings to ensure that there are no significant time lapses during this process.

The Company’s systematic methodology for evaluating whether a loan or lease is impaired begins with risk-rating credits on an individual basis and includes consideration of the borrower’s overall financial condition, resources and payment record, the sufficiency of collateral and, in a select few cases, support from financial guarantors.  In measuring impairment, the Company looks to the discounted cash flows of the project itself or the value of the collateral as the primary sources of repayment of the loan or lease. The Company will consider the existence of guarantees and the financial strength and wherewithal of the guarantors involved in any loan or lease relationship as both a secondary source of repayment and for the potential as the primary repayment of the loan or lease.

The Company typically relies on recent third party appraisals of the collateral to assist in measuring impairment.

Management has established a credit process that dictates that structured procedures be performed to monitor these loans or leases between the receipt of an original appraisal and the updated appraisal.  These procedures include the following:

•	An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

•	The borrower may be contacted for a meeting to discuss an update or revised action plan which may include a request for additional collateral.

•	Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan or lease.

•	At the Watch Committee meeting the loan may be downgraded and a specific reserve may be decided upon in advance of the receipt of the appraisal if it is determined that the likelihood of repayment is in doubt.

The Company generally follows a policy of not extending maturities on non-performing loans and leases under existing terms. The Company may extend the maturity of a performing or current loan or lease that may have some inherent weakness associated with the loan or lease. Maturity date extensions only occur under terms that clearly place the Company in a position to assure full collection of the loan or lease under the contractual terms and/or terms at the time of the extension that may eliminate or mitigate the inherent weakness in the loan or lease.  These terms may incorporate, but are not limited to additional assignment of collateral, significant balance curtailments/liquidations and assignments of additional project cash flows.  Guarantees may be a consideration in the extension of loan or lease maturities, but the Company does not extend loans or leases based solely on guarantees.  As a general matter, the Company does not view extension of a loan or lease to be a satisfactory approach to resolving non-performing credits.  On an exception basis, certain performing loans and leases that have displayed some inherent weakness in the underlying collateral values, an inability to comply with certain loan or lease covenants which are not affecting the performance of the credit or other identified weakness may be extended.

Collateral values or estimates of discounted cash flows (inclusive of any potential cash flow from guarantees) are evaluated to estimate the probability and severity of potential losses.  A specific amount of impairment is established based on the Company’s calculation of the probable loss inherent in the individual loan or lease. The actual occurrence and severity of losses involving impaired credits can differ substantially from estimates.

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,804	$425,247	$73,378	$241,229	$442,327	$370,837	$46,809	$1,727,631
Special mention	-	-	-	-	-	-	-	-
Substandard	481	12,162	786	566	1,725	2,035	127	17,882
Doubtful	-	-	-	-	-	-	-	-
Total	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

	December 31, 2018
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$122,270	$370,766	$88,507	$228,408	$422,591	$334,152	$54,492	$1,621,186
Special mention	78	-	-	3,877	-	-	-	3,955
Substandard	1,323	12,278	1,138	1,817	5,156	2,724	174	24,610
Doubtful	-	-	-	-	-	-	-	-
Total	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•	Doubtful - Loans and leases classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans and leases classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan and lease relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans and leases are as follows:

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$127,804	$418,668	$71,634	$241,062	$442,132	$370,877	$46,776	$1,718,953
Accruing loans and leases past due:
30-59 days past due	-	3,312	748	-	195	35	19	4,309
60-89 days past due	-	3,220	996	167	-	-	14	4,397
Greater than 90 days past due	-	47	-	-	-	-	-	47
Total past due	-	6,579	1,744	167	195	35	33	8,753

Non-accrual loans and leases [1]	481	12,162	786	566	1,725	1,960	127	17,807

Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

	December 31, 2018
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$121,831	$361,522	$86,884	$232,834	$422,297	$334,058	$54,483	$1,613,909
Accruing loans and leases past due:
30-59 days past due	-	6,433	937	-	432	94	9	7,905
60-89 days past due	166	2,241	687	-	-	307	-	3,401
Greater than 90 days past due	351	570	-	-	-	-	-	921
Total past due	517	9,244	1,624	-	432	401	9	12,227

Non-accrual loans and leases [1]	1,323	12,278	1,137	1,268	5,018	2,417	174	23,615

Total loans and leases	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans and leases either in non-accrual status or in excess of 90 days delinquent totaled $17.9 million or 1.0% of total loans and leases outstanding at December 31, 2019, which represents a $6.6 million decrease from $24.5 million at December 31, 2018.

The Company had no impaired leases for the years ended December 31, 2019 and 2018. The impaired loans for the years ended December 31, 2019 and 2018 are as follows:

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
With an allowance recorded	-	-	-	-	-	554	-	554
With no related allowance recorded	481	13,131	786	566	1,725	1,806	127	18,622
Related allowance	-	-	-	-	-	500	-	500
Unpaid principal	667	14,371	986	583	2,023	3,584	130	22,344
Average balance of impaired loans	814	15,586	1,338	594	2,105	4,392	141	24,970
Interest income recognized	5	400	106	30	11	195	1	748

December 31, 2018

				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	$24,760
With an allowance recorded	-	-	-	-	2,816	200	-	3,016
With no related allowance recorded	1,449	13,259	1,137	1,268	2,202	2,255	174	21,744
Related allowance	-	-	-	-	2,195	200	-	2,395
Unpaid principal	1,873	14,425	1,456	1,569	5,295	4,868	185	29,671
Average balance of impaired loans	1,873	15,446	1,448	1,569	5,340	5,556	185	31,417
Interest income recognized	-	474	51	16	5	125	5	676

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $17.8 million and $23.6 million at December 31, 2019 and 2018, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $748 thousand, $1.2 million and $898 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company had no troubled debt restructured (“TDR”) leases at December 31, 2019 and December 31, 2018. The TDR loans at December 31, 2019 and 2018 are as follows:

	December 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$125	-	$-	$125
Residential real estate - first lien	2	274	2	968	1,242
Commercial loans and leases	1	414	2	367	781
	4	$813	4	$1,335	$2,148

	December 31, 2018
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	-	$-	1	$125	$125
Residential real estate - first lien	2	291	2	982	1,273
Commercial - non-owner occupied	2	2,815	-	-	2,815
Commercial loans and leases	1	514	-	-	514
	5	$3,620	3	$1,107	$4,727

A summary of TDR loan modifications outstanding and performance under modified terms is as follows:

	December 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$125	$-	$125
Residential real estate - first lien
Extension or other modification	-	274	968	1,242
Commercial loans
Extension or other modification	-	-	367	367
Forbearance	-	414	-	414
Total troubled debt restructured loans	$-	$813	$1,335	$2,148

	December 31, 2018
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$-	$125	$125
Residential real estate - first lien
Extension or other modification	-	291	982	1,273
Commercial RE - non-owner occupied
Rate modification	2,195	2,815	-	2,815
Commercial loans
Forbearance	-	514	-	514
Total troubled debt restructured loans	$2,195	$3,620	$1,107	$4,727

There were two new commercial loans with terms extended and their payments modified during 2019 totaling $367 thousand that are currently performing in accordance with their modified terms. Additionally, the land development loan was downgraded from performing to non-performing in 2019 and two commercial real estate loans totaling $2.4 million at December 31, 2018 were subsequently charged-off in 2019.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the years ended December 31, 2019, 2018 and 2017 there were additional allowances recorded of $473 thousand, $352 thousand and $581 thousand, respectively, as the current appraised value, less estimated cost to sell, was not sufficient to cover the recorded OREO amount. For 2019 there were three residential first lien loans totaling $1.4 million transferred from loans to OREO. In 2019, the Company sold two land development properties with a carrying value totaling $49 thousand, two commercial real estate properties with a carrying value of $1.1 million and four residential first lien loan with a carrying value of $1.1 million, recording a $28 thousand gain from the sale of these properties. At December 31, 2019, there were three residential first lien loans totaling $2.7 million, and one residential junior lien loan of $23 thousand in the process of foreclosure.

Note 9: Derivatives and Hedging Activities

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For 2019 and 2018, the Company recorded a net loss of $5 thousand and $6 thousand, respectively related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet at December 31, 2019 and December 31, 2018:

			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,853	$217	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,853	$-	$228

			December 31, 2018
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$3,061	$100	$-
Matched interest rate swaps with counterparty	Other assets and other liabilities	$3,061	$-	$106

Note 10: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

Based upon updated information, the goodwill relating to the First Mariner merger was adjusted downward in the first quarter of 2019 by $4.7 million to reflect revised valuations as detailed in Note 2.

The table below shows goodwill balances at December 31, 2019 and December 31, 2018.

	December 31,
(in thousands)	2019	2018
Goodwill
Banking	$65,949	$70,697

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$7,666	$8,469	3.7

	December 31, 2018			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$4,653	$11,482	4.7

Estimated future amortization expense for amortizing intangible assets for the years ending December 31, is as follows:

(in thousands)
2020	$2,674
2021	2,326
2022	1,915
2023	1,298
2024	256
Total amortizing intangible assets	$8,469

Based upon an annual impairment analysis performed in 2019, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible.

Note 11: Bank Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2019	2018
Land	$8,849	$10,239
Building and leasehold improvements	35,960	35,571
Furniture and equipment	6,028	6,686
Software	387	419
	51,224	52,915
Less: accumulated depreciation and amortization	8,500	7,778
Net premises and equipment	$42,724	$45,137

Depreciation and amortization expense for premises and equipment were $2.3 million, $2.1 million and $1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 12: Leases

On January 1, 2019, the Company adopted the requirements of ASU 2016-02, Leases (Topic 842). The objective of this ASU, along with several related ASUs subsequently issued, is to increase transparency and comparability between organizations that enter into lease agreements. The most significant change is the requirement to recognize right of use (“ROU”) assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company was required to measure and recognize leases that existed at January 1, 2019, and the Company elected a modified retrospective approach. For leases existing at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost.

The adoption of Topic 842 resulted in the initial recognition of operating ROU assets and related lease liabilities of $18.0 million on January 1, 2019, which were recorded in other assets and other liabilities, respectively. As of the adoption date, there were no lease incentives that would have impacted the ROU asset balance.

In 2019, with the execution of the Company’s branch optimization initiative, under which the closing of three branch locations and the consolidation of two other existing branch locations was announced, a $3.6 million charge to noninterest expenses, primarily related to the early termination of existing lease arrangements for the closing locations, was recorded in the second quarter of 2019. The closing of the three locations occurred in the third quarter of 2019, and the consolidation of the two branch locations into a single new location is expected to occur in the first quarter of 2020. The early termination of these leases reduced the initial $18.0 million in ROU assets recorded on January 1, 2019 to $14.5 million at December 31, 2019.

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating leases included the following at:

(in thousands)	December 31, 2019
Operating Leases
Operating leases ROU	$14,092
Operating lease liabilities	$14,507

The components of lease expense were as follows:

	December 31,
(in thousands)	2019	2018	2017
Operating lease cost	$1,899	$3,693	$1,995
Sublease income	(562)	(534)	(387)
Amortization of ROU assets	150	-	-
	$1,487	$3,159	$1,608

Lease liability maturities are as follows:

(in thousands)
2020	$1,636
2021	1,546
2022	1,404
2023	1,257
2024	1,055
Thereafter	11,341
Total future lease payments	$18,239
Discount of cash flows	(3,732)
Present value on net future lease payments	$14,507

Weighted average remaining term in years	6.89
Weighted average discount rate	3.02%

Note 13: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	December 31,
(dollars in thousands)	2019		2018
		% of		% of
	Amount	Total	Amount	Total
Noninterest-bearing demand	$468,975	27%	$429,200	26%
Interest-bearing checking	183,447	11	227,322	13
Money market accounts	360,711	21	356,130	21
Savings	130,141	7	134,893	8
Certificates of deposit $250 and over	77,782	5	82,511	5
Certificates of deposit under $250	493,309	29	455,750	27
Total deposits	$1,714,365	100%	$1,685,806	100%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2020	$458,908
2021	87,877
2022	14,613
2023	5,630
2024	4,063
Total time deposits	$571,091

Interest expense on deposits for the twelve months ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	December 31,
(in thousands)	2019	2018	2017
Interest-bearing checking	$912	$554	$168
Savings and money market	3,063	2,393	1,217
Certificates of deposit	11,487	5,593	2,612
Total	$15,462	$8,540	$3,997

Note 14: Short-Term Borrowings

Short-term borrowings consist of overnight securities sold under agreement to repurchase, overnight unsecured master notes, federal funds purchased, and FHLB advances with a final remaining maturity of less than one year. Information relating to short-term borrowings is presented below:

	December 31,
	2019			2018
(dollars in thousands)	Amount	Rate	Maximum Month-End Balance	Amount	Rate	Maximum Month-End Balance
FHLB advances	$230,000	1.70%	$273,000	$118,000	2.34%	$310,023
Repurchase agreements [1]	6,127	0.19	15,293	16,576	0.21	25,291
Federal funds purchased	-	-	-	-	-	30,000
Total short-term borrowings	$236,127	1.66%		$134,576	2.08%

Averages for the year:
FHLB advances	$148,460	2.30%		$125,108	1.80%
Repurchase agreements [1]	7,122	0.19		18,927	0.19
Federal funds purchased	625	2.30		2,015	2.04
Total short-term borrowings	$156,207	2.20%		$146,050	1.59%

1 Includes overnight unsecured master notes

The Company pledges mortgage-backed securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2019 and 2018 there were $6.6 million and $16.6 million, respectively, in investment securities pledged under these agreements.

At December 31, 2019, the Company had an available line of credit for $573.3 million with the FHLB under which its borrowings are limited to $435.4 million based on pledged collateral with $285.3 million borrowed against the line (including amounts classified as long-term borrowings). At December 31, 2018, the FHLB line of credit was $538.4 million under which $345.9 million was available based on pledged collateral with $232.6 million borrowed against the line (including amounts classified as long-term borrowings). Under a blanket lien, the Company has pledged qualifying residential mortgage loans, home equity lines of credit, and commercial real estate loans as collateral for this borrowing arrangement in the aggregate amount of $615.6 million and $518.0 million at December 31, 2019 and 2018, respectively.

In addition, the Company has unsecured lines of credit with correspondent banks of $65.0 million at both December 31, 2019 and 2018. There were no outstanding borrowings against these lines of credit at either December 31, 2019 or 2018.

Note 15: Long-Term Borrowings

Long-term borrowings at December 31, 2019 and 2018 consisted of the following:

	December 31,
(in thousands)	2019	2018
Federal Home Loan Bank Advances
0.63% Due 2029 [1]	$15,000	$-
0.56% Due 2029 [1]	20,000	-
0.74% Due 2029 [1]	15,000	-
1.62% Due 2024 [2]	5,000	-
2.48% Due 2020 [2]	-	14,000
2.53% Due 2020 [2]	-	15,000
2.67% Due 2020 [2]	-	30,000
2.62% Due 2020 [2]	-	30,000
2.71% Due 2020 [2]	-	25,000
Total principal of long-term borrowings at FHLB	55,000	114,000
Subordinated debentures
2.48% Due 2035 [3]	5,000	5,000
6.00% Due 2028 [4]	25,000	25,000
Total principal of subordinated debentures	30,000	30,000
Total principal of long-term borrowings	85,000	144,000

Purchase accounting adjustment on acquired debt [3]	(1,302)	(1,384)
Cost of issuance of subordinated debt [4]	(457)	(539)
Total long-term borrowings	$83,241	$142,077

(1)	Convertible rate advances
(2)	Fixed rate hybrid advances
(3)	Subordinated debt acquired in 2015. Carrying value after purchase accounting adjustments of $3.7 million at December 31, 2019. Interest adjusts quarterly at the rate of three month LIBOR plus 1.48%
(4)	Subordinated debt issued in 2018. Carrying value net of issuance costs of $24.5 million at December 31, 2019. Initial rate of 6.00% per annum for five years. Subsequent rate adjusts quarterly at the rate of three month LIBOR plus 3.02%

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

Note 16: Income Taxes

Federal and state income tax expense (benefit) consists of the following for the years ended:

	December 31,
(in thousands)	2019	2018	2017
Current federal income tax	$-	$-	$3,243
Current state income tax	-	-	1,038
Deferred federal income tax	3,986	(627)	(968)
Deferred state income tax	1,206	(270)	(161)
Total income tax expense (benefit)	$5,192	$(897)	$3,152

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s effective tax (benefit) rate for the years ended follows:

	2019		2018		2017
(in thousands)	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Statutory federal income tax expense (benefit)	$4,635	21.0%	$(992)	21.0%	$3,520	34.0%
State income taxes, net of federal
income tax benefit	953	4.3	(213)	4.5	579	5.6
Bank owned life insurance	(568)	(2.6)	(162)	3.4	(258)	(2.5)
Acquisition related costs	-	-	316	(6.7)	115	1.1
Revaluation of deferred taxes	-	-	-	-	268	2.6
Correction of error	-	-	-	-	(675)	(6.5)
Other, net	172	0.8	154	(3.3)	(396)	(3.8)
Total income tax expense (benefit)	$5,192	23.5%	$(897)	19.0%	$3,152	30.4%

Income tax expense for 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from Bank Owned Life Insurance (“BOLI”) contracts that were acquired in certain tax-free merger transactions. At the time of the First Mariner merger, the Company recorded a deferred tax liability of $4.6 million that represented the combined federal and state income tax payable on the acquired balance of BOLI contracts. Based on the increase in the cash surrender value of the BOLI contracts for the remainder of 2018, the balance of the deferred tax liability increased to $4.8 million as of December 31, 2018. As a result of the change in tax regulations during the first quarter of 2019, the Company recognized a $232 thousand reduction of tax expense in 2019 that pertained to BOLI income that was earned, and initially treated as subject to income tax, in 2018. In addition, the associated $4.8 million deferred tax liability was eliminated with a corresponding $4.6 million decrease in goodwill.

In contrast to the reported pre-tax book income and the associated income tax expense recognized for 2019, the Company’s income tax benefit for 2018 was the result of the loss incurred for the year. The benefit for 2018 was reduced by the impact of various merger-related non-deductible costs.

Income tax expense for 2017 was adversely impacted by the adjustment of the Company’s deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act. As a result of the new law, we recognized a net tax expense totaling $268 thousand. Income tax expense for 2017 was also impacted by a correction of an overstatement of taxes that resulted from incorrectly classifying certain acquired loan fair value adjustments on acquired credit impaired loans. As a result, for the year 2017, the Company recognized tax benefits totaling $675 thousand related to the 2015 through 2016 tax years.

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December, 31
(in thousands)	2019	2018
Deferred tax assets:
Net operating losses	$30,010	$35,415
Allowance for credit losses	2,862	2,717
Valuation on foreclosed real estate	406	617
Supplemental executive benefit plans	559	782
Stock-based compensation	8	29
Deferred loan fees and costs, net	185	576
Fair value adjustments for acquired assets and liabilities	3,003	4,007
Depreciation and amortization	-	276
Historic tax credits	1,933	-
Other assets	1,680	605
Total deferred tax assets	40,646	45,024
Deferred tax liabilities:
Core deposit intangible	2,130	2,929
Fair value adjustments for acquired assets and liabilities	1,468	1,898
Bank owned life insurance	-	4,802
Unrealized gain on securities	1,004	110
Depreciation and amortization	34	-
Total deferred tax liabilities	4,636	9,739
Net deferred tax assets	$36,010	$35,285

Based on management’s belief that it is more likely than not that all net deferred tax assets will be realized, there was no valuation allowance at either December 31, 2019 or 2018.

The Company's operating loss for the year ended December 31, 2018 generated a federal tax net operating loss of $8.0 million which may be carried forward indefinitely subject to a maximum annual limitation of 80% of taxable income. In addition, as part of the Company’s recent acquisitions, the Company assumed federal tax net operating loss carryforwards. The remaining balance of acquired net operating loss carryforwards totaled approximately $103.5 million and $123.8 million at December 31, 2019 and 2018, respectively. The acquired loss carryforwards can be deducted annually from future taxable income through 2039, subject to various annual limitations.

Currently, tax years ending after December 31, 2014 are considered as open for examination by federal and state taxing authorities.

Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) established a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminated the corporate alternative minimum tax and allows the use of any tax net operating loss carryforwards to offset regular tax liability for any subsequent taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums for banks with $10 billion or more in assets. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act, the Company re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which assets and liabilities are expected to reverse in the future. Nonetheless, for the year 2017 the Company recognized a tax expense related to the re-measurement of our deferred tax assets and liabilities totaling $268 thousand.

Note 17: Related Party Loans and Deposits

In the normal course of business, loans are made to officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests are presented below.

	December 31,
(in thousands)	2019	2018
Balance January 1	$7,218	$19,297
Additions	6,519	9,347
Change in status	(941)	(11,412)
Repayments	(9,216)	(10,014)
Balance December 31	$3,580	$7,218

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2019 and December 31, 2018 were $14.0 million and $21.7 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties and totaled $21.6 million at December 31, 2019 and $52.0 million at December 31, 2018.

Note 18: Financial Instruments with Off-Balance Sheet Risk and Contingencies

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

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2019	2018
Unfunded loan commitments	$77,314	$104,466
Unused lines of credit	309,519	282,822
Letters of credit	13,853	16,661

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

Note 19: Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of December 31, 2019, 564,414 shares are reserved for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2019, 2018 and 2017, Bancorp issued 9,202, 11,868 and 11,404 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of Bancorp’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were 25,000 stock options granted in 2019, while no stock options were granted in 2018 or 2017. The valuation of Bancorp’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes Bancorp’s stock option activity and related information for the years ended:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at January 1,	15,268	$8.76	30,991	$9.69	123,593	$12.36
Granted	25,000	14.54	-	-	-	-
Exercised	(13,418)	8.58	(9,123)	10.63	(27,113)	11.67
Forfeited	(1,850)	10.10	(6,600)	10.52	(65,489)	13.92
Balance at period end	25,000	$14.54	15,268	$8.76	30,991	$9.69
Exercisable at period end	-	$-	15,268	$8.76	30,991	$9.69
Weighted average fair value of options
granted during the year		$5.83		$-		$-

The cash received from the exercise of stock options during 2019, 2018 and 2017 was $116 thousand, $97 thousand and $316 thousand, respectively. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $16.88 on December 31, 2019 the options outstanding had an aggregate intrinsic value of $59 thousand. At December 31, 2018, based upon a fair market value of $14.30, the options outstanding had an aggregate intrinsic value of $85 thousand. At December 31, 2017, based upon a fair market value of $22.00, the options outstanding had an aggregate intrinsic value of $382 thousand. The stock options outstanding as of December 31, 2019 have contractual terms that permit exercise of the options through 2029.

At December 31, 2019, based on stock option awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock option awards was $101 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2020	$49
2021	48
2022	4
$101

Restricted Stock Units (“RSU”)

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

During 2019, the Company granted 26,500 RSUs which are subject to a three-year vesting schedule. The Company granted 20,732 RSUs during 2018 which vested immediately. During 2017, 18,500 RSUs were granted, all of which are subject to a three-year vesting schedule.

A summary of the activity for Bancorp’s RSUs for the periods indicated is presented in the following table:

	December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	9,731	$17.29	52,155	$15.09	65,491	$13.23
Granted	26,500	15.16	20,732	19.90	18,500	17.41
Vested	(6,699)	16.13	(54,542)	16.63	(31,836)	12.60
Forfeited	(18,500)	14.54	(8,614)	14.41	-	-
Balance at period end	11,032	$17.48	9,731	$17.29	52,155	$15.09

At December 31, 2019, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $155 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2020	$74
2021	44
2022	37
$155

Stock-Based Compensation Expense

Stock-based compensation expense attributable to stock options and RSUs is based on their fair values on the measurement date, which, for the Company, is the date of the grant. This cost is then recognized in noninterest expense on a straight-line basis over the vesting period of the respective stock options and RSUs. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs as well as director compensation paid in stock is presented in the following table:

	For the year ended December 31,
(in thousands)	2019	2018	2017
Stock-based compensation expense
Related to the issuance of RSUs	$69	$656	$490
Related to the issuance of stock options	44	-	-
Director compensation paid in stock	127	217	205
Total stock-based compensation expense	$240	$873	$695

Note 20: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $1.0 million, $1.1 million and $766 thousand, respectively, for the years ended December 31, 2019, 2018 and 2017. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer (“CEO”). This plan was amended in 2016. Under the defined benefit SERP, the CEO will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). The CEO earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expense related to this SERP totaled $216 thousand, $279 thousand and $275 thousand for 2019, 2018 and 2017, respectively. The accrued liability recorded for this SERP was $1.6 million and $1.5 million at December 31, 2019 and December 31, 2018, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock at a discounted price, with the Company contributing up to a 15% discount per offering period. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. The first offering period under this plan commenced on October 1, 2018, and the expense related to the Plan totaled $39 thousand and $11 thousand for 2019 and 2018, respectively.

Note 21: Income (Loss) per Common Share

The table below shows the presentation of basic and diluted income (loss) per common share for the years ended:

	December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Net income (loss) available to common stockholders (numerator)	$16,881	$(3,828)	$7,200
BASIC
Basic average common shares outstanding (denominator)	19,068,246	17,556,554	9,555,952
Basic income (loss) per common share	$0.89	$(0.22)	$0.75
DILUTED
Average common shares outstanding	19,068,246	17,556,554	9,555,952
Dilutive effect of common stock equivalents	2,831	-	40,852
Diluted average common shares outstanding (denominator)	19,071,077	17,556,554	9,596,804
Diluted income (loss) per common share	$0.89	$(0.22)	$0.75

Common stock equivalents outstanding that are
anti-dilutive and thus excluded from calculation of
diluted number of shares presented above	774	14,740	-

Note 22: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

In July 2013, the Federal Deposit Insurance Corporation (the “FDIC”) and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $3 billion or more and top-tier savings and loan holding companies. As of December 31, 2019, Bancorp had less than $3.0 billion in consolidated assets, and, therefore, the Basel III capital requirements do not currently apply to Bancorp, but they do apply to the Bank.

The final rule created a new common equity Tier 1 (“CET1”) minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital ratio (from 4% to 6% of risk-weighted assets), imposed a minimum leverage ratio of 4.0%, and changed the risk-weight of certain assets to better reflect credit risk and other risk exposures. These include, among other things, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status, and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Company elected to opt-out from this treatment. The Company has elected to permanently opt out of this treatment in the Company’s capital calculations, as permitted by the final rule.

Additionally, subject to a transition schedule, which became fully phased-in on December 31, 2019, the rule limits the Company’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the they do not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

In addition, under revised prompt corrective action requirements, in order to be considered “well-capitalized,” the Bank must have a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a leverage capital ratio of 5.0% or greater, and not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

There are three main categories of capital under the regulatory capital guidelines. Common equity tier 1 capital consists of paid-in common stock, retained earnings and certain common equity Tier 1 minority interests. Various items, including certain amounts of goodwill, intangible assets, deferred tax assets, must be deducted from common equity Tier 1 before capital ratios are calculated. Tier 1 capital (which, together with common equity tier 1 capital, makes up Tier 1 capital) generally consists of perpetual preferred stock and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses. At least half of total capital must consist of Tier 1 capital. Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to the different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments, are also applied a risk weight after calculating balance sheet equivalent amounts. One of four credit conversion factors (0%, 20%, 50% and 100%) is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors

Management believes that, as of December 31, 2019 and December 31, 2018, Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The following table reflects Bancorp’s and the Bank’s capital as of December 31, 2019 and December 31, 2018:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes [1]		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of Dcember 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$238,384	12.86%	$148,314	8.00%	$185,392	10.00%
Howard Bancorp	$247,761	13.14%	$150,872	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$227,983	12.30%	$83,427	4.50%	$120,505	6.50%
Howard Bancorp	$209,119	11.09%	$84,866	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$227,983	12.30%	$111,235	6.00%	$148,314	8.00%
Howard Bancorp	$209,119	11.09%	$113,154	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$227,983	10.43%	$87,434	4.00%	$109,293	5.00%
Howard Bancorp	$209,119	9.55%	$87,599	4.00%	N/A
As of December 31, 2018:
Total capital (to risk-weighted assets)
Howard Bank	$212,099	11.80%	$143,810	8.00%	$179,762	10.00%
Howard Bancorp	$218,425	12.14%	$143,889	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$202,226	11.25%	$80,893	4.50%	$116,846	6.50%
Howard Bancorp	$179,935	10.00%	$80,938	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$202,226	11.25%	$107,857	6.00%	$143,810	8.00%
Howard Bancorp	$179,935	10.00%	$107,917	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$202,226	9.84%	$82,212	4.00%	$102,765	5.00%
Howard Bancorp	$179,935	8.77%	$82,046	4.00%	N/A

[1]	Amounts shown exclude the capital conservation buffer of 2.50% for December 31, 2019 and 1.875% for December 31, 2018. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, Bancorp is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to Bancorp, the Company calculates these ratios for its own planning and monitoring purposes.

Note 23: Fair Value

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

Interest rate lock commitments are recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment becomes effective when the borrowers lock in a specified interest rate within the time frames established by the mortgage division. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time interest rate is locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into best effort forward sales contracts to sell loans to investors. The forward sales contracts lock in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through the date the loan closes are undesignated derivatives and accordingly, are marked to fair value in earnings. These valuations fall into a Level 3 of the fair value hierarchy. The rate lock commitments are deemed as Level 3 inputs because the Company applies an estimated pull-through rate, which is deemed an unobservable measure.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2019 and December 31, 2018.

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$67,312	$-	$67,312	$-
Mortgage-backed securities	142,699	-	142,699	-
Other investments	5,494	-	5,494	-
Loans held for sale	30,710	-	30,710	-
Loans held for investment	997	-	997	-
Rate lock commitments	60	-	-	60
Interest rate swap assets	217	-	217	-
Liabilities
Interest rate swap liabilities	228	-	228	-

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$130,397	$-	$130,397	$-
Mortgage-backed securities	90,460	-	90,460	-
Other investments	3,001	-	3,001	-
Loans held for sale	21,261	-	21,261	-
Loans held for investment	1,303	-	1,303	-
Rate lock commitments	126	-	-	126
Interest rate swap assets	100	-	100	-
Liabilities
Interest rate swap liabilities	106	-	106	-

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	December 31,	December 31,
(in thousands)	2019	2018
Balance, beginning of period	$126	$530
Privately held equity investment	-	(72)
Net losses included in realized and unrealized gains
on mortgage banking activity in noninterest income	(66)	(332)
Balance, end of period	$60	$126

Assets under fair value option are as follows:

December 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$30,710	$29,969	$741
Loans held for investment	997	966	31

December 31, 2018	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$21,261	$20,785	$476
Loans held for investment	1,303	1,342	(39)

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There were valuation losses of $437 thousand and $352 thousand recognized for the years ended December 31, 2019 and 2018, respectively. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

Net gain/(loss) from the changes included in earnings in fair value of loans held for sale was $265 thousand, $(181) thousand, and $62 thousand at December 31, 2019, 2018 and 2017, respectively. Net gain/(loss) from the changes included in earnings in fair value of loans held for investment was $69 thousand, $(71) thousand and $247 thousand at December 31, 2019, 2018 and 2017 respectively

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2019 and December 31, 2018.

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,098	$-	$-	$3,098
Impaired loans:
Construction and land	481	-	-	481
Residential - first lien	13,131	-	-	13,131
Residential - junior lien	786	-	-	786
Commercial - owner occupied	566	-	-	566
Commercial - non-owner occupied	1,725	-	-	1,725
Commercial loans and leases	1,860	-	-	1,860
Consumer	127	-	-	127

December 31, 2018		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$4,392	$-	$-	$4,392
Impaired loans:
Construction and land	1,449	-	-	1,449
Residential - first lien	13,259	-	-	13,259
Residential - junior lien	1,137	-	-	1,137
Commercial - owner occupied	1,268	-	-	1,268
Commercial - non-owner occupied	2,823	-	-	2,823
Commercial loans and leases	2,255	-	-	2,255
Consumer	174	-	-	174

At December 31, 2019, OREO with a carrying value of $3.1 million consisted of an outstanding balance of $4.6 million, less a valuation allowance of $1.5 million. At December 31, 2018, OREO with a carrying value of $4.4 million consisted of an outstanding balance of $6.6 million, less a valuation allowance of $2.2 million. Specific allocations of the allowance for credit losses attributable to impaired loans at December 31, 2019 and 2018 were $500 thousand and $2.4 million, respectively.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	December 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$215,505	$215,505	$-	$215,505	$-
Held to maturity securities	7,750	7,897	-	-	7,897
Nonmarketable equity securities	14,152	14,152	-	14,152	-
Loans held for sale	30,710	30,710	-	30,710	-
Loans held for investment	997	997	-	997	-
Rate lock commitments	60	60	-	-	60
Loans and leases [1]	1,734,115	1,735,013	-	-	1,735,013
Interest rate swap	217	217	-	217	-
Financial Liabilities
Deposits	1,714,365	1,713,081	-	1,713,081	-
Short-term borrowings	236,127	236,127	-	236,127	-
Long-term borrowings	83,241	86,972	-	86,972	-
Interest rate swap	228	228	-	228	-

	December 31, 2018
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$223,858	$223,858	$-	$223,858	$-
Held to maturity securities	9,250	9,253	-	-	9,253
Nonmarketable equity securities	11,786	11,786	-	11,786	-
Loans held for sale	21,261	21,261	-	21,261	-
Loans held for investment	1,303	1,303	-	1,303	-
Rate lock commitments	126	126	-	-	126
Loans and leases [1]	1,638,575	1,613,506	-	-	1,613,506
Interest rate swap	100	100	-	100	-
Financial Liabilities
Deposits	1,685,806	1,681,295	-	1,681,295	-
Short-term borrowings	134,576	134,576	-	134,576	-
Long-term borrowings	142,077	142,296	-	142,296	-
Interest rate swap	106	106	-	106	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion.

Note 24: Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the twelve months ended:

	December 31,
(in thousands)	2019	2018	2017
NONINTEREST INCOME
Service charges on deposit accounts	$951	$595	$239
Fees and other service charges	2,556	2,404	954
Other	58	70	57
Noninterest income in scope of Topic 606	3,565	3,069	1,250
Noninterest income out of scope of Topic 606	17,469	14,791	18,274
Total noninterest income	$21,034	$17,860	$19,524

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Bank’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals. Consideration is often received immediately or shortly after the Bank satisfies its performance obligation and revenue is recognized. The Bank does not typically enter into long term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Bank did not have any significant contract balances.

Contract Acquisition Costs

In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (for example, sales commission). The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. Upon adoption of Topic 606, the Bank did not capitalize any contract acquisition costs.

Note 25: Parent Company Financial Information

The condensed financial statements for Bancorp (Parent Only) are presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$9,620	$6,843
Securities available-for-sale, at fair value	-	-
Investment in subsidiaries	332,794	316,771
Other assets	192	293
Total assets	$342,606	$323,907
LIABILITIES
Short-term borrowings	$101	$972
Long-term borrowings	28,241	28,077
Other liabilities	116	175
Total liabilities	28,458	29,224
SHAREHOLDERS' EQUITY
Common stock-par value of $0.01 authorized 20,000,000 shares; issued and outstanding 19,066,913 shares at December 31, 2019 and 19,039,347 at December 31, 2018	191	190
Capital surplus	276,156	275,843
Retained earnings	35,158	18,277
Accumulated other comprehensive income	2,643	373
Total shareholders’ equity	314,148	294,683
Total liabilities and shareholders’equity	$342,606	$323,907

Statements of Operations

	Year Ended December 31,
(in thousands)	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Cash dividends from subsidiary	$5,000	$-	$-
Other interest income	4	1	-
Total interest and dividend income	5,004	1	-
INTEREST EXPENSE
Short-term borrowings	1	6	49
Long-term borrowings	1,903	376	216
Total interest expense	1,904	382	265
NET INTEREST INCOME	3,100	(381)	(265)
NONINTEREST INCOME
Other income	-	-	-
NONINTEREST EXPENSE
Compensation and benefits	191	268	490
Other operating expense	287	42	73
Total noninterest expense	478	310	563
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	2,622	(691)	(828)
Income tax benefit	(506)	(176)	(349)
Income (loss) before equity in undistributed income of subsidiary	3,128	(515)	(479)
Equity in undistributed income (loss) of subsidiary	13,753	(3,313)	7,679
Net income (loss)	$16,881	$(3,828)	$7,200

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,881	$(3,828)	$7,200
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes (benefits)	(213)	(117)	(115)
Share-based compensation	240	873	695
Amortization of debt issuance costs	164	-	-
Equity in undistributed (income) loss of subsidiary	(13,753)	3,313	(7,679)
Decrease (increase) in other assets	101	(293)	40
Increase (decrease) in other liabilities	154	(176)	84
Net cash provided by (used in) operating activities	3,574	(228)	225
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	-	(9,245)	-
Investment in subsidiary	-	(24,177)	(23,000)
Net cash used in investing activities	-	(33,422)	(23,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase increase in short-term borrowings	(871)	155	(12,542)
Net increase (decrease) in long term debt	-	24,542	82
Net proceeds from issuance of common stock, net of cost	396	97	38,699
Repurchase of common stock	(322)	-	-
Net cash (used in) provided by financing activities	(797)	24,794	26,239
Net increase (decrease) in cash and cash equivalents	2,777	(8,856)	3,464
Cash and cash equivalents at beginning of period	6,843	15,699	12,235
Cash and cash equivalents at end of period	$9,620	$6,843	$15,699

Note 26: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2019 and December 31, 2018:

	2019
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$22,550	$22,955	$23,145	$22,784
Interest expense	5,283	5,740	5,791	5,310
Net interest income	17,267	17,215	17,354	17,474
Provision for loan losses	750	608	1,110	1,725
Noninterest income	5,625	5,033	5,841	4,535
Noninterest expense	14,362	15,405	19,454	14,857
Net income before income taxes	7,780	6,235	2,631	5,427
Income tax expense	1,880	1,598	543	1,171
Net income available to common shareholders	$5,900	$4,637	$2,088	$4,256

Net income per common share, basic	$0.31	$0.24	$0.11	$0.22
Net income per common share, diluted	$0.31	$0.24	$0.11	$0.22

Average common shares outstanding	19,080,151	19,078,561	19,061,164	19,052,694
Diluted average common shares outstanding	19,083,297	19,081,963	19,067,624	19,066,791

	2018
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$22,428	$22,436	$21,165	$14,360
Interest expense	4,485	3,789	3,285	2,212
Net interest income	17,943	18,647	17,880	12,148
Provision for loan losses	2,850	696	1,425	1,120
Noninterest income	3,683	3,856	5,617	4,704
Noninterest expense	18,425	16,396	25,140	23,151
Net income (loss) before income taxes	351	5,411	(3,068)	(7,419)
Income (benefit) tax expense	206	1,432	(791)	(1,744)
Net income (loss) available to common shareholders	$145	$3,979	$(2,277)	$(5,675)

Net income (loss) per common share, basic	$0.01	$0.21	$(0.12)	$(0.43)
Net income (loss) per common share, diluted	$0.01	$0.21	$(0.12)	$(0.43)

Average common shares outstanding	19,035,316	19,025,855	19,002,851	13,080,614
Diluted average common shares outstanding	19,041,880	19,035,192	19,002,851	13,080,614

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as well as provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management evaluates the effectiveness of internal control over financial reporting and tests for reliability through an internal audit process with actions taken to correct potential deficiencies as they are identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019 that is included elsewhere in this report.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics (conduct) that applies to all of its employees and a separate code of ethics (conduct) that applies to its non-employee directors. These codes of conduct are available on the Company’s website at www.howardbank.com.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Item 1. Election of Directors,” “Corporate Governance—Committees of the Board of Directors” “Executive Officers” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2020 (the “Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information included under the captions “Corporate Governance—Board Independence,” “Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

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

Exhibit No.	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated as of March 2, 2015, by and between Howard Bancorp, Inc. and Patapsco Bancorp, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on March 3, 2015
2.2	Agreement and Plan of Reorganization, dated August 14, 2017 by and among Howard Bancorp, Inc., Howard Bank and First Mariner Bank (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Howard Bancorp undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)	Exhibit 2.1 of the Company's Form 8-K filed on August 18, 2017
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.6	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed May 23, 2019
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
10.1*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.2*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.3*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.4*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.6*	Form of Restricted Stock Unit Award Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.6 to the Company’s Form S-8 filed October 28, 2013
10.7*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.8*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013
10.9*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.10*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.11*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
10.12*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 amended January 19, 2016	Exhibit 10.28 of the Company’s Form 10-K filed March 30, 2016
10.13*	Amended and Restated Employment Agreement between Howard Bank and Robert A. Altieri dated September 30, 2014	Exhibit 10.29 of the Company’s Form 10-K filed March 30, 2016
10.14*	Employment Agreement between Howard Bank and James D. Witty dated April 29, 2016	Exhibit 10.30 of the Company’s Form 10-K filed March 16, 2017
10.15*	First Amendment to Employment Agreement between Howard Bank and Steven M. Poynot dated as of May 24, 2017	Exhibit 10.3 of the Company’s Form 10-Q filed November 7, 2017
10.16*	First Amendment to Employment Agreement between Howard Bank and Robert A. Altieri dated as of May 24, 2017	Exhibit 10.4 of the Company’s Form 10-Q filed November 7, 2017
10.17*	First Amendment to Employment Agreement between Howard Bank and James D. Witty dated as of May 24, 2017	Exhibit 10.5 of the Company’s Form 10-Q filed November 7, 2017
10.18*	Letter Agreement, dated August 14, 2017, by and between Jack E. Steil and Howard Bank	Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2018
10.19*	Employment Agreement, dated August 14, 2017, by and between Robert Kunisch, Jr. and Howard Bank	Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2018
10.20*	Howard Bank Executive Incentive Plan	Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2018
10.21*	Separation Agreement and General Release, dated June 15, 2018, by and between Robert A. Altieri and Howard Bank	Exhibit 10.1 of the Company’s Form 8-K filed June 15, 2018
10.22	Form of Subordinated Note Purchase Agreement, dated December 6, 2018, by and between Howard Bancorp, Inc. and certain institutional accredited investors	Exhibit 10.1 of the Company’s Form 8-K filed December 12, 2018
10.23*	Separation Agreement and General Release between Howard Bank and James D. Witty dated as of November 13, 2018	Exhibit 10.40 of the Company’s Form 10-K filed March 15, 2019
10.24*	Executive Employment Agreement between Howard Bank and Thomas R. Jones dated as of August 14, 2017	Exhibit 10.1 of the Company's Form 10-Q filed May 10, 2019
10.25*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and Mary Ann Scully dated as of March 20, 2019	Exhibit 10.2 of the Company's Form 10-Q filed May 10, 2019
10.26*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and George C. Coffman dated as of March 20, 2019	Exhibit 10.3 of the Company's Form 10-Q filed May 10, 2019
10.27*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and Charles E. Schwabe dated as of March 20, 2019	Exhibit 10.4 of the Company's Form 10-Q filed May 10, 2019
10.28*	Amended and Restated Executive Employment Agreement between Howard Bank and Steven M. Poynot dated as of March 20, 2019	Exhibit 10.5 of the Company's Form 10-Q filed May 10, 2019

* Management compensatory plan, contract or arrangement

Exhibit No.	Description	Filed herewith:

3.5	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.
4.2	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.29*	Change in Control Agreement between Howard Bank and Frank K. Turner, Jr. dated as of April 18, 2013
21	Subsidiaries of the Registrant
23	Consent of Dixon Hughes Goodman LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Extensible Business Reporting Language (“XBRL”)
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

Howard Bancorp, Inc.
Date: March 16, 2020	By:	/s/ Mary Ann Scully
Mary Ann Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	Chief Executive Officer,	March 16, 2020
Mary Ann Scully	Chairman
(Principal Executive Officer)

/s/ Robert L. Carpenter, Jr.	Chief Financial Officer	March 16, 2020
Robert L. Carpenter, Jr.	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 16, 2020
Richard G. Arnold

/s/ W. Gary Dorsch	Director	March 16, 2020
W. Gary Dorsch

/s/ James T. Dresher, Jr.	Director	March 16, 2020
James T, Dresher, Jr.

/s/ Howard P. Feinglass	Director	March 16, 2020
Howard P. Feinglass

/s/ Michael B. High	Director	March 16, 2020
Michael B. High

/s/ John J. Keenan	Director	March 16, 2020
John J. Keenan

/s/ Robert D. Kunisch, Jr.	Director	March 16, 2020
Robert D. Kunisch, Jr.

/s/ Paul I. Latta, Jr.	Director	March 16, 2020
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 16, 2020
Kenneth C. Lundeen

/s/ Thomas P. O’Neill	Director	March 16, 2020
Thomas P. O’Neill

/s/ Robert W. Smith, Jr.	Director	March 16, 2020
Robert W. Smith, Jr.

/s/ Donna Hill Staton	Director	March 16, 2020
Donna Hill Staton

/s/ Jack E. Steil	Director	March 16, 2020
Jack E. Steil