Form 10-Q
period 2020-03-31
Howard Bancorp Inc
filed 2020-05-11
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of common stock outstanding as of May 8, 2020.

Common Stock, $0.01 par value – 18,715,678 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of exiting our mortgage banking activities, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

•	the impact of the recent outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
•	any negative perception of our reputation or financial strength;
•	competition among depository and other financial institutions;
•	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
•	the composition of our management team and our ability to attract and retain key personnel;
•	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
•	material weaknesses in our internal control over financial reporting;
•	our ability to successfully integrate acquired entities, if any;
•	our inability to replace income lost from exiting our mortgage banking activities with new revenues;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
•	changes in our organization, compensation and benefit plans;
•	negative reactions to our branch closures by our customers, employees and other counterparties;
•	execution risk related to the opening of new branches, including increased expenses;
•	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
•	impairment of goodwill, other intangible assets or deferred tax assets;
•	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
•	changes in our expected occupancy and equipment expenses;
•	changes to our allowance for credit losses, and the adequacy thereof;
•	our ability to maintain adequate liquidity levels and future sources of liquidity;
•	our ability to retain a large portion of maturing certificates of deposit;
•	the impact on us of recent changes to accounting standards;
•	the impact of future cash requirements relating to commitments to extend credit;
•	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	the risk of changes in technology and customer preferences;
•	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
•	the impact of interest rate changes on our net interest income;
•	the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
•	each of the factors and risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A, Risk Factors, in this Form 10-Q and in subsequent filings we make with the SEC.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements. These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report, except as required by law.

PART I

Item 1.	Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and due from banks	$15,951	$12,992
Interest-bearing deposits with banks	179,999	96,985
Total cash and cash equivalents	195,950	109,977
Securities available for sale, at fair value	275,252	215,505
Securities held to maturity, at amortized cost	7,750	7,750
Nonmarketable equity securities	16,757	14,152
Loans held for sale, at fair value	3,795	30,710
Loans and leases, net of unearned income	1,761,419	1,745,513
Allowance for credit losses	(13,384)	(10,401)
Net loans and leases	1,748,035	1,735,112
Bank premises and equipment, net	42,543	42,724
Goodwill	65,949	65,949
Core deposit intangible	7,770	8,469
Bank owned life insurance	76,275	75,830
Other real estate owned	2,322	3,098
Deferred tax assets, net	33,529	36,010
Interest receivable and other assets	31,967	29,333
Total assets	$2,507,894	$2,374,619
LIABILITIES
Noninterest-bearing deposits	$483,499	$468,975
Interest-bearing deposits	1,305,400	1,245,390
Total deposits	1,788,899	1,714,365
Customer repurchase agreements and federal funds purchased	5,321	6,127
FHLB advances	344,000	285,000
Subordinated debt	28,290	28,241
Accrued expenses and other liabilities	26,026	26,738
Total liabilities	2,192,536	2,060,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,714,844 shares at March 31, 2020 and 19,066,913 at December 31, 2019	187	191
Capital surplus	269,918	276,156
Retained earnings	38,501	35,158
Accumulated other comprehensive income	6,752	2,643
Total stockholders’ equity	315,358	314,148
Total liabilities and stockholders’ equity	$2,507,894	$2,374,619

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the three months ended
	March 31,
(in thousands, except per share data)	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$20,144	$20,566
Interest and dividends on securities	1,848	1,856
Other interest income	234	362
Total interest income	22,226	22,784
INTEREST EXPENSE
Deposits	3,210	3,564
Customer repurchase agreements and federal funds purchased	4	12
FHLB advances	1,026	1,254
Subordinated debt	461	480
Total interest expense	4,701	5,310
NET INTEREST INCOME	17,525	17,474
Provision for credit losses	3,445	1,725
Net interest income after provision for credit losses	14,080	15,749
NONINTEREST INCOME
Service charges on deposit accounts	642	627
Realized and unrealized gains on mortgage banking activity	1,036	1,485
Income from bank owned life insurance	445	447
Loan related fees and service charges	581	1,043
Other operating income	662	933
Total noninterest income	3,366	4,535
NONINTEREST EXPENSE
Compensation and benefits	8,441	8,034
Occupancy and equipment	1,033	1,571
Amortization of core deposit intangible	699	784
Marketing and business development	450	457
Professional fees	726	785
Data processing fees	927	1,378
FDIC assessment	212	287
Other real estate owned	78	27
Loan production expense	468	520
Other operating expense	1,525	1,014
Total noninterest expense	14,559	14,857
INCOME BEFORE INCOME TAXES	2,887	5,427
Income tax (benefit) expense	(456)	1,171
NET INCOME	$3,343	$4,256
NET INCOME PER COMMON SHARE
Basic	$0.18	$0.22
Diluted	$0.18	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Unaudited
	For the three months ended
	March 31,
(in thousands)	2020	2019
Net Income	$3,343	$4,256
Other comprehensive income
Investments available-for-sale:
Unrealized holding gains	5,669	1,800
Related income tax expense	(1,560)	(496)
Comprehensive income	$7,452	$5,560

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
Unaudited	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Balances at December 31, 2018	19,039,347	$190	$275,843	$18,277	$373	$294,683
Net income	-	-	-	4,256	-	4,256
Other comprehensive gain	-	-	-	-	1,304	1,304
Director stock awards	4,802	-	62	-	-	62
Exercise of options	8,554	1	76	-	-	77
Employee stock purchase plan	6,782	-	97	-	-	97
Stock-based compensation	-	-	50	-	-	50
Balances at March 31, 2019	19,059,485	$191	$276,128	$22,533	$1,677	$300,529

Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148
Net income	-	-	-	3,343	-	3,343
Other comprehensive gain	-	-	-	-	4,109	4,109
Director stock awards	8,151	-	137	-	-	137
Employee stock purchase plan	12,581	-	195	-	-	195
Repurchased shares	(372,801)	(4)	(6,673)	-	-	(6,677)
Stock-based compensation	-	-	103	-	-	103
Balances at March 31, 2020	18,714,844	$187	$269,918	$38,501	$6,752	$315,358

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Three months ended
	March 31
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,343	$4,256
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	3,445	1,725
Deferred income tax	921	1,025
Provision for other real estate owned	21	-
Depreciation and amortization	558	586
Stock-based compensation	240	209
Net accretion of discount on purchased loans	(204)	(464)
Net amortization of intangible asset	699	784
Loans originated for sale	(79,847)	(84,354)
Proceeds from sale of loans originated for sale	107,798	80,285
Realized and unrealized gains on mortgage banking activity	(1,036)	(1,485)
Loss on sale of other real estate owned, net	28	-
Cash surrender value of BOLI	(445)	(447)
Increase in other assets	(3,179)	(243)
Decrease in other liabilities	(2,723)	(1,166)
Other, net	13	(73)
Net cash provided by operating activities	29,632	638
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(64,441)	(5,000)
Proceeds from sales, maturities and calls of investment securities	10,350	38,872
Net (increase) decrease in loans and leases outstanding	(16,164)	193
Proceeds from the sales of other real estate owned	727	-
Purchase of premises and equipment	(377)	(171)
Net cash (used in) provided by investing activities	(69,905)	33,894
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	74,534	(12,338)
Net decrease in customer repurchase agreements and federal funds purchased	(806)	(6,307)
Net increase (decrease) in FHLB advances	59,000	(20,000)
Proceeds from issuance of common stock, net of cost	195	77
Repurchase of common stock	(6,677)	-
Net cash provided by (used in) financing activities	126,246	(38,568)

Net increase (decrease) in cash and cash equivalents	85,973	(4,036)
Cash and cash equivalents at beginning of period	109,977	101,498
Cash and cash equivalents at end of period	$195,950	$97,462
SUPPLEMENTAL INFORMATION
Cash payments for interest	$4,230	$5,044
Cash payments for income taxes	15	-
Cash payments for operating leases	195	365
Lease liabilities arising from obtaining right of use assets (see Note 8)	2,011	18,009
Goodwill reduction for adjustments to acquired net deferred tax assets	-	4,748

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

The Company is a diversified financial services company providing commercial banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in the Greater Baltimore Metropolitan Area.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company's 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 16, 2020. There have been no significant changes to the Company's accounting policies as disclosed in the 2019 Annual Report on Form 10-K.

The following is a description of the Company’s significant accounting policies.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the financial services industry for financial information.

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes knowledge of the portfolio may be incomplete. The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period. In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized. In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience, the qualitative factors that are measured and monitored in the overall determination of the allowance include:

•	changes in lending policies, procedures, and practices;
•	changes in international, national, state and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
•	changes in the nature and volume of the loan portfolio;
•	changes in the experience, ability and depth of the lending staff;
•	changes in the volume and severity of past due, nonaccrual, and adversely classified loans;
•	changes in the quality of our loan review system;
•	changes in the value of underlying collateral for collateral-dependent loans;
•	the existence of any concentrations of credit, and changes in the level of such concentrations;
•	the effect of other external factors such as competition and legal and regulatory requirements; and
•	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

Management has determined that the Company has one reporting unit, and based upon the annual impairment analysis, it was determined that there was not an impairment of the carrying value of either the goodwill, core deposit intangible or other long-lived assets for 2019.

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

Share-Based Compensation

Compensation cost is recognized for stock options and restricted stock issued to directors and employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards, which include restricted stock units. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to when the director or employee first becomes eligible to retire.

Compensation expense for non-vested common stock awards is based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award.

Reclassifications

Certain reclassifications to prior financial presentation were made to conform to the 2020 presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

Recent Accounting Pronouncements

The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation.

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

COVID-19 Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the COVID-19 pandemic, the State of Maryland and most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

While the Company’s business has been designated an essential business, which allows the Bank to continue to serve its customers, the Company serves many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of the Company’s customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business and results of operations. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic has had and is expected to continue to have a an adverse effect on the Company’s business and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

Note 2: Exit of Mortgage Banking Activities

On December 18, 2019, the Company entered into an agreement to release certain management members of the mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring all remaining mortgage employees. The Company also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of the mortgage employees, and the sale of the domain name, the LLC paid the Company $750 thousand. Under the agreement, there was a transition period of approximately 45 days, after which the Company agreed to cease originating residential first lien mortgage loans and will exit all mortgage banking activities. Accordingly all of the residential first lien mortgage pipeline were processed by the end of the first quarter of 2020. In order to manage loan run-off within the residential mortgage loan portfolio, the Company plans on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

The following table presents a roll forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the periods March 31, 2020 and, December 31, 2019. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the same periods. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	Quarter Ended	Year Ended
(in thousands)	March 31, 2020	December 31, 2019
Loans held for sale, January 1	$30,710	$21,261
Loans originated for sale	79,847	573,306
Loans sold into the secondary market	(106,762)	(563,857)
Loans held for sale, at end of period	$3,795	$30,710
Loans originated for the Bank's portfolio	$11,378	$114,561

	For the three months ended
	March 31,
	2020	2019
Statement of Operations:
Net interest income	$143	$147
Realized and unrealized gains on mortgage banking activity	1,036	1,485
Loan related fees and service charges	389	460
Total noninterest income	1,425	1,945
Salaries and benefits	928	1,607
Occupancy	20	79
All other operating expenses	490	468
Total noninterest expense	1,438	2,154
Pretax contribution	130	(62)
Income tax expense (benefit)	36	(17)
After tax contribution	$94	$(45)

Since the Bank’s 91 employees that were engaged in mortgage banking activities were hired by the LLC under the terms of the agreement, no severance costs were recorded. However, in the fourth quarter of 2019, the Company recorded $288 thousand of exit costs associated with change in control and retention agreements. Back office employees remained with the bank for a portion of the first quarter in order to process the pipeline. The LLC is subleasing the office space that was used by these employees; therefore, no exit costs associated with lease terminations were required.

Note 3: Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale U.S. Government
Agencies	$79,916	$1,978	$-	$81,894	$66,428	$963	$79	$67,312
Mortgage-backed	180,509	7,315	-	187,824	139,918	2,848	67	142,699
Other investments	5,510	43	19	5,534	5,510	4	20	5,494
	$265,935	$9,336	$19	$275,252	$211,856	$3,815	$166	$215,505
Held to maturity
Corporate debentures	$7,750	$117	$17	$7,850	$7,750	$147	$-	$7,897

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019 are presented below:

March 31, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Other investments	-	-	2,990	19	2,990	19
	$-	$-	$2,990	$19	$2,990	$19
Held to maturity
Corporate debentures	$2,483	$17	$-	$-	$2,483	$17

December 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,689	$79	$-	$-	$10,689	$79
Mortgage-backed	35,512	60	975	7	36,487	67
Other investments	-	-	2,990	20	2,990	20
	$46,201	$139	$3,965	$27	$50,166	$166
Held to maturity
Corporate debentures	$-	$-	$-	$-	$-	$-

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The Company had four securities in the portfolio with unrealized losses at March 31, 2020 compared to 15 at December 31, 2019.

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

The amortized cost and estimated fair values of investment securities by contractual maturity are shown below:

(in thousands)	March 31, 2020		December 31, 2019
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$1,498	$1,506	$1,497	$1,500
After one through five years	49,152	50,633	49,166	50,048
After five through ten years	38,793	39,752	33,576	33,915
After ten years	184,242	191,211	135,367	137,939
	$273,685	$283,102	$219,606	$223,402

At March 31, 2020 and December 31, 2019, $10.9 million and $11.6 million in fair value of securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at March 31, 2020.

Note 4: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Metropolitan Area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at March 31, 2020 and December 31, 2019 are presented in the following table:

	March 31, 2020		December 31, 2019
(in thousands)	Total	% of Total	Total	% of Total
Real estate
Construction and land	$130,980	7.4%	$128,285	7.3%
Residential - first lien	428,788	24.4	437,409	25.1
Residential - junior lien	71,045	4.0	74,164	4.2
Total residential real estate	499,833	28.4	511,573	29.3
Commercial - owner occupied	248,918	14.1	241,795	13.9
Commercial - non-owner occupied	447,889	25.5	444,052	25.4
Total commercial real estate	696,807	39.6	685,847	39.3
Total real estate loans	1,327,620	75.4	1,325,705	75.9
Commercial loans and leases [1]	389,065	22.1	372,872	21.4
Consumer	44,734	2.5	46,936	2.7
Total loans and leases	$1,761,419	100.0%	$1,745,513	100.0%

1 Includes leases of $5,637 and $6,382 at March 31, 2020 and December 31, 2019, respectively.

Net loan origination fees, which are included in the amounts above, totaled $1.3 million at both March 31, 2020 and December 31, 2019.

Acquired Credit Impaired Loans

The following table documents changes in the accretable discount on acquired credit impaired loans at the beginning and end of March 31, 2020 and 2019:

	March 31,
(in thousands)	2020	2019
Balance at beginning of period	$689	$877
Impaired loans acquired	-	-
Accretion of fair value discounts	(16)	(42)
Balance at end of period	$673	$835

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At March 31, 2020	$10,195	$8,111
At December 31, 2019	10,929	8,706

Note 5: Credit Quality Assessment

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the period indicated is presented in the following table:

	March 31,
(in thousands)	2020	2019
Beginning balance	$10,401	$9,873
Charge-offs	(583)	(2,854)
Recoveries	121	10
Net charge-offs	(462)	(2,844)
Provision for credit losses	3,445	1,725
Ending balance	$13,384	$8,754

The March 31, 2020 allowance reflects the Company’s initial assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans. Based on this review, the Company determined that there were no initial impacts to any of these factors at March 31, 2020.

The Company then reviewed our qualitative factors and identified three factors that warranted further evaluation:

•	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	Changes in the value of underlying collateral for collateral-dependent loans.

The Company’s evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, management considered the dramatic rise in the unemployment rate in the Company’s market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, management noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020. An increase in this qualitative factor was applied to all loan portfolio categories.

The Company also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. Management performed an analysis of the loan portfolio to identify the Company’s exposure to industry segments that management believes may potentially be the most highly impacted by COVID-19. Based on this evaluation, the following table identifies those industry segments within the Company’s loan portfolio that management believes may potentially be most highly impacted by COVID-19. Loan balances and total credit exposures are as of March 31, 2020 while the modification and Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan balances are as of April 24, 2020.

(in millions) Loan Category	Loan Balance	As % of Total Loans	Total Exposure (1)	As % of Total Exposure	Loan Balance with Modifications	As % of Loan Category	SBA PPP Loan Balance	As % of Loan Category
CRE - retail	$109.8	6.2%	$112.0	5.3%	$21.5	19.6%	$-	-%
Hotels	61.5	3.5	67.0	3.2	53.5	87.0	0.9	1.5
CRE - residential rental	50.3	2.9	51.4	2.4	10.9	21.7	-	-
Nursing and residential care	39.8	2.3	46.3	2.2	-	-	1.8	4.5
Retail trade	26.3	1.5	37.3	1.8	1.1	4.2	6.3	24.0
Restaurants and caterers	26.1	1.5	29.0	1.4	19.5	74.7	8.9	34.1
Religious and similar organizations	27.6	1.6	28.6	1.4	2.9	10.5	2.7	9.8
Arts, entertainment, and recreation	16.2	0.9	18.5	0.9	14.5	89.5	1.3	8.0
Total - selected categories	$357.6	20.3%	$390.1	18.6%	$123.9	34.6%	$21.9	6.1%

(1) includes unused lines of credit and unfunded commitments

The potentially highly impacted loan exposures noted in the above tables (the “high impacts”) were concentrated in non-owner-occupied commercial real estate (59% of total high impacts), owner-occupied commercial real estate (18% of total high impacts), commercial construction (14% of total high impacts), and commercial loans (9% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories.

The Company’s evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue. Excluding the high impact portfolios, management concluded that 53% of the Company’s non-owner-occupied commercial real estate portfolio was not included in the high impact exposure. An increase in this qualitative factor was applied to the Company’s non-owner-occupied commercial real estate portfolio.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$10,401
Charge-offs	-	(33)	-	-	-	(549)	(1)	(583)
Recoveries	-	3	51	-	-	66	1	121
Provision for credit losses	(64)	(22)	334	466	1,162	1,330	239	3,445
Ending balance	$1,192	$2,204	$863	$1,254	$4,130	$2,950	$791	$13,384

Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
collectively evaluated for impairment	$1,192	$2,204	$863	$1,254	$4,130	$2,950	$791	$13,384
Loans and leases:
Ending balance	$130,980	$428,788	$71,045	$248,918	$447,889	$389,065	$44,734	$1,761,419
individually evaluated for impairment	$478	$12,470	$832	$477	$1,777	$1,092	$102	$17,228
collectively evaluated for impairment	$130,502	$416,318	$70,213	$248,441	$446,112	$387,973	$44,632	$1,744,191

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(518)	(532)	(46)	(2,026)	(622)	(210)	(4,236)
Recoveries	80	-	115	-	17	357	2	571
Provision for credit losses	717	1,604	603	99	920	(276)	526	4,193
Ending balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$10,401
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$500	$-	$500
collectively evaluated for impairment	$1,256	$2,256	$478	$788	$2,968	$1,603	$552	9,901
Loans and leases:
Ending balance	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513
individually evaluated for impairment	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
collectively evaluated for impairment	$127,804	$424,278	$73,378	$241,229	$442,327	$370,512	$46,809	$1,726,337

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	March 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$130,502	$416,318	$70,213	$248,441	$446,054	$387,973	$44,632	$1,744,133
Special mention	-	-	-	-	-	-	-	-
Substandard	478	12,470	832	477	1,835	1,092	102	17,286
Doubtful	-	-	-	-	-	-	-	-
Total	$130,980	$428,788	$71,045	$248,918	$447,889	$389,065	$44,734	$1,761,419

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,804	$425,247	$73,378	$241,229	$442,327	$370,837	$46,809	$1,727,631
Special mention	-	-	-	-	-	-	-	-
Substandard	481	12,162	786	566	1,725	2,035	127	17,882
Doubtful	-	-	-	-	-	-	-	-
Total	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

•	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
•	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
•	Doubtful - Loans and leases classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans and leases classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan and lease relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	March 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$130,502	$409,466	$68,545	$248,103	$445,290	$387,097	$44,596	$1,733,599
Accruing loans and leases past due:
30-59 days past due	-	6,844	1,083	-	628	619	28	9,202
60-89 days past due	-	-	525	-	-	649	7	1,181
Greater than 90 days past due	-	973	60	338	194	-	1	1,566
Total past due	-	7,817	1,668	338	822	1,268	36	11,949

Non-accrual loans and leases [1]	478	11,505	832	477	1,777	700	102	15,871

Total loans and leases	$130,980	$428,788	$71,045	$248,918	$447,889	$389,065	$44,734	$1,761,419

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$127,804	$418,668	$71,634	$241,062	$442,132	$370,877	$46,776	$1,718,953
Accruing loans and leases past due:
30-59 days past due	-	3,312	748	-	195	35	19	4,309
60-89 days past due	-	3,220	996	167	-	-	14	4,397
Greater than 90 days past due	-	47	-	-	-	-	-	47
Total past due	-	6,579	1,744	167	195	35	33	8,753

Non-accrual loans and leases [1]	481	12,162	786	566	1,725	1,960	127	17,807

Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $17.4 million or 1.0% of total loans outstanding at March 31, 2020, which represents a decrease from $17.9 million, or 1.0%, at December 31, 2019.

The Company had no impaired leases at March 31, 2020 and December 31, 2019. The impaired loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$478	$12,470	$832	$477	$1,777	$1,092	$102	$17,228
With an allowance recorded	-	-	-	-	-	-	-	-
With no related allowance recorded	478	12,470	832	477	1,777	1,092	102	17,228
Related allowance	-	-	-	-	-	-	-	-
Unpaid principal	663	13,723	1,030	474	2,081	1,646	105	19,722
Average balance of impaired loans	793	14,999	1,208	478	2,106	2,039	105	21,728
Interest income recognized	1	138	8	-	3	12	-	162

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
With an allowance recorded	-	-	-	-	-	554	-	554
With no related allowance recorded	481	13,131	786	566	1,725	1,806	127	18,622
Related allowance	-	-	-	-	-	500	-	500
Unpaid principal	667	14,371	986	583	2,023	3,584	130	22,344
Average balance of impaired loans	814	15,586	1,338	594	2,105	4,392	141	24,970
Interest income recognized	5	400	106	30	11	195	1	748

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $15.9 million and $17.8 million at March 31, 2020 and December 31, 2019, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $133 thousand and $388 thousand for the three months ended March 31, 2020 and 2019, respectively.

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

The Company had no troubled debt restructured (“TDR”) leases at March 31, 2020 and December 31, 2019. The TDR loans at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$124	-	$-	$124
Residential real estate - first lien	2	269	2	965	1,234
Commercial loans and leases	1	414	2	367	781
	4	$807	4	$1,332	$2,139

	December 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$125	-	$-	$125
Residential real estate - first lien	2	274	2	968	1,242
Commercial loans and leases	1	414	2	367	781
	4	$813	4	$1,335	$2,148

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	March 31, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$124	$-	$124
Residential real estate - first lien
Extension or other modification	-	269	965	1,234
Commercial loans
Extension or other modification	-	-	367	367
Forbearance	-	414	-	414
Total troubled debt restructured loans	$-	$807	$1,332	$2,139

	December 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$-	$125	$-	$125
Residential real estate - first lien
Extension or other modification	-	274	968	1,242
Commercial loans
Extension or other modification	-	-	367	367
Forbearance	-	414	-	414
Total troubled debt restructured loans	$-	$813	$1,335	$2,148

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

The Company provided COVID-19 related loan modifications to both commercial and retail customers, on a case by case basis, in the form of payment deferrals for periods up to six months. As of March 31, 2020, a total of $101 million of loans (or 5.7% of the loan portfolio) had been modified through payment deferrals.

There were no new loans restructured during the three months ended March 31, 2020 and March 31, 2019.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended March 31, 2020 and 2019 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the three months ended March 31, 2020 the Bank recorded a $21 thousand valuation allowance on one unimproved parcel of land because the current appraised value (based on a new appraisal), less estimated cost to sell, was lower than the recorded carrying value of the OREO. For the three months ended March 31, 2020 and 2019 there were no new loans transferred from loans to OREO. The Company sold several properties held as OREO during the three months ended March 31, 2020, reducing OREO by $755 thousand and resulting in a loss of $28 thousand. There were no sales of OREO during the three months ended March 31, 2019. At March 31, 2020 there were two loans secured by residential first liens totaling $2.4 million in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the three months ended March 31, 2020 and March 31, 2019, the Company recorded a net loss of $8 thousand and $2 thousand, respectively related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019:

			March 31, 2020
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and
	other liabilities	$2,800	$415	$-
Matched interest rate swaps with counterparty	Other assets and
	other liabilities	$2,800	$-	$419

			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and
	other liabilities	$2,853	$217	$-
Matched interest rate swaps with counterparty	Other assets and
	other liabilities	$2,853	$-	$228

Note 7: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation.

The table below shows goodwill balances at:

(in thousands)	March 31, 2020	December 31, 2019
Goodwill
Banking	$65,949	$65,949

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	March 31, 2020			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$8,365	$7,770	3.5

	December 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$7,666	$8,469	3.7

Estimated future amortization expense for amortizing intangibles are as follows:

(in thousands)
2020	$1,975
2021	2,326
2022	1,915
2023	1,298
2024	256
Total amortizing intangible assets	$7,770

Note 8: Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

In 2019, with the execution of the Company’s branch optimization initiative, under which the closing of three branch locations and the consolidation of two other existing branch locations was announced, a $3.6 million charge to noninterest expenses, primarily related to the early termination of existing lease arrangements for the closing locations, was recorded in the second quarter of 2019. The closing of the three locations occurred in the third quarter of 2019, and the consolidation of the two branch locations into a single new location occurred in the first quarter of 2020. The early termination of these leases reduced the initial $18.0 million in ROU assets recorded on January 1, 2019 to $14.5 million at December 31, 2019. In the first quarter of 2020, the opening of the new location noted above increased ROU assets by $2.0 million.

Operating leases included the following at:

(in thousands)	March 31, 2020	December 31, 2019
Operating Leases
Operating leases ROU assets	$15,674	$14,092
Operating lease liabilities	$16,134	$14,507

The components of lease expense were as follows:

	March 31,
(in thousands)	2020	2019
Operating lease cost	$364	$550
Sublease income	(168)	(185)
Amortization of ROU assets	45	-
	$241	$365

Lease liability maturities are as follows:

(in thousands)
2020	$1,285
2021	1,662
2022	1,520
2023	1,372
2024	1,170
Thereafter	13,033
Total future lease payments	$20,042
Discount of cash flows	(3,908)
Present value on net future lease payments	$16,134

Weighted average remaining term in years	6.64
Weighted average discount rate	2.89%

Note 9: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	March 31, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$483,499	27%	$468,975	27%
Interest-bearing checking	173,739	10	183,447	11
Money market accounts	356,469	20	360,711	21
Savings	134,060	7	130,141	7
Certificates of deposit $250 and over	66,713	4	77,782	5
Certificates of deposit under $250	574,419	32	493,309	29
Total deposits	$1,788,899	100%	$1,714,365	100%

Note 10: Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of March 31, 2020, 456,263 shares are reserved for issuance pursuant to future grants under the Company’s stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the three months ended March 31, 2020 and 2019, the Company issued 8,151 and 4,802 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the three months ended March 31, 2020, while there were 25,000 options granted for the year ended December 31, 2019.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	15,268	$8.76
Granted	-	-	25,000	14.54
Exercised	-	-	(13,418)	8.58
Forfeited	-	-	(1,850)	10.10
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	8,337	$-	-	$-
Weighted average fair value of options
granted during the year		N/A		$5.83

No stock options were exercised for the three months ended March 31, 2020. The cash received from the exercise of stock options was $77 thousand for the three months ended March 31, 2019. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $10.86 at March 31, 2020, the options outstanding had no aggregate intrinsic value. At March 31, 2019, based upon a fair market value of $14.81, the options outstanding had an aggregate intrinsic value of $77 thousand. At March 31, 2020, based on stock options outstanding at the time, the total unrecognized pre-tax compensation expense related to unvested options was $89 thousand.

Restricted Stock Units (“RSU”)

RSUs are equity awards where the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the employer for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares. The valuation of the Company’s RSUs is the closing price per share of the Company’s common stock on the date of grant.

The Company granted 100,000 RSUs during the first quarter of 2020, subject to a five-year vesting schedule. The Company granted 18,500 RSUs during the first quarter of 2019, subject to a three-year vesting schedule.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	11,032	$17.48	9,731	$17.29
Granted	100,000	18.00	26,500	15.16
Vested	-		(6,699)	16.13
Forfeited	-		(18,500)	14.54
Balance at period end	111,032	$17.95	11,032	$17.48

At March 31, 2020, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $1.9 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2020	$314
2021	404
2022	397
2023	360
2024	360
2025	30
$1,865

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

	Three months ended
	March 31,
(in thousands)	2020	2019
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$91	$42
Related to the issuance of stock options	12	8
Director compensation paid in stock	137	62
Total stock-based compensation expense	$240	$112

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $301 thousand and $277 thousand, respectively, for the three months ended March 31, 2020 and 2019. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer (“CEO”). This plan was amended in 2016. Under the defined benefit SERP, the CEO will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). The CEO earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expense related to this SERP totaled $19 thousand and $53 thousand for the three month periods ending March 31, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. There was no expense related to this plan for the three month periods ended March 31, 2020 or 2019.

Note 12: Income per Common Share

The table below shows the presentation of basic and diluted income per common share for the periods indicated:

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Net income available to common stockholders (numerator)	$3,343	$4,256
BASIC
Basic average common shares outstanding (denominator)	18,867,087	19,052,694
Basic income per common share	$0.18	$0.22
DILUTED
Average common shares outstanding	18,867,087	19,052,694
Dilutive effect of common stock equivalents	47,864	14,097
Diluted average common shares outstanding (denominator)	18,914,951	19,066,791
Diluted income per common share	$0.18	$0.22

Common stock equivalents outstanding that are
anti-dilutive and thus excluded from calculation of
diluted number of shares presented above	-	25,000

Note 13: Regulatory Capital

The following table reflects Bancorp’s and the Bank’s capital at March 31, 2020 and December 31, 2019:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$245,246	13.06%	$150,208	8.00%	$187,760	10.00%
Howard Bancorp	$247,926	13.16%	$150,670	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$231,862	12.35%	$84,492	4.50%	$122,044	6.50%
Howard Bancorp	$206,253	10.95%	$84,752	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$231,862	12.35%	$112,656	6.00%	$150,208	8.00%
Howard Bancorp	$206,253	10.95%	$113,003	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$231,862	10.25%	$90,473	4.00%	$113,092	5.00%
Howard Bancorp	$206,253	9.10%	$90,707	4.00%	N/A
As of December 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$238,384	12.86%	$148,314	8.00%	$185,392	10.00%
Howard Bancorp	$247,761	13.14%	$150,872	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$227,983	12.30%	$83,427	4.50%	$120,505	6.50%
Howard Bancorp	$209,119	11.09%	$84,866	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$227,983	12.30%	$111,235	6.00%	$148,314	8.00%
Howard Bancorp	$209,119	11.09%	$113,154	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$227,983	10.43%	$87,434	4.00%	$109,293	5.00%
Howard Bancorp	$209,119	9.55%	$87,599	4.00%	N/A

(1) Amounts shown exclude the capital conservation buffer of 2.50%. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, Bancorp is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to Bancorp, the Company calculates these ratios for its own planning and monitoring purposes.

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2020 and December 31, 2019.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

March 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$81,894	$-	$81,894	$-
Mortgage-backed securities	187,824	-	187,824	-
Other investments	5,534	-	5,534	-
Loans held for sale	3,795	-	3,795	-
Loans held for investment	958	-	958	-
Interest rate swap assets	415	-	415	-
Liabilities
Interest rate swap liabilities	419	-	419	-

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$67,312	$-	$67,312	$-
Mortgage-backed securities	142,699	-	142,699	-
Other investments	5,494	-	5,494	-
Loans held for sale	30,710	-	30,710	-
Loans held for investment	997	-	997	-
Rate lock commitments	60	-	-	60
Interest rate swap assets	217	-	217	-
Liabilities
Interest rate swap liabilities	228	-	228	-

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

(in thousands)	March 31, 2020	December 31, 2019
Balance, beginning of period	$60	$126
Privately held equity investment	-	-
Net losses included in realized and unrealized gains on mortgage banking activity in noninterest income	(60)	(66)
Balance, end of period	$-	$60

Assets under fair value option:

March 31, 2020	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$3,795	$3,759	$36
Loans held for investment	958	950	8

December 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$30,710	$29,969	$741
Loans held for investment	997	966	31

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

Other real estate owned acquired through, or in lieu of, foreclosure are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A valuation loss of $21 thousand was recognized for the three months ended March 31, 2020 and no valuation loss was recorded for the same period on 2019. This charge was for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

Net (loss)/gain included in earnings from the changes in fair value of loans held for sale was $(257) thousand and $72 thousand at March 31, 2020 and 2019, respectively. There was a net gains included in earnings from the changes in fair value of loans held for investment of $8 thousand for the first quarter of 2020 and $56 thousand for the first quarter of 2019.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

March 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,322	$-	$-	$2,322
Impaired loans:
Construction and land	478	-	-	478
Residential - first lien	12,470	-	-	12,470
Residential - junior lien	832	-	-	832
Commercial - owner occupied	477	-	-	477
Commercial - non-owner occupied	1,777	-	-	1,777
Commercial loans and leases	1,092	-	-	1,092
Consumer	102	-	-	102
Total impaired loans	17,228	-	-	17,228

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,098	$-	$-	$3,098
Impaired loans:
Construction and land	481	-	-	481
Residential - first lien	13,131	-	-	13,131
Residential - junior lien	786	-	-	786
Commercial - owner occupied	566	-	-	566
Commercial - non-owner occupied	1,725	-	-	1,725
Commercial loans and leases	1,860	-	-	1,860
Consumer	127	-	-	127
Total impaired loans	18,676	-	-	18,676

At March 31, 2020, OREO consisted of an outstanding balance of $3.5 million, less a valuation allowance of $1.2 million. At December 31, 2019, OREO consisted of an outstanding balance of $4.6 million, less a valuation allowance of $1.5 million. A specific allocation of the allowance for credit losses attributable to impaired loans at December 31, 2019 was $500 thousand.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	March 31, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$275,252	$275,252	$-	$275,252	$-
Held to maturity securities	7,750	7,850	-	-	7,850
Nonmarketable equity securities	16,757	16,757	-	16,757	-
Loans held for sale	3,795	3,795	-	3,795	-
Loans held for investment	958	958	-	958	-
Loans and leases [1]	1,747,077	1,755,134	-	-	1,755,134
Interest rate swap	415	415	-	415	-
Financial Liabilities
Deposits	1,788,899	1,787,004	-	1,787,004	-
Customer repos and fed funds purchased	5,321	5,321	-	5,321	-
FHLB advances	344,000	351,560	-	351,560	-
Subordinated debt	28,290	28,290	-	28,290	-
Interest rate swap	419	419	-	419	-

	December 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$215,505	$215,505	$-	$215,505	$-
Held to maturity securities	7,750	7,897	-	-	7,897
Nonmarketable equity securities	14,152	14,152	-	14,152	-
Loans held for sale	30,710	30,710	-	30,710	-
Loans held for investment	997	997	-	997	-
Rate lock commitments	60	60	-	-	60
Loans and leases [1]	1,734,115	1,735,013	-	-	1,735,013
Interest rate swap	217	217	-	217	-
Financial Liabilities
Deposits	1,714,365	1,713,081	-	1,713,081	-
Customer repos and fed funds purchased	6,127	6,127	-	6,127	-
FHLB advances	285,000	288,731	-	288,731	-
Subordinated debt	28,241	28,241	-	28,241	-
Interest rate swap	228	228	-	228	-

(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of March 31, 2020, as compared to December 31, 2019, and our results of operations for the three month periods ended March 31, 2020 and March 31, 2019. This discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial, business and economic matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the cautionary note regarding “Forward-Looking Statements” at the beginning of this report.

In this report, unless the context suggests otherwise, references to the “Company” refer to Howard Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company and the Bank and its wholly-owned subsidiaries.

General

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

Recent Business Developments

On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our 91 remaining mortgage employees. We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand. Under the agreement, there is a transition period of approximately 45 days, after which we agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities. Accordingly, we completed processing the residential first lien mortgage pipeline by the end of the first quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

While our mortgage banking activities were marginally profitable in two of the last three years and our decision to exit this activity will eliminate that source of income, we believe that the exit of these activities will have a negligible impact on our net income over the next twelve months and will improve our efficiency ratio. Most importantly, we believe that exiting these activities will allow us to focus resources on growing our more profitable and less volatile commercial banking business that represents our core competency. We expect that this renewed focus will more than replace the marginal levels of net income from our mortgage banking activities within the next twelve months. While we estimate that the after tax income from these activities in 2019 was $1.6 million, the operating expenses we attributed to the mortgage banking activities represented only direct costs and did not include shared services expense for staff and support activities such as loan operations, wire transfer operations, human resources, finance, internal audit, and compliance. If we had allocated these shared services expenses to our mortgage banking activities, the financial returns on our mortgage banking activities would have been even less. The exit of our mortgage banking activities is discussed in Note 2 to the Consolidated Financial Statements.

Recent Events - COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Maryland and most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. Within our local markets, there has been an abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state as well as a dramatic rise in the unemployment rate in our market area.

While our business has been designated an essential business, which allows us to continue to serve our customers, we serve many customers that have been deemed, or who are employed by businesses that have been deemed, to be non-essential. And many of our customers that have been categorized to date as essential businesses, or who are employed by businesses that have been categorized as essential businesses, have been adversely affected by the COVID-19 pandemic.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets, and has had an adverse effect on our business and results of operations. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary market and in the United States as a whole.

Our COVID-19 Operational Response

Our response has continued to evolve since the first confirmed case of COVID-19 was reported in Maryland on March 5. We have implemented the following measures in an effort to ensure the safety of both our customers and employees while continuing to serve our customers during this challenging period:

•	Twelve of the Bank’s fifteen branches remain accessible to customers – nine through drive thru capabilities and all twelve through pre-scheduled meetings.

•	Encouraged utilization of our mobile, online, ATM, and other banking channels to limit personal contact.

•	Implemented a work-from-home policy for substantially all employees other than branch personnel.

•	Added one week of paid time off to all full-time employees to be used in either 2020 or 2021, to acknowledge long hours devoted to providing extraordinary customer service.

•	Implemented deep cleaning procedures at all branch locations and other bank facilities.

•	Changed the annual meeting of stockholders to a virtual meeting.

Lending Operations and Accommodations to Borrowers

We immediately understood to challenges that our lending customers were facing, and we proactively reached out to commercial customers. In addition, we provided loan modifications to both commercial and retail customers, on a case by case basis, in the form of payment deferrals for periods up to six months. As of March 31, 2020, a total of $101 million of loans (or 5.7% of the loan portfolio) had been modified through payment deferrals. As of May 8, 2020, this number had grown to $347 million (or 19.7% of the loan portfolio). We expect that requests for payment deferrals will continue during the second quarter. In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings if the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. We have also temporarily ceased making collection calls, are temporarily waiving a higher proportion of late fees assessed for consumer loans, and have paused new foreclosure and repossession actions. We will continue to re-evaluate these temporary actions based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Future governmental actions may require these and other types of customer-related responses.

We have also actively participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act). During the first phase of this program, which commenced on April 3, we processed 856 applications that resulted in 797 PPP loan approvals totaling $185.0 million. As of May 8, 2020, we have funded $179.5million of the first phase approvals. The processing fees we expect to receive from the SBA for originating the first phase PPP loans are estimated at approximately $5.8 million; these fees will be deferred and amortized as a yield adjustment in interest income over the life of the loans. In addition, we are continuing to support our customers through our participation in the second phase of this program, which commenced on April 27. As of May 8, 2020, we have processed 190 applications that have resulted in 185 PPP loan approvals totaling $14.7 million, with $9.1 million of the second phase approvals funded. We expect to receive an estimated additional $555 thousand in processing fees from the SBA for the second phase approvals through May 8. Over 150 members of our team (60% of the workforce) were involved in this effort.

Impact on Our Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition. While we did not yet have a significant impact to our financial condition as of March 31, 2020, in the form of incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for credit losses by $3.0 million in the first quarter of 2020, related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area. Our allowance for credit losses for periods ending after March 31, 2020 may be materially impacted by the COVID-19 pandemic.

We will continue to monitor the impact of COVID-19 on our business, operating results, cash flows, and financial condition, including the valuation of goodwill. If the COVID-19 pandemic extends beyond a few more months and the economy continues to deteriorate, we will have to reevaluate the impact on our financial condition and possible impairment of goodwill.

Capital and Liquidity

As of March 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We believe there could be potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit or decreases in customer deposits. To manage this risk, we increased our interest-bearing deposits with banks by $83.0 million in the first quarter of 2020. Since we believe there is sufficient liquidity in the market at this time, we plan to reduce these balances during the second quarter of 2020.

The Federal Reserve has created the Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP, which will allow us to retain existing sources of liquidity for our traditional operations. We have been approved by the Federal Reserve Bank of Richmond (“FRB”) to pledge PPP loans as collateral on borrowings from the PPPLF, and we intend to utilize the PPPLF.

Financial Highlights

Financial highlights during the three months ended March 31, 2020 are as follows:

•	Our net income was $3.3 million, or $0.18 per diluted common share in the first quarter of 2020; this compares to net income of $4.3 million, or $0.22 per diluted common share in the first quarter of 2019.
•	First quarter 2020 results included a provision for credit losses of $3.4 million, a $1.7 million increase from the first quarter of 2019 ($0.07 after tax per share decrease in earnings per common share (“EPS”)).
•	First quarter 2020 results also included a one-time $1.2 million tax benefit ($0.06 per share increase in EPS) resulting from a net operating loss carryback provision in the CARES Act.
•	Our return on average assets (“ROA”) and return on average equity (“ROE”) were 0.57% and 4.27%, respectively; this compares to 0.78% and 5.80%, respectively in the first quarter of 2019.
•	Our net interest margin was 3.34% in the first quarter of 2020, a decrease of 30 basis points from the first quarter of 2019, due primarily to a 50 basis point decrease in the yield on our earning assets, partially offset by a 24 basis point decrease in funding rates.
•	Total assets were $2.51 billion at March 31, 2020, up $133 million from year end 2019, with this asset growth attributable to an increased level of on-balance sheet cash liquidity with interest bearing deposits with banks up $83 million and securities available for sale up $60 million.
•	Total loans and leases were $1.76 billion at March 31, 2020, up $16 million from year end 2019.
•	Total deposits were $1.79 billion at March 31, 2020, up $75 million from year end 2019, with non-customer deposits up $101 million from year end 2019.
•	Our FHLB advances increased by $59 million at March 31, 2020 since year end 2019 and, along with non-customer deposit growth, funded asset growth during the quarter.
•	We completed our $7.0 million stock repurchase program on February 24, 2020; a total of 372,801 shares were repurchased during the first quarter for $6.7 million.
•	We remain “well capitalized” by all regulatory measures.
•	Our book value per common share was $16.85 at March 31, 2020, an increase of $0.27 per share from December 31, 2019.
•	We completed the processing of the remaining residential first lien mortgage pipeline during the quarter. This activity resulted from our agreement to exit our mortgage banking activities as discussed in our Form 10-K for the year ended December 31, 2019.

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

The accounting policies we view as critical are those relating to the allowance for credit losses, goodwill and other intangible assets, income taxes, share based compensation, accounting for business combinations and loans acquired in business combinations. These critical accounting policies and the significant assumptions and estimates made by management related to them are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2019. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Financial Condition

A comparison between March 31, 2020 and December 31, 2019 balance sheets is presented below.

General

Total assets increased $133.3 million, or 0.6%, to $2.51 billion at March 31, 2020 compared to $2.37 billion at December 31, 2019. Our asset growth consisted primarily of increases in interest-bearing deposits with banks of $83.0 million, securities available for sale of $59.7 million, and loans and leases of $15.9 million. The primary sources of funding asset growth were increases in deposit balances and FHLB borrowings. While total deposits increased by $74.5 million, customer deposits decreased by $32.6 million and non-customer deposits increased by $107.1 million. FHLB advances increased by $59.0 million.

Securities Available for Sale and Held to Maturity

Available for sale

Our available for sale securities are reported at fair value. At both March 31, 2020 and December 31, 2019, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings. At March 31, 2020 and December 31, 2019, $10.9 million and $11.6 million in fair value of available for sale securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated	$ Change in
(in thousands)	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government Agencies	$79,916	$81,894	$66,428	$67,312	$14,582	21.7%
Mortgage-backed	180,509	187,824	139,918	142,699	45,125	31.6
Other investments	5,510	5,534	5,510	5,494	40	0.7
	$265,935	$275,252	$211,856	$215,505	$59,747	27.7%
Held to maturity
Corporate debentures	$7,750	$7,850	$7,750	$7,897	$(47)	(0.6)%

We had available for sale securities of $275.3 million at March 31, 2020, an increase of $59.7 million, or 27.7%, since December 31, 2019. Our portfolio growth, consisting of both mortgage-backed securities and U.S. Government agency securities, was part of our overall earnings and interest rate risk management strategies.

Our available for sale securities portfolio contained four securities with unrealized losses of $19 thousand at March 31, 2020, and 16 securities with unrealized losses of $166 thousand at December 31, 2019. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairment. Note 3 to our Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Loan and Lease Portfolio

Total loans and leases increased $15.9 million, or 0.9%, to $1.76 billion at March 31, 2020 from $1.74 billion at December 31, 2019. Commercial real estate loans increased $11.0 million, or 1.6%, and our commercial loan and leases portfolio increased $16.2 million, or 4.3%. The growth in these portfolio categories is consistent with our continued focus on the needs of small to mid-size businesses in our market area. Our residential mortgage portfolio decreased by $11.7 million during the quarter ended March 31, 2020 as a result of a substantially higher level of prepayments due to the lower level of mortgage market rates that led to a strong mortgage refinance quarter. The level of mortgage runoff was partially mitigated by new loan originations, but the wind down of our mortgage banking activities during the quarter resulted in a lower level of new mortgage originations than in prior quarters. In order to manage loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans on a servicing released basis. In that regard, we are currently negotiating investor agreements that may provide a future flow of new mortgage originations.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2020		December 31, 2019
(in thousands)	Total	% of Total	Total	% of Total	$ Change	% Change
Real estate
Construction and land	$130,980	7.4%	$128,285	7.3%	$2,695	2.1%
Residential - first lien	428,788	24.4	437,409	25.1	(8,621)	(2.0)
Residential - junior lien	71,045	4.0	74,164	4.2	(3,119)	(4.2)
Total residential real estate	499,833	28.4	511,573	29.3	(11,740)	(2.3)
Commercial - owner occupied	248,918	14.1	241,795	13.9	7,123	2.9
Commercial - non-owner occupied	447,889	25.5	444,052	25.4	3,837	0.9
Total commercial real estate	696,807	39.6	685,847	39.3	10,960	1.6
Total real estate loans	1,327,620	75.4	1,325,705	75.9	1,915	0.1
Commercial loans and leases [1]	389,065	22.1	372,872	21.4	16,193	4.3
Consumer	44,734	2.5	46,936	2.7	(2,202)	(4.7)
Total loans and leases	$1,761,419	100.0%	$1,745,513	100.0%	$15,906	0.9%

1 Includes leases of $5,637 and $6,382 at March 31, 2020 and December 31, 2019, respectively.

Loan Held for Sale

We completed the processing of the remaining residential first lien mortgage pipeline during the quarter and substantially all of the loans originated for sale were sold by March 31, 2020. As a result, loans held for sale were $3.8 million at March 31, 2020, down from $30.7 million at December 31, 2019. Our volume of mortgage loan originations for sale in the secondary market was $79.8 million during the quarter while our volume of loans sold was $106.7 million, resulting in a $26.9 million decrease in loans held for sale.

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond (“FRB”), were $180.0 million at March 31, 2020, an increase of $83.0 million from the December 31, 2019 balance of $97.0 million. As the threat of market disruption in response to the pandemic appeared during the quarter, combined with concerns of potentially higher than normal commercial line utilization and possible reductions in customer deposits, we grew our on-balance sheet liquidity with higher balances held at the FRB. Since we believe there is sufficient liquidity in the market at this time, we plan to reduce these balances during the second quarter of 2020.

Nonmarketable Equity Securities

At March 31, 2020 and December 31, 2019, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $16.8 million and $14.2 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost.

Deposits

Total deposits were $1.79 billion at March 31, 2020, a $74.5 million, or 4.4%, increase from $1.71 billion at December 31, 2019. Customer deposits, which excludes brokered deposits and other non-customer deposits, were down $32.6 million, or 2.2%, in the first quarter of 2020. Our transaction accounts (noninterest-bearing demand and interest-bearing checking) increased by $4.8 million and represented 45.6% of our customer deposits. Brokered and other non-customer deposits were $347.1 million at March 31, 2020, a $107.1 million increase since year end 2019. The growth in this deposit funding source supported the increase in our on-balance sheet liquidity as the threat of market disruption in response to the pandemic appeared during the quarter. Since we believe there is sufficient liquidity in the market at this time, we plan to reduce these balances during the second quarter of 2020.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

	March 31, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$483,499	27%	$468,975	27%	$14,524	3.1%
Interest-bearing checking	173,739	10	183,447	11	(9,708)	(5.3)
Money market accounts	356,469	20	360,711	21	(4,242)	(1.2)
Savings	134,060	7	130,141	7	3,919	3.0
Certificates of deposit $250 and over	66,713	4	77,782	5	(11,069)	(14.2)
Certificates of deposit under $250	574,419	32	493,309	29	81,110	16.4
Total deposits	$1,788,899	100%	$1,714,365	100%	$74,534	4.3%

By deposit source:
Customer deposits	$1,441,829	81%	$1,474,393	86%	$(32,564)	(2.2)%
Brokered and other non-customer deposits	347,070	19	239,972	14	107,098	44.6
Total deposits	$1,788,899	100%	$1,714,365	100%	$74,534	4.3%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances. We use a variety a term structures in order to manage liquidity and interest rate risk. FHLB advances were $344.0 million at March 31, 2020, an increase of $59.0 million from December 31, 2019. As of March 31, 2020, $205.0 million of FHLB advances have maturities beyond one year.

Stockholders’ Equity

Total stockholders’ equity was $315.4 million at March 31, 2020, a $1.2 million increase from $314.1 million at December 31, 2019. Our increase in stockholders’ equity was primarily the result of our first quarter net income of $3.3 million as well as an increase in unrealized gains in our securities available for sale portfolio (net of taxes) of $4.1 million as a result of lower market interest rates. On February 24, 2020, we completed our stock repurchase program authorized by the Board of Directors on April 24, 2019. A total of 392,565 shares at an average price paid per share of $17.83, for an aggregate amount of $7.0 million, were repurchased under the program. A total of 372,801 shares were repurchased during the first quarter of 2020 for an aggregate amount of $6.7 million.

Total stockholders’ equity at March 31, 2020 represents an equity to assets ratio of 12.6%, compared to 13.2% at December 31, 2019. Our book value per share was $16.85 at March 31, 2020 and $16.48 at December 31, 2019.

Results of Operations

A comparison between the three months ended March 31, 2020 and March 31, 2019 is presented below.

Net income for the first quarter of 2020 was $3.3 million, or $0.18 per diluted common share. This compares to net income for the first quarter of 2019 of $4.3 million, or $0.22 per diluted common share. The $913 thousand, or $0.04 per diluted common share, decrease in net income was primarily the result of an increase in the provision for credit losses of $1.7 million, which, net of taxes, reduced EPS by $0.07. Our first quarter 2020 results also included a one-time $1.2 million tax benefit resulting from a net operating loss carryback provision in the CARES Act; this tax benefit increased our EPS by $0.06 per diluted common share. In addition, we recorded $788 thousand of expenses attributable to the departure of our former chief financial officer (“CFO”) during the quarter.

The Federal Reserve’s Federal Open Market Committee’s target for federal funds increased 125 basis points in 2017 and 100 basis points in 2018 to a range of 2.25% to 2.50% for the year ended December 31, 2018. During 2019, the federal funds target rate remained at the 2.25% to 2.50% range until July 2019 when the Federal Reserve began to drop the federal funds target rate. In the last half of 2019, the Federal Reserve dropped the federal funds target rate 75 basis points to the range of 1.50% to 1.75% at December 31, 2019. In March 2020, in response to the COVID19 pandemic, the Federal Reserve then dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25%.

Net Interest Income

Net interest income for the first quarter of 2020 was $17.5 million, an increase of $51 thousand from the first quarter of 2019. Our net interest margin was 3.34% for the first quarter of 2020, a decrease of 30 basis points (“bp”) from the net interest margin of 3.64% in the first quarter of 2019. Average earning assets of $2.11 billion increased by $160.9 million, or 8.3%, while net interest income was essentially flat. The yield on our earning assets was down 50 bp and was partially offset by a 24 bp decrease in the rate on our interest-bearing liabilities. The net accretion of fair value adjustments on acquired loans added 5 bp to our net interest margin in the first quarter of 2020, an 8 bp decrease from 13 bp in the first quarter of 2019. We expect the impact of this net accretion to continue to decrease in future periods.

Interest Income

Interest income decreased by $558 thousand, or 2.4%, to $22.2 million for the first quarter of 2020 compared to $22.8 million for the first quarter of 2019. Interest income and fees on loans and leases decreased $397 thousand, or 1.9%, while average loans are up 6.9% to $1.75 billion compared to the first quarter of 2019. The average yield on loans of 4.58% is down 46 bp from the first quarter of 2019 yield and was primarily driven by lower interest rates. The net accretion of fair value adjustments on acquired loans added 7 bp to our average yield on loans in the first quarter of 2020, an 8 bp decrease from 15 bp in the first quarter of 2019. The average yield on available for sale securities decreased by 32 bp to 2.76%, as purchases during the quarter were at substantially lower market rates. Reflective of the significant decline on market rates of interest, the average yield on our interest-bearing deposits in banks fell 107 bp to 1.11% in the first quarter of 2020 compared to the same period in 2019.

Interest Expense

Interest expense decreased by $609 thousand, or 11.5%, to $4.7 million for the first quarter of 2020, compared to $5.3 million for the same period in 2019. The average rate on our interest-bearing liabilities decreased by 24 bp to 1.21% for the first quarter of 2020 compared to the first quarter of 2019. Interest expense on deposits decreased $354 thousand over the first quarter of 2019; we experienced a $37.7 million decrease in average interest-bearing deposits while the average rate on all interest-bearing deposits was down 9 bp. We dropped the interest rates on our interest-bearing deposits in response to the lower prevailing competitive rates in our market starting in late February, with the full impact of those rate actions to be reflected in future periods. In addition, our interest expense on FHLB advances decreased $229 thousand while the average balance increased $125.5 million. The average rate on FHLB advances dropped 131 bp to 1.29% in the first quarter of 2020, compared to the same period in 2019.

Average Balances, Yields and Rates

The following tables set forth average balances, yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

			Three months ended March 31,
		2020			2019
	Average	Income /	Yield /	Average	Income /	Yield /
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans and leases: (1)
Commercial loans and leases	$377,198	4,305	4.59%	$329,393	$4,225	5.20%
Commercial real estate	690,930	8,446	4.92	649,913	8,110	5.06
Construction and land	131,489	1,463	4.47	126,719	1,822	5.83
Residential real estate	509,034	5,244	4.14	480,694	5,571	4.70
Consumer	45,664	520	4.58	53,687	647	4.89
Total loans and leases	1,754,315	19,978	4.58	1,640,406	20,375	5.04
Securities available for sale: (2)
U.S Gov agencies	70,831	492	2.79	111,417	762	2.77
Mortgage-backed	151,399	978	2.60	89,583	727	3.29
Corporate debentures	5,523	92	6.73	3,001	62	8.39
Total available for sale securities	227,752	1,562	2.76	204,001	1,551	3.08
Securities held to maturity (2)	7,750	112	5.83	9,250	143	6.27
FHLB Atlanta stock, at cost	15,708	174	4.46	10,276	162	6.39
Loans held for sale	18,424	166	3.62	16,552	191	4.68
Interest bearning deposits in banks	84,860	234	1.11	67,459	362	2.18
Total earning assets	2,108,809	22,226	4.24%	1,947,944	22,784	4.74%
Cash and due from banks	13,610			14,647
Bank premises and equipment, net	42,689			45,016
Other assets	215,459			219,480
Less: allowance for credit losses	(10,719)			(9,965)
Total assets	$2,369,848			$2,217,122
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$183,305	157	0.34%	$225,552	$293	0.53%
Money market	368,779	706	0.77	356,057	613	0.70
Savings	133,577	45	0.13	137,722	58	0.17
Time deposits	523,980	2,302	1.77	528,017	2,600	2.00
Total interest-bearing deposits	1,209,641	3,210	1.07	1,247,348	3,564	1.16
Borrowings:
FHLB advances	320,868	1,025	1.29	195,311	1,254	2.60
Fed funds and repos	6,665	4	0.27	14,471	13	0.36
Subordinated debt	28,258	461	6.56	28,077	479	6.92
Total borrowings	355,791	1,491	1.69	237,859	1,746	2.98
Total interest-bearing funds	1,565,432	4,701	1.21%	1,485,207	5,310	1.45%
Noninterest-bearing deposits	464,701			418,816
Other liabilities	24,909			15,586
Total liabilities	2,055,042			1,919,609
Stockholders' equity	314,805			297,513
Total liabilities & equity	$2,369,848			$2,217,122
Net interest rate spread (3)		$17,525	3.03%		$17,474	3.29%
Effect of noninterest-bearing funds			0.31			0.34
Net interest margin on earning assets (4)			3.34%			3.64%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate) as well as any impact of number of days and mix. The total of the changes set forth in the rate and volume columns are presented in the total column.

	Three months ended March 31,
	2020 vs. 2019
	Due to variances in
(in thousands)	Total	Rates	Volumes
Interest income on earning assets:
Loans and leases:
Commercial loans and leases	$80	$(501)	$581
Commercial real estate	336	(234)	569
Construction and land	(359)	(427)	68
Residential real estate	(327)	(666)	338
Consumer	(127)	(41)	(86)
Total interest on loans	(397)	(1,868)	1,471
Securities available for sale:
U.S Gov agencies	(270)	5	(275)
Mortgage-backed	251	(155)	405
Corporate debentures	30	(12)	43
Total interest on available for sale securities	11	(162)	173
Securities held to maturity	(31)	(10)	(21)
FHLB Atlanta stock, at cost	12	(49)	62
Loans held for sale	(25)	(44)	18
Interest bearning deposits in banks	(128)	(179)	51
Total interest income	(558)	(2,312)	1,754
Interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(136)	(102)	(34)
Money market	93	64	29
Savings	(14)	(13)	(1)
Time deposits	(297)	(301)	4
Total interest on deposits	(354)	(353)	(1)
Borrowings:
FHLB advances	(228)	(640)	412
Fed funds and repos	(8)	(3)	(5)
Subordinated debt	(18)	(25)	7
Total interest on borrowings	(255)	(668)	414
Total interest expense	(609)	(1,021)	412
Net interest income	$51	$(1,291)	$1,342

Provision for Credit Losses

We recorded a provision for credit losses of $3.4 million for the first quarter of 2020, compared to a $1.7 million provision for the first quarter of 2019, an increase of $1.7 million. The first quarter 2020 provision, net of net charge-offs of $462 thousand, resulted in an increase in the allowance for credit losses of $3.0 million. The first quarter 2019 provision, net of net charge-offs of $2.8 million, resulted in a decrease in the allowance of $1.1 million. The increase in our allowance for credit losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets” and “Allowance for Credit Losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(in thousands)	2020	2019	Change	% Change
Service charges on deposit accounts	$642	$627	$15	2.4%
Realized and unrealized gains on mortgage banking activity	1,036	1,485	(449)	(30.2)
Income from bank owned life insurance	445	447	(2)	(0.4)
Loan related fees and service charges	581	1,043	(462)	(44.3)
Other operating income	662	933	(271)	(29.0)
Total noninterest income	$3,366	$4,535	$(1,169)	(25.8)%

Noninterest income was $3.4 million for the three months ended March 31, 2020, a decrease of $1.2 million, or 25.8%, compared to $4.5 million for the same period in 2019. Noninterest income attributable to our mortgage banking activities was $1.4 million in the first quarter of 2020, compared to $1.9 million in the first quarter of 2019. We completed the processing of the remaining residential first lien mortgage pipeline during the quarter and the exit of our mortgage banking activities has been substantially completed as of March 31, 2020. As a result, noninterest income from mortgage banking activities is down $520 thousand from the first quarter of 2019. Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item loan related fees and service charges. Noninterest income from our ongoing banking activities, excluding mortgage banking, was $1.9 million, down $649 thousand, or 25.1%, from the first quarter of 2019.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, increased $15 thousand in the first quarter of 2020. While our total service charges were up slightly, NSF and overdraft fees were down $80 thousand from the first quarter of 2019, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges, after deducting the portion attributable to our mortgage banking activities in both quarters, was $192 thousand in the first quarter of 2020, a reduction of $391 thousand from the first quarter of 2019. The first quarter of 2019 included an early loan payoff fee of $308 thousand.

Other operating income, which consisted mainly of non-depository account fees such as wire, merchant card and ATM services, decreased $271 thousand in the first quarter of 2020 compared to the first quarter of 2019. Fee income from merchant card activity declined $110 thousand quarter over quarter, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity. Additionally, the first quarter of 2019 included a one-time refund of $100 thousand.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
(in thousands)	2020	2019	Change	% Change
Compensation and benefits	$8,441	$8,034	$407	5.1%
Occupancy and equipment	1,033	1,571	(538)	(34.2)
Amortization of core deposit intangible	699	784	(85)	(10.8)
Marketing and business development	450	457	(7)	(1.5)
Professional fees	726	785	(59)	(7.5)
Data processing fees	927	1,378	(451)	(32.7)
FDIC assessment	212	287	(75)	(26.1)
Other real estate owned	78	27	51	188.9
Loan production expense	468	520	(52)	(10.0)
Other operating expense	1,525	1,014	511	50.4
Total noninterest expense	$14,559	$14,857	$(298)	(2.0)%

Noninterest expenses were $14.6 million for the first quarter of 2020, a decrease of $298 thousand, or 2.0%, compared to $14.9 million for the first quarter of 2019. Noninterest expenses attributable to our mortgage banking activities were $1.4 million in the first quarter of 2020, down $716 thousand from $2.1 million in the first quarter of 2019. Noninterest expenses from our ongoing banking activities, excluding mortgage banking, were $13.1 million, up $418 thousand, or 3.3%, from the first quarter of 2019. Our first quarter 2020 noninterest expenses included $788 thousand of expenses attributable to the departure of our former CFO.

Compensation and benefits expense are the largest component of our noninterest expenses, and increased by $407 thousand in the first quarter of 2020, compared to the same period in 2019. Compensation and benefits expense attributable to our mortgage banking activities were $928 thousand in the first quarter of 2020, compared to $1.6 million in the first quarter of 2019. Compensation and benefits from our ongoing banking activities, excluding mortgage banking, were $7.5 million in the first quarter of 2020 compared to $6.4 million in the first quarter of 2019, an increase of $1.1 million. Included in this increase was $698 thousand of expenses attributable to the departure of our former CFO. The compensation cost savings resulting from our branch optimization initiative in 2019 were offset by increased compensation costs as we continued to build our commercial banking team.

Occupancy and equipment expense decreased $538 thousand in the first quarter of 2020 compared to the first quarter of 2019. The projected cost savings from our 2019 branch optimization initiative have been realized, as we closed three branch locations in 2019 and consolidated two other existing branch locations into a new smaller branch location during the quarter.

Data processing expenses decreased $451 thousand as we realize the benefits from our renegotiated core processing contract. Other operating expenses increased by $511 thousand in the first quarter of 2020. Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. We reevaluated certain expense accruals during the first quarter of 2020 and recorded $403 thousand of additional expenses within the other operating expense category.

Income Tax Expense

For the first quarter of 2020, we recorded an income tax benefit of $456 thousand compared to income tax expense of $1.2 million in the first quarter of 2019. The first quarter of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017, to tax years ending up to five years earlier. As a result, we will be able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million one-time tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years. Our effective tax rate for the first quarter of 2020 was (15.8)%; excluding the impact of the $1.2 million one-time benefit, the effective tax rate for the first quarter of 2020 would have been 25.0%.

Income tax expense for the first quarter of 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from BOLI contracts that were acquired in certain tax-free merger transactions. As a result of this change, we recognized a $232 thousand net reduction in income tax expense in the first quarter of 2019 pertaining to BOLI income that was earned, and initially treated as subject to income tax, in 2018. Our effective tax rate for the first quarter of 2019 was 21.6%; excluding the impact of this item, the effective tax rate for the first quarter 2019 would have been 25.9%.

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

The Company provided COVID-19 related loan modifications to both commercial and retail customers, on a case by case basis, in the form of payment deferrals for periods up to six months. As of March 31, 2020, a total of $101 million of loans (or 5.7% of the loan portfolio) had been modified through payment deferrals.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

(in thousands)	March 31, 2020	December 31, 2019
Non-accrual loans:
Real estate loans:
Construction and land	$478	$481
Residential - first lien	11,505	12,162
Residential - junior lien	832	786
Commercial owner occupied	477	566
Commercial non-owner occupied	1,777	1,725
Commercial and leases	700	1,960
Consumer	102	127
Total non-accrual loans	15,871	17,807
Accruing troubled debt restructured loans:
Real estate loans:
Residential - first lien	965	968
Commercial and leases	367	367
Total accruing troubled debt restructured loans	1,332	1,335
Total non-performing loans	17,203	19,142
Other real estate owned:
Land	1,327	1,559
Residential - first lien	995	1,344
Commercial non-owner occupied	-	195
Total other real estate owned	2,322	3,098
Total non-performing assets	$19,525	$22,240
Ratios:
Non-performing loans to total gross loans	0.98%	1.10%
Non-performing assets to total assets	0.78%	0.94%
Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$973	$47
Residential - junior lien	60	-
Commercial owner occupied	338	-
Commercial non-owner occupied	194	-
Consumer	1	-
Total loans past due 90 days and still accruing	$1,566	$47

Nonperforming Loans

Included in non-accrual loans at March 31, 2020 are four troubled debt restructured loans (“TDRs”) with a new carrying balance totaling $807 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were four TDRs totaling $1.3 million that were performing in accordance with their modified terms at March 31, 2020. There were no additional troubled loans restructured during the first three months of 2020.

Nonperforming loans were $17.2 million, or 0.98% of total loans and leases, at March 31, 2020 and were down $1.9 million from $19.1 million, or 1.10% of total loans and leases, at December 31, 2019. The decrease was the result of $1.3 million in payoffs and $583 thousand of charge-offs in the first quarter. $564 thousand of the first quarter 2020 nonperforming loan charge-offs were attributable to the full charge-off of loans to one borrower where we had recorded a specific allocation of the allowance for credit losses of $500 thousand at December 31, 2019.

The composition of our nonperforming loans at March 31, 2020 is further described below:

Non-Accrual Loans:

•	Two construction and land loans
•	45 residential first lien loans, two with a combined fair value of $2.4 million in the process of foreclosure
•	21 residential junior lien loans, one with a fair value of $23 thousand in the process of foreclosure
•	Two commercial owner-occupied loans
•	Six commercial non-owner-occupied loans
•	Four commercial loans
•	One consumer loan

Accruing Troubled Debt Restructured Loans:

•	Two residential real estate loans
•	Two commercial loans

Nonperforming Assets

Our nonperforming assets were $19.5 million, or 0.78% of total assets, at March 31, 2020 compared to $22.2 million, or 0.94% of total assets, at December 31, 2019. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming assets decreased $2.7 million during the first quarter of 2020, with $1.9 million of the decrease attributable to nonperforming loans and $776 thousand attributable to a decrease in other real estate owned.

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

Our OREO totaled $2.3 million at March 31, 2020, a $776 thousand decrease from $3.1 million at December 31, 2019. Included in noninterest expenses during the first quarter of 2020 were $21 thousand attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. There was no valuation expense for the same period of 2019. In addition, we sold one parcel of land, one commercial real estate property, and one residential real estate property with a combined net carrying balance of $755 thousand; these sales resulted in a $28 thousand net loss on the disposition of OREO during the quarter. There were no additions to OREO during the first quarter of 2020.

OREO at March 31, 2020 consisted of:

•	Several parcels of unimproved land.
•	Three residential 1-4 family properties.

Allowance for Credit Losses

Our allowance for credit losses (the “allowance”) at March 31, 2020 was $13.4 million, up $3.0 million from $10.4 million at December 31, 2019. Net charge-offs for the quarter were $462 thousand while a $3.4 million provision for credit losses was recorded during the quarter. The allowance was 0.76% of total loans and leases at March 31, 2020, an increase of 16 bp from 0.60% of total loans and leases at December 31, 2019.The allowance was also 77.80% of nonperforming loans at March 31, 2020, an increase of 43% from 54.33% of nonperforming loans at December 31, 2019. The $3.0 million increase in our allowance was primarily the result of management’s response to the COVID-19 pandemic and changes in the qualitative factors discussed below.

COVID-19 and Our Evaluation of the Allowance

The March 31, 2020 allowance reflects management’s initial assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Our approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans. Based on our review, we determined that there were no initial impacts to any of these factors at March 31, 2020.

We then reviewed our qualitative factors and identified three factors that warranted further evaluation:

•	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	Changes in the value of underlying collateral for collateral-dependent loans.

Our evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, we considered the dramatic rise in the unemployment rate in our market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, we noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020. An increase in this qualitative factor was applied to all loan portfolio categories.

We also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. We performed an analysis of our loan portfolio to identify our exposure to industry segments that we believe may potentially be the most highly impacted by COVID-19. Based on our evaluation, the following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19. Loan balances and total credit exposures are as of March 31, 2020 while the modification and SBA PPP balances are as of April 24, 2020.

(in millions) Loan Category	Loan Balance	As % of Total Loans	Total Exposure	As % of Total Exposure	Balance with Modifications	As % of Loan Category	SBA PPP Loan Relief	As % of Loan Category
CRE - retail	$109.8	6.2%	$112.0	5.3%	$21.5	19.6%	$-	-%
Hotels	61.5	3.5	67.0	3.2	53.5	87.0	0.9	1.5
CRE - residential rental	50.3	2.9	51.4	2.4	10.9	21.7	-	-
Nursing and residential care	39.8	2.3	46.3	2.2	-	-	1.8	4.5
Retail trade	26.3	1.5	37.3	1.8	1.1	4.2	6.3	24.0
Restaurants and caterers	26.1	1.5	29.0	1.4	19.5	74.7	8.9	34.1
Religious and similar organizations	27.6	1.6	28.6	1.4	2.9	10.5	2.7	9.8
Arts, entertainment, and recreation	16.2	0.9	18.5	0.9	14.5	89.5	1.3	8.0
Total - selected categories	$357.6	20.3%	$390.1	18.6%	$123.9	34.6%	$21.9	6.1%

The potentially highly impacted loan exposures noted in the above table (the “high impacts”) were concentrated in non-owner-occupied commercial real estate (59% of total high impacts), owner-occupied commercial real estate (18% of total high impacts), commercial construction (14% of total high impacts), and commercial loans (9% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories.

Our evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue. Excluding the high impact portfolios, we concluded that 53% of our non-owner-occupied commercial real estate portfolio was not included in the high impact exposure. An increase in this qualitative factor was applied to our non-owner-occupied commercial real estate portfolio.

Credit Risk Management and Allowance Methodology

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

•	changes in lending policies, procedures, and practices;
•	changes in international, national, state and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
•	changes in the nature and volume of the loan portfolio;
•	changes in the experience, ability and depth of the lending staff;
•	changes in the volume and severity of past due, nonaccrual, and adversely classified loans;
•	changes in the quality of our loan review system;
•	changes in the value of underlying collateral for collateral-dependent loans;
•	the existence of any concentrations of credit, and changes in the level of such concentrations;
•	the effect of other external factors such as competition and legal and regulatory requirements; and

•	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

(in thousands)	March 31, 2020	December 31, 2019
Balance at beginning of year	$10,401	$9,873
Charge-offs:
Real estate
Construction and land loans	-	(282)
Residential first lien loans	(33)	(518)
Residential junior lien loans	-	(532)
Commercial owner occupied loans	-	(46)
Commercial non-owner occupied loans	-	(2,026)
Commercial loans and leases	(549)	(622)
Consumer loans	(1)	(210)
Total charge-offs	(583)	(4,236)
Recoveries:
Real estate
Construction and land loans	-	80
Residential first lien loans	3	-
Residential junior lien loans	51	115
Commercial non-owner occupied loans	-	17
Commercial loans and leases	66	357
Consumer loans	1	2
Total recoveries	121	571
Net charge-offs	(462)	(3,665)
Provision for credit losses	3,445	4,193
Balance at end of year	$13,384	$10,401

Net charge-offs to average loans and leases(1)	0.10%	0.22%
Provision for credit losses to average loans and leases(1)	0.78	0.25

(1) Annualized

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

	March 31, 2020		December 31, 2019
(in thousands)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Construction and land loans	$1,192	7.4%	$1,256	7.3%
Residential first lien loans	2,204	24.4	2,256	25.1
Residential junior lien loans	863	4.0	478	4.2
Commercial owner occupied loans	1,254	14.1	788	13.9
Commercial non-owner occupied loans	4,130	25.5	2,968	25.4
Total real estate loans	9,643	75.4	7,746	75.9
Commercial loans and leases	2,950	22.1	2,103	21.4
Consumer loans	791	2.5	552	2.7
Total	$13,384	100.0%	$10,401	100.0%

(1)	Represents the percent of loans in each category to total loans

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2020 and December 31, 2019.

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

Excess liquid assets are invested generally in interest-bearing deposits in banks (primarily the FRB) and short-term investment securities.

The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2020 and December 31, 2019, interest-bearing deposits in banks totaled $180.0 million and $97.0 million, respectively. As the threat of market disruption in response to the COVID-19 pandemic appeared during the quarter, combined with concerns of potentially higher than normal commercial line utilization and possible reductions in customer deposits, we grew our on-balance sheet liquidity with higher balances held at the FRB. Since there is sufficient liquidity in the market at this time, we will be reducing these balances during the second quarter of 2020.

Our total commitments to extend credit and available credit lines are discussed in the following section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including a table presenting our comparative exposure at March 31, 2020 and December 31, 2019.

CDs due within one year totaled $563.4 million, or 31.5% of total deposits, and $458.9 million, or $26.8% of total deposits, at March 31, 2020 and December 31, 2019, respectively. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the CDs held in our portfolio. We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our CDs with maturities of one year or less as of March 31, 2020.

Our primary investing activity is originating loans. During the first quarter of 2020, cash used to fund net loan growth was $16.2 million, while for the first quarter of 2019 loan principal payments exceeded new loans, which provided $193 thousand in cash. During the first quarter of 2020 we purchased $64.4 million of securities while securities maturities, calls, and principal repayments totaled $10.4 million. For the same period in 2019, we purchased $5.0 million of securities while securities maturities, calls, and principal repayments totaled $38.9 million.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. For the first quarter of 2020, our deposit growth was $74.5 million compared to a net decrease in deposits of $12.3 million during the first quarter of 2019. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds. FHLB advances increased to $344.0 million at March 31, 2020 compared to $285.0 million at December 31, 2019. At March 31, 2020, we had an available line of credit for $593.6 million at the FHLB, with borrowings limited to a total of $466.4 million based on pledged collateral. This provides us with $122.4 million of borrowing availability at March 31, 2020.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2020 and December 31, 2019, we exceeded all regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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

Total commitments to extend credit and available credit lines at March 31, 2020 and December 31, 2019 are as follows:

(in thousands)	March 31, 2020	December 31, 2019
Unfunded loan commitments	$78,746	$77,314
Unused lines of credit	291,675	309,519
Letters of credit	15,395	13,853
Total commitments to extend credit and available credit lines	$385,816	$400,686

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at March 31, 2020 or December 31, 2019 as a liability for credit loss related to these commitments.

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

The balance sheet is subject to quarterly testing for the standard alternative interest rate shock possibilities to indicate the inherent interest rate risk. Current and forward rates are shocked by +/- 100, +/- 200, +300, and +400 bp. Certain scenarios may be impractical under different economic circumstances. We seek to structure the balance sheet so that net interest income at risk over a twelve month period does not exceed policy guidelines at the various interest rate shock levels.

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both March 31, 2020 and December 31, 2019 are presented in the following table. Due to relatively low current market interest rates, it was not possible to calculate the down 200 bp scenario because many of the market interest rates would fall below zero in that scenario. In addition, the down 100 bp scenarios assumes no market interest rates fall below zero. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income
Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	-15%	-12%	-10%	-10%	-10%	-12%
March 31, 2020	1.0%	1.4%	1.5%	1.4%	-1.4%	na
December 31, 2019	-13.1%	-9.7%	-6.3%	-3.0%	-0.6%	na

Item 4.	Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2020. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.	Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this report, including those under the caption “Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the State of Maryland and most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the markets in which we operate.

The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	declines in the stability of our deposit base, as well as our capital and liquidity position;
•	reduced consumer spending due to both job losses and other effects attributable to COVID-19;
•	unprecedented volatility in United States financial markets;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our allowance for credit losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•	declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

In March 2020, we announced programs to support our customers, employees, and communities during the COVID-19 pandemic. A significant number of our borrowers have enrolled in one of our programs to defer all loan payments for periods of up to six months. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in “Item 1.A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Stability Act, or CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $320 billion of PPP loan funding was authorized. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny our liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The outbreak of COVID-19, or an outbreak of other highly infectious or contagious diseases, could disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. We rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the outbreak could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in Maryland where we operate and could create widespread business continuity issues for us. We have already shifted a substantial portion of our workforce to work remotely and have restricted access to our branch lobbies. However, we could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. We also face heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

The borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our clients, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. As of March 31, 2020, we had $386 million in unfunded credit commitments to our clients. Actual borrowing needs of our clients may exceed our expectations, including due to the COVID-19 pandemic, as our clients’ companies may be more dependent on our credit commitments due, among other things, business challenges, a lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from private investment firms. This could adversely affect our credit quality and our liquidity, which could adversely affect our ability to fund operations and meet obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On April 24, 2019, our Board of Directors authorized a stock repurchase program under which we were permitted to repurchase, from time to time, up to $7.0 million of our outstanding common shares. As of February 24, 2020, we had repurchased all remaining shares under the stock repurchase program, resulting in a total of 392,565 shares repurchased at an average price paid per share of $17.83

The following table reflects information regarding our share repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	101,301	$17.39	101,301	$4,915,919
February 1, 2020 - February 29, 2020	271,500	18.11	271,500	-
March 1, 2020 - March 31, 2020	-	-	-	-
Total	372,801	$17.91	372,801

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith
101	Extensible Business Reporting Language (“XBRL”) – filed herewith
101.INS	XBRL Instance File
101.SCH	XBRL Schema File
101.CAL	XBRL Calculation File
101.DEF	XBRL Definition File
101.LAB	XBRL Label File
101.PRE	XBRL Presentation File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

May 11, 2020	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

May 11, 2020	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Chief Financial Officer

