Form 10-Q
period 2020-06-30
Howard Bancorp Inc
filed 2020-08-10
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧     No    ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of common stock outstanding as of August 7, 2020.

Common Stock, $0.01 par value – 18,742,300 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, the expected impact of exiting our mortgage banking activities, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	the impact of the recent outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	any negative perception of our reputation or financial strength;
●	competition among depository and other financial institutions;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	the composition of our management team and our ability to attract and retain key personnel;
●	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
●	material weaknesses in our internal control over financial reporting;
●	our ability to successfully integrate acquired entities, if any;
●	our inability to replace income lost from exiting our mortgage banking activities with new revenues;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	negative reactions to our branch closures by our customers, employees and other counterparties;
●	execution risk related to the opening of new branches, including increased expenses;
●	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
●	changes in our expected occupancy and equipment expenses;
●	changes to our allowance for credit losses, and the adequacy thereof;
●	our ability to maintain adequate liquidity levels and future sources of liquidity;
●	our ability to retain a large portion of maturing certificates of deposit;
●	the impact on us of recent changes to accounting standards;
●	the impact of future cash requirements relating to commitments to extend credit;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	the risk of changes in technology and customer preferences;
●	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
●	the impact of interest rate changes on our net interest income;
●	the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
●	each of the factors and risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, Risk Factors, in our Form 10-Qs and in subsequent filings we make with the SEC.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and due from banks	$12,652	$12,992
Interest-bearing deposits with banks	46,418	96,985
Total cash and cash equivalents	59,070	109,977
Securities available for sale, at fair value	276,889	215,505
Securities held to maturity, at amortized cost	7,250	7,750
Nonmarketable equity securities	12,592	14,152
Loans held for sale, at fair value	—	30,710
Loans and leases, net of unearned income	1,898,630	1,745,513
Allowance for credit losses	(16,356)	(10,401)
Net loans and leases	1,882,274	1,735,112
Bank premises and equipment, net	42,434	42,724
Goodwill	31,449	65,949
Core deposit intangible	7,090	8,469
Bank owned life insurance	76,716	75,830
Other real estate owned	2,137	3,098
Deferred tax assets, net	35,034	36,010
Interest receivable and other assets	30,515	29,333
Total assets	$2,463,450	$2,374,619
LIABILITIES
Noninterest-bearing deposits	$671,598	$468,975
Interest-bearing deposits	1,159,076	1,245,390
Total deposits	1,830,674	1,714,365
FHLB advances	246,000	285,000
Customer repurchase agreements and other borrowings	37,834	6,127
Subordinated debt	28,339	28,241
Total borrowings	312,173	319,368
Accrued expenses and other liabilities	37,322	26,738
Total liabilities	2,180,169	2,060,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,715,678 shares at June 30, 2020 and 19,066,913 at December 31, 2019	187	191
Capital surplus	270,056	276,156
Retained earnings	9,092	35,158
Accumulated other comprehensive income	3,946	2,643
Total stockholders’ equity	283,281	314,148
Total liabilities and stockholders’ equity	$2,463,450	$2,374,619

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Operations

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$39,697	$41,697	$19,553	$21,131
Interest and dividends on securities	3,749	3,596	1,901	1,740
Other interest income	254	636	20	274
Total interest income	43,700	45,929	21,474	23,145
INTEREST EXPENSE
Deposits	5,593	7,568	2,383	4,004
FHLB advances	1,532	2,549	506	1,295
Customer repurchase agreements and other borrowings	17	26	13	13
Subordinated debt	913	958	452	479
Total interest expense	8,055	11,101	3,354	5,791
NET INTEREST INCOME	35,645	34,828	18,120	17,354
Provision for credit losses	6,445	2,835	3,000	1,110
Net interest income after provision for credit losses	29,200	31,993	15,120	16,244
NONINTEREST INCOME
Service charges on deposit accounts	1,075	1,311	432	684
Realized and unrealized gains on mortgage banking activity	1,036	3,793	—	2,308
Gain on the sale of securities	3,044	658	3,044	658
Gain (loss) on the disposal of bank premises & equipment	6	(83)	6	(83)
Income from bank owned life insurance	886	907	441	460
Loan related fees and service charges	755	2,038	175	995
Other operating income	1,323	1,752	661	819
Total noninterest income	8,125	10,376	4,759	5,841
NONINTEREST EXPENSE
Compensation and benefits	14,700	16,306	6,259	8,272
Occupancy and equipment	2,275	6,754	1,242	5,183
Marketing and business development	903	941	453	484
Professional fees	1,360	1,503	634	718
Data processing fees	1,776	2,525	849	1,147
FDIC assessment	499	568	287	281
Other real estate owned	346	131	268	104
Loan production expense	660	1,220	192	700
Amortization of core deposit intangible	1,379	1,551	680	767
Goodwill impairment	34,500	—	34,500	—
Other operating expense	3,789	2,812	2,264	1,798
Total noninterest expense	62,187	34,311	47,628	19,454
(LOSS) INCOME BEFORE INCOME TAXES	(24,862)	8,058	(27,749)	2,631
Income tax expense	1,204	1,714	1,660	543
NET (LOSS) INCOME	$(26,066)	$6,344	$(29,409)	$2,088
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.39)	$0.33	$(1.57)	$0.11
Diluted	$(1.39)	$0.33	$(1.57)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(26,066)	$6,344	$(29,409)	$2,088
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for realized gain	(3,044)	(658)	(3,044)	(658)
Related income tax	838	180	838	180
Unrealized holding gains (losses)	4,841	3,590	(828)	1,790
Related income tax (expense) benefit	(1,332)	(988)	228	(492)
Comprehensive (loss) income	$(24,763)	$8,468	$(32,215)	$2,908

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
Unaudited	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	(loss) income	Total
Six months ended
Balances at December 31, 2018	19,039,347	$190	$275,843	$18,277	$373	$294,683
Net income	—	—	—	6,344	—	6,344
Other comprehensive income	—	—	—	—	2,124	2,124
Director stock awards	4,802	—	62	—	—	62
Exercise of options	12,149	1	104	—	—	105
Employee stock purchase plan	6,782	—	97	—	—	97
Stock-based compensation	—	—	112	—	—	112
Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527

Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148
Net loss	—	—	—	(26,066)	—	(26,066)
Other comprehensive income	—	—	—	—	1,303	1,303
Director stock awards	8,151	—	137	—	—	137
Employee stock purchase plan	12,581	—	195	—	—	195
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation	834	—	241	—	—	241
Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated
					other
Unaudited	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	(loss) income	Total
Three months ended
Balances at March 31, 2019	19,059,485	$191	$276,128	$22,533	$1,677	$300,529
Net income	—	—	—	2,088	—	2,088
Other comprehensive income	—	—	—	—	820	820
Exercise of options	3,595	—	28	—	—	28
Stock-based compensation	—	—	62	—	—	62
Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527

Balances at March 31, 2020	18,714,844	$187	$269,918	$38,501	$6,752	$315,358
Net loss	—	—	—	(29,409)	—	(29,409)
Other comprehensive loss	—	—	—	—	(2,806)	(2,806)
Stock-based compensation	834	—	138	—	—	138
Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Six months ended
	June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(26,066)	$6,344
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	6,445	2,835
Deferred income tax	481	1,422
Provision for other real estate owned	257	65
Depreciation and amortization	1,108	1,209
Stock-based compensation	378	112
Net accretion of discount on purchased loans	(590)	(925)
Gain on sale of securities	(3,044)	(658)
(Gain) loss on the sale of premises and equipment	(6)	83
Net amortization of intangible asset	1,379	1,551
Goodwill impairment	34,500	—
Loans originated for sale	(79,847)	(259,868)
Proceeds from sale of loans originated for sale	111,593	247,241
Realized and unrealized gains on mortgage banking activity	(1,036)	(3,793)
Loss on sale of other real estate owned, net	28	-
Cash surrender value of BOLI	(886)	(907)
Decrease in interest receivable and other assets	4,046	2,794
(Decrease) increase in accrued expenses and other liabilities	(1,666)	959
Other, net	31	14
Net cash provided by (used in) operating activities	47,105	(1,522)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(179,695)	(6,502)
Proceeds from sales, maturities and calls of investment securities	130,815	81,159
Net increase in loans and leases outstanding	(153,067)	(54,308)
Proceeds from the sale of other real estate owned	727	—
Purchase of premises and equipment	(69)	(422)
Proceeds from the sale of premises and equipment	743	1,392
Net cash (used in) provided by investing activities	(200,546)	21,319
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	116,309	31,410
Net increase (decrease) customer repurchase agreements and other borrowings	31,707	(11,907)
Net decrease in FHLB advances	(39,000)	(16,000)
Proceeds from issuance of common stock, net of cost	195	263
Repurchase of common stock	(6,677)	—
Net cash provided by financing activities	102,534	3,766

Net (decrease) increase in cash and cash equivalents	(50,907)	23,563
Cash and cash equivalents at beginning of period	109,977	101,498
Cash and cash equivalents at end of period	$59,070	$125,061
SUPPLEMENTAL INFORMATION
Cash payments for interest	$8,103	$11,070
Cash payments for income taxes	15	—
Transferred from loans to other real estate owned	51	375
Cash payments for operating leases	441	785
Lease liabilities arising from obtaining right of use assets (see Note 8)	2,011	15,183
Liability for unsettled securities purchases	10,238	—
Goodwill reduction for adjustments to acquired net deferred tax assets	—	4,748

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

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020. There have been no significant changes to the Company’s accounting policies as disclosed in the 2019 Annual Report on Form 10-K.

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

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle.  This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.  The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period.  In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized.  In addition to historic loss factors, the Bank’s methodology for the allowance for credit losses incorporates other risk factors that may be inherent within the portfolio segments.  For each portfolio segment, in addition to the historic loss experience, the qualitative factors that are measured and monitored in the overall determination of the allowance include:

●	changes in lending policies, procedures, and practices;
●	changes in international, national, state and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	changes in the nature and volume of the loan portfolio;
●	changes in the experience, ability and depth of the lending staff;
●	changes in the volume and severity of past due, nonaccrual, and adversely classified loans;
●	changes in the quality of our loan review system;
●	changes in the value of underlying collateral for collateral-dependent loans;
●	the existence of any concentrations of credit, and changes in the level of such concentrations;
●	the effect of other external factors such as competition and legal and regulatory requirements; and
●	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

Effective April 1, 2020, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus ("COVID-19") pandemic included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. As a result, a goodwill impairment charge of $34.5 million was recorded as the Company's estimated fair value was less than its book value.

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

The FASB has issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Impairment charges should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The impairment charge is limited to the amount of goodwill allocated to that reporting unit. As discussed above, this ASU, as amended by ASU 2019-10, was to be effective for the Company on January 1, 2023. However, the Company adopted ASU 2017-04 on April 1, 2020.

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

COVID-19 Risks and Uncertainties

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China, and has since spread to many other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in the Company’s markets. In response to the COVID-19 pandemic, the State of Maryland and most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential. Although many businesses have begun to reopen, some states, including Maryland, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery.  Uncertainty also remains regarding if, how and when schools will reopen and the impact of such reopening decisions on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, and declining further to 0.65% as of June 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic has had and is expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition, and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

Note 2:  Exit of Mortgage Banking Activities

On December 18, 2019, the Company entered into an agreement to release certain management members of the mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring all remaining mortgage employees.  The Company also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of the mortgage employees, and the sale of the domain name, the LLC paid the Company $750 thousand. Under the agreement, there was a transition period of approximately 45 days, after which the Company agreed to cease originating residential first lien mortgage loans and exit all mortgage banking activities. Accordingly, all of the residential first lien mortgage pipeline loans were processed by the end of the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020. In order to manage loan run-off within the residential mortgage loan portfolio, the Company plans on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

The following table presents a roll forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the periods ended June 30, 2020 and, December 31, 2019. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the same periods is presented.  Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

(in thousands)	June 30, 2020	December 31, 2019
Loans held for sale, January 1	$30,710	$21,261
Loans originated for sale	79,847	573,306
Loans sold into the secondary market	(110,557)	(563,857)
Loans held for sale, at end of period	$—	$30,710
Loans originated for the Bank's portfolio	$11,378	$114,561

	For the six months ended June 30,		For the three months ended June 30,
($ in thousands)	2020	2019	2020	2019
Statement of Operations:
Net interest income	$143	$340	$—	$193

Realized and unrealized gains on mortgage banking activity	1,036	3,737	—	2,296
Loan related fees and service charges	389	1,320	—	816
Total noninterest income	1,425	5,057	—	3,112

Salaries and benefits	928	3,063	—	1,456
Occupancy	20	154	—	75
All other operating expenses	490	1,050	—	582
Total noninterest expense	1,438	4,267	—	2,113
Pretax contribution	130	1,130	—	1,192
Income tax expense	36	311	—	328
After tax contribution	$94	$819	$—	$864

Since the Bank's 91 employees that were engaged in mortgage banking activities were hired by the LLC under the terms of the agreement, no severance costs were recorded. However, in the fourth quarter of 2019, the Company recorded $288 thousand of exit costs associated with change in control and retention agreements. Back office employees  remained with the bank for a portion of the first quarter  in order to process the pipeline. The LLC is subleasing the office space that was used by these employees; therefore, no exit costs associated with lease terminations were required.

Note 3:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government
Agencies	$77,835	$1,780	$—	$79,615	$66,428	$963	$79	$67,312
Mortgage-backed	188,099	4,029	302	191,826	139,918	2,848	67	142,699
Other investments	5,509	13	74	5,448	5,510	4	20	5,494
	$271,443	$5,822	$376	$276,889	$211,856	$3,815	$166	$215,505
Held to maturity
Corporate debentures	$7,250	$65	$120	$7,195	$7,750	$147	$-	$7,897

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019 are presented below:

June 30, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	106,747	302	—	—	106,747	302
Other investments	1,444	56	2,991	18	4,435	74
	$108,191	$358	$2,991	$18	$111,182	$376
Held to maturity
Corporate debentures	$880	$120	$—	$—	$880	$120

December 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,689	$79	$-	$-	$10,689	$79
Mortgage-backed	35,512	60	975	7	36,487	67
Other investments	-	-	2,990	20	2,990	20
	$46,201	$139	$3,965	$27	$50,166	$166
Held to maturity
Corporate debentures	$-	$-	$-	$-	$-	$-

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The Company had 22 securities in the portfolio with unrealized losses at June 30, 2020 compared to 15 at December 31, 2019.

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

The amortized cost and estimated fair values of available for sale and held to maturity securities by contractual maturity are shown below:

(in thousands)	June 30, 2020		December 31, 2019
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$5,535	$5,634	$1,497	$1,500
After one through five years	46,780	48,337	49,166	50,048
After five through ten years	34,529	34,883	33,576	33,915
After ten years	191,849	195,230	135,367	137,939
	$278,693	$284,084	$219,606	$223,402

At June 30, 2020 and December 31, 2019, $99.7 million and $11.6 million in fair value of securities, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve’s Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at June 30, 2020.

Note 4:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Metropolitan Area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at June 30, 2020 and December 31, 2019 are presented in the following table:

	June 30, 2020		December 31, 2019
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$128,567	6.8%	$128,285	7.3%
Residential - first lien	409,402	21.6	437,409	25.1
Residential - junior lien	67,430	3.6	74,164	4.2
Total residential real estate	476,832	25.1	511,573	29.3
Commercial - owner occupied	244,802	12.9	241,795	13.9
Commercial - non-owner occupied	455,051	24.0	444,052	25.4
Total commercial real estate	699,853	36.9	685,847	39.3
Total real estate loans	1,305,252	68.7	1,325,705	75.9
Commercial loans and leases [1]	352,999	18.6	372,872	21.4
Consumer	46,660	2.5	46,936	2.7
Paycheck Protection Program	193,719	10.2	—	—
Total loans and leases	$1,898,630	100.0%	$1,745,513	100.0%

[1]	Includes leases of $4,949 and $6,382 at June 30, 2020 and December 31, 2019, respectively.

The Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act). On March 27, 2020, the CARES Act was signed into law, providing, financial relief and funding opportunities for small businesses under the SBA’s PPP program from approved SBA lenders. In response to the COVID-19 pandemic, the Bank, a SBA lender, has actively assisted its qualified customers with applications and lending through this program, as amended by subsequent legislation. During the quarter ended June 30, 2020, the Bank funded 1,028 loans totaling $199.0 million; net of unamortized deferred fees and origination costs, PPP loans totaled $193.7 million at June 30, 2020. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Net loan origination fees, which are included in the amounts in the table above, totaled $3.9 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, net loan origination fees attributable to PPP loans totaled $5.3 million, consisting of unamortized processing fees of $6.0 million and $0.7 million in unamortized loan origination costs.

Acquired Credit Impaired Loans

The following table documents changes in the accretable discount on acquired credit impaired loans at:

	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$689	$877	$673	$835
Impaired loans acquired	—	—	—	—
Accretion of fair value discounts	(115)	(110)	(99)	(68)
Balance at end of period	$574	$767	$574	$767

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At June 30, 2020	$8,670	$6,993
At December 31, 2019	10,929	8,706

Note 5:  Credit Quality Assessment

Allowance for Credit Losses

Summary information on the allowance for credit loss activity for the period indicated is presented in the following table:

	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$10,401	$9,873	$13,384	$8,754
Charge-offs	(614)	(3,728)	(31)	(874)
Recoveries	124	140	3	130
Net charge-offs	(490)	(3,588)	(28)	(744)
Provision for credit losses	6,445	2,835	3,000	1,110
Ending balance	$16,356	$9,120	$16,356	$9,120

The June 30, 2020 allowance reflects the Company’s assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans. Based on this review, the Company determined that some risk rating downgrades had occurred and were factored into the quantitative allowance at June 30, 2020.

The Company then reviewed its qualitative factors and identified three factors that warranted further evaluation:

●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	Changes in the value of underlying collateral for collateral-dependent loans.

The Company’s evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, management considered the dramatic rise in the unemployment rate in the Company’s market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, management noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020. While the rate of change in average weekly initial unemployment claims slowed during the second quarter of 2020, they were still 13 times higher than the average weekly claims for the first eleven weeks of 2020. While the Maryland economy has substantially reopened, the decline in economic activity during the second quarter and the heightened risk of setbacks in the pace of reopening the economy resulted in an increase in this qualitative factor applied to all loan portfolio categories.

The Company also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. Management performed an analysis of the loan portfolio to identify the Company’s exposure to industry segments that may potentially be the most highly impacted by COVID-19. Based on this evaluation, the following table identifies those industry segments within the Company’s loan portfolio that management believes may potentially be most highly impacted by COVID-19.  Loan balances and total credit exposures are as of June 30, 2020 while the modification and PPP loan balances are as of July 24, 2020; note that the column “SBA PPP Loan Relief” indicates the amount of PPP loans received by the Company’s borrowers in each of the identified loan segments.

		As % of		As % of	Balance	As % of		As % of
($in millions)	Loan	Total	Total	Total	with	Total	SBA PPP	Loans
Loan Category	Balance	Loans	Exposure (1)	Exposure	Modifications	Category	Loan Relief	Category
CRE - retail	$109.1	5.7%	$109.1	4.8%	$27.2	24.9%	$—	0.0%
Hotels	60.8	3.2%	62.8	2.8%	52.7	86.6%	1.5	2.5%
CRE - residential rental	47.8	2.5%	47.8	2.1%	8.8	18.4%	—	0.0%
Nursing and residential care	39.7	2.1%	44.8	2.0%	2.5	6.4%	2.2	5.6%
Retail trade	23.6	1.2%	38.3	1.7%	2.1	8.9%	12.9	54.7%
Restaurants and caterers	28.4	1.5%	32.0	1.4%	19.5	68.5%	14.7	51.6%
Religious and similar organizations	29.1	1.5%	31.1	1.4%	3.3	11.4%	6.1	20.8%
Arts, entertainment, and recreation	15.0	0.8%	17.6	0.8%	7.5	49.9%	3.2	21.0%
Total - selected categories	$353.6	18.6%	$383.5	17.0%	$123.6	35.0%	$40.5	11.5%

(1)    Includes unused lines of credit, unfunded commitments, and letters of credit

The breakdown by loan portfolio segment is as follows:

		As % of	As % of
($ in millions)	Loan	Total	Total "High
Loan Portfolio Segment	Balance	Loans	Impacts"
Commercial real estate - non-owner occupied	$206.9	10.9%	58.5%
Commercial real estate - owner occupied	65.4	3.4%	18.5%
Construction and land	51.9	2.7%	14.7%
Commercial loans and leases	28.7	1.5%	8.1%
Other	0.6	—%	0.2%
Total	$353.6	18.6%	100.0%

The potentially highly impacted loan exposures noted in the above tables (the “high impacts”) were concentrated in non-owner-occupied commercial real estate (58.5% of total high impacts), owner-occupied commercial real estate (18.5% of total high impacts), construction and land (14.7% of total high impacts), and commercial loans (8.1% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories.

The Company’s evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  Excluding the high impact portfolios, management concluded that 55% of the Company’s non-owner-occupied commercial real estate portfolio was not included in the high impact exposure. An increase in this qualitative factor was applied to the Company’s non-owner-occupied commercial real estate portfolio.

Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance for credit losses is attributable to this loan portfolio segment.

The following table provides information on the activity in the allowance for credit losses by the respective loan portfolio segment for the six and three months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	At June 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(33)	—	—	(23)	(549)	(9)	—	(614)
Recoveries	—	3	52	—	—	67	2	—	124
Provision for credit losses	269	488	394	1,018	2,645	1,435	196	—	6,445
Ending balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356

Three months ended:
Beginning balance	$1,192	$2,204	$863	$1,254	$4,130	$2,950	$791	$—	$13,384
Charge-offs	—	—	—	—	(23)	—	(8)	—	(31)
Recoveries	—	—	1	—	—	1	1	—	3
Provision for credit losses	333	510	60	552	1,483	105	(43)	—	3,000
Ending balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356

Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Loans and leases:
Ending balance	$128,567	$409,402	$67,430	$244,802	$455,051	$352,999	$46,660	$193,719	$1,898,630
individually evaluated for impairment	$347	$13,679	$1,365	$800	$576	$1,619	$102	$—	$18,488
collectively evaluated for impairment	$128,220	$395,723	$66,065	$244,002	$454,475	$351,380	$46,558	$193,719	$1,880,142

	At June 30, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Six months ended:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(362)	(471)	(44)	(2,026)	(525)	(18)	(3,728)
Recoveries	—	—	104	—	3	32	1	140
Provision for credit losses	669	982	512	202	765	(456)	161	2,835
Ending balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120

Three months ended:
Beginning balance	$1,220	$1,372	$390	$817	$3,188	$1,543	$224	$8,754
Charge-offs	(62)	(238)	(221)	(44)	—	(298)	(11)	(874)
Recoveries	—	—	99	—	1	30	—	130
Provision for credit losses	(30)	656	169	120	(390)	420	165	1,110
Ending balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120

Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120
Loans and leases:
Ending balance	$115,753	$411,213	$80,303	$232,771	$442,449	$367,856	$50,675	$1,701,020
individually evaluated for impairment	$933	$12,530	$914	$225	$2,608	$1,862	$287	$19,359
collectively evaluated for impairment	$114,820	$398,683	$79,389	$232,546	$439,841	$365,994	$50,388	$1,681,661

	At December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for credit losses:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(518)	(532)	(46)	(2,026)	(622)	(210)	(4,236)
Recoveries	80	-	115	-	17	357	2	571
Provision for credit losses	717	1,604	603	99	920	(276)	526	4,193
Ending balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$10,401
Allowance allocated to:
individually evaluated for impairment	$-	$-	$-	$-	$-	$500	$-	$500
collectively evaluated for impairment	$1,256	$2,256	$478	$788	$2,968	$1,603	$552	9,901
Loans and leases:
Ending balance	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513
individually evaluated for impairment	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
collectively evaluated for impairment	$127,804	$424,278	$73,378	$241,229	$442,327	$370,512	$46,809	$1,726,337

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

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	June 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Credit quality indicators:
Not classified	$128,220	$396,686	$66,065	$241,501	$453,361	$341,285	$46,558	$193,719	$1,867,395
Special mention	—	—	—	2,501	1,064	10,477	—	—	14,042
Substandard	347	12,716	1,365	800	626	1,237	102	—	17,193
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$128,567	$409,402	$67,430	$244,802	$455,051	$352,999	$46,660	$193,719	$1,898,630

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,804	$425,247	$73,378	$241,229	$442,327	$370,837	$46,809	$1,727,631
Special mention	—	—	—	—	—	—	—	—
Substandard	481	12,162	786	566	1,725	2,035	127	17,882
Doubtful	—	—	—	—	—	—	—	—
Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

●	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
●	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - Loans and leases classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans and leases classified Special Mention, Substandard, Doubtful or Loss are reviewed at least quarterly to determine their appropriate classification. All commercial loan and lease relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	June 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$128,220	$394,957	$64,873	$244,002	$454,217	$351,466	$46,414	$193,719	$1,877,868
Accruing loans and leases past due:
30‑59 days past due	—	—	1,068	—	76	264	9	—	1,417
60‑89 days past due	—	1,306	124	—	182	32	135	—	1,779
Greater than 90 days past due	—	423	—	—	—	—	—	—	423
Total past due	—	1,729	1,192	—	258	296	144	—	3,619

Non-accrual loans and leases [1]	347	12,716	1,365	800	576	1,237	102	—	17,143

Total loans and leases	$128,567	$409,402	$67,430	$244,802	$455,051	$352,999	$46,660	$193,719	$1,898,630

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$127,804	$418,668	$71,634	$241,062	$442,132	$370,877	$46,776	$1,718,953
Accruing loans and leases past due:
30‑59 days past due	—	3,312	748	—	195	35	19	4,309
60‑89 days past due	—	3,220	996	167	—	—	14	4,397
Greater than 90 days past due	—	47	—	—	—	—	—	47
Total past due	—	6,579	1,744	167	195	35	33	8,753

Non-accrual loans and leases [1]	481	12,162	786	566	1,725	1,960	127	17,807

Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $17.6 million or 0.93% of total loans outstanding at June 30, 2020, which represents a decrease from $17.9 million, or 1.0%, at December 31, 2019.

The Company had no impaired leases or PPP loans at June 30, 2020, June 30, 2019, and December 31, 2019. The impaired loans at June 30, 2020, June 30, 2019, and December 31, 2019 are as follows:

	June 30, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$347	$13,679	$1,365	$800	$576	$1,619	$102	$18,488
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	347	13,679	1,365	800	576	1,619	102	18,488
Related allowance	—	—	—	—	—	—	—	-
Unpaid principal	533	14,893	1,564	811	615	2,161	105	20,682
Six months ended:
Average balance of impaired loans	667	16,052	1,765	817	648	2,544	105	22,598
Interest income recognized	—	204	29	5	11	21	—	270
Three months ended:
Average balance of impaired loans	666	16,026	1,758	816	647	2,538	105	22,556
Interest income recognized	—	93	21	5	7	11	—	137

	June 30, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$933	$12,530	$914	$225	$2,608	$1,862	$287	$19,359
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	933	12,530	914	225	2,608	1,862	287	19,359
Related allowance	—	—	—	—	—	—	—	—
Unpaid principal	1,322	13,818	1,135	246	4,363	3,097	302	24,283
Six months ended:
Average balance of impaired loans	1,459	15,171	1,385	247	4,480	3,536	313	26,591
Interest income recognized	—	138	33	8	13	14	5	211
Three months ended:
Average balance of impaired loans	1,454	15,154	1,370	247	4,457	3,525	313	26,520
Interest income recognized	—	86	26	8	6	10	4	140

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
With an allowance recorded	—	—	—	—	—	554	—	554
With no related allowance recorded	481	13,131	786	566	1,725	1,806	127	18,622
Related allowance	—	—	—	—	—	500	—	500
Unpaid principal	667	14,371	986	583	2,023	3,584	130	22,344
Average balance of impaired loans	814	15,586	1,338	594	2,105	4,392	141	24,970
Interest income recognized	5	400	106	30	11	195	1	748

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $17.1 million and $17.8 million at June 30, 2020 and December 31, 2019, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $338 thousand and $534 thousand for the six months ended June 30, 2020 and 2019, respectively.

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

The Company had no troubled debt restructured (“TDR”) leases or PPP loans at June 30, 2020 and December 31, 2019. The TDR loans at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	2	$261	2	$963	$1,224
Commercial loans and leases	1	414	2	363	777
	3	$675	4	$1,326	$2,001

	December 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$125	—	$—	$125
Residential real estate - first lien	2	274	2	968	1,242
Commercial loans and leases	1	414	2	367	781
	4	$813	4	$1,335	$2,148

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	June 30, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$261	$963	$1,224
Commercial loans
Extension or other modification	—	—	363	363
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$675	$1,326	$2,001

	December 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$—	$125	$—	$125
Residential real estate - first lien
Extension or other modification	—	274	968	1,242
Commercial loans
Extension or other modification	—	—	367	367
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$813	$1,335	$2,148

The CARES Act permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal banking regulators issued, shortly before the CARES Act was enacted, an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

The Company provided COVID-19 related loan modifications to both commercial and retail customers, on a case by case basis, in the form of payment deferrals for periods up to six months. As of June 30, 2020, a total of $291.4 million of loans (or 17.1% of total loans and leases) were performing under some form of deferral or other payment relief. This compares to $347.0 million (19.7% of total loans and leases) that the Company disclosed as of May 8, 2020. As of August 6, 2020, $159.0 million of loans (or 8.4% of total loans and leases) were performing under some form of deferral or other payment relief.

There were no new TDRs during the six months ended June 30, 2020 and June 30, 2019.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended June 30, 2020 and 2019 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

Management routinely evaluates other real estate owned (“OREO”) based upon periodic appraisals. For the six months ended June 30, 2020 the Bank recorded a $257 thousand valuation allowance on three unimproved parcels of land because the current appraised value (based on a new appraisal), less estimated costs to sell, was lower than the recorded carrying value of the OREO. For the six months ended June 30, 2020 there was one residential first mortgage loan totaling $51 thousand transferred from loans to OREO. The Company sold several parcels of land and one commercial real estate property held as OREO during the six months ended June 30, 2020, reducing OREO by $405 thousand and resulting in a loss of $28 thousand.  For the six month period ending June 30, 2019, there was one residential first mortgage loan totaling $375 thousand transferred from loans to OREO, a valuation allowance of $65 thousand was recorded, and no OREO properties were sold.  At June 30, 2020 there was one loan secured by a residential first lien of $2.3 million and one commercial real estate loan of $42 thousand in the process of foreclosure.

Note 6:  Derivatives and Hedging Activities

Non-designated Hedges of Interest Rate Risk

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread with payment being calculated on the notional amount. The interest rate swaps are settled with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the six months ended June 30, 2020 and June 30, 2019, the Company recorded a net loss of $9 thousand and $6 thousand, respectively related  to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019:

			June 30, 2020
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,748	$404	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,748	$—	$423

			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,853	$217	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,853	$—	$228

Note 7:  Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset would more-likely-than-not reduce the fair value below the carrying amount. The Bank has one reporting unit, which is the core banking operation. The Company performs its annual impairment evaluation in the fourth quarter.

Due to the COVID-19 pandemic and the related economic fallout, including most specifically, declining stock prices at both the Company and peer banks, the Federal Reserve’s significant reduction in interest rates, and other business and market considerations, the Company performed an interim goodwill impairment analysis as of June 30, 2020. Based on this analysis, the estimated fair value of the Company was less than book value, resulting in a $34.5 million impairment charge, recorded in noninterest expense, in the second quarter of 2020. This was a non-cash charge to earnings and had no impact on the Company’s regulatory capital ratios, cash flows, or liquidity position.

The table below shows goodwill balances at:

(in thousands)
Goodwill:
December 31, 2019	$65,949
Goodwill impairment	(34,500)
June 30, 2020	$31,449

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	June 30, 2020			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$9,045	$7,090	3.2

	December 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$7,666	$8,469	3.7

Estimated future amortization expense for amortizing intangibles are as follows:

(in thousands)
2020	$1,295
2021	2,326
2022	1,915
2023	1,298
2024	256
Total amortizing intangible assets	$7,090

Note 8:  Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2020 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

In 2019, with the execution of the Company’s branch optimization initiative, under which the closing of three branch locations and the consolidation of two other existing branch locations was announced, a $3.6 million charge to noninterest expenses, primarily related to the early termination of existing lease arrangements for the closing locations, was recorded in the second quarter of 2019. The closing of the three locations occurred in the third quarter of 2019, and the consolidation of the two branch locations into a single new location occurred in the first quarter of 2020. The early termination of these leases reduced the initial $18.0 million in right-of-use (“ROU”) assets recorded on January 1, 2019 to $14.5 million at December 31, 2019.  In the first quarter of 2020, the opening of the new location noted above increased ROU assets by $2.0 million.

Operating leases included the following at:

(in thousands)	June 30, 2020	December 31, 2019
Operating Leases
Operating leases ROU assets	$15,312	$14,092
Operating lease liabilities	$15,805	$14,507

The components of lease expense were as follows:

	Six months ended June 30,		Three months ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$784	$1,080	$420	$530
Sublease income	(344)	(293)	(176)	(108)
Amortization of ROU assets	77	82	32	82
	$517	$869	$276	$504

Lease liability maturities are as follows:

(in thousands)
2020	$855
2021	1,662
2022	1,520
2023	1,372
2024	1,170
Thereafter	13,033
Total future lease payments	$19,612
Discount of cash flows	(3,807)
Present value on net future lease payments	$15,805

Weighted average remaining term in years	6.47
Weighted average discount rate	2.89%

Note 9:  Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	June 30, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$671,598	37%	$468,975	27%
Interest-bearing checking	186,768	10	183,447	11
Money market accounts	383,031	21	360,711	21
Savings	146,148	7	130,141	7
Certificates of deposit $250 and over	65,769	4	77,782	5
Certificates of deposit under $250	377,360	21	493,309	29
Total deposits	$1,830,674	100%	$1,714,365	100%

Note 10:  Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards.  As of June 30, 2020, 417,844 shares are reserved for issuance pursuant to future grants under the Company’s stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three  to five year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the six months ended June 30, 2020 and 2019, the Company issued 8,151 and 4,802 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant.  The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the six months ended June 30, 2020, while there were 25,000 options granted for the year ended December 31, 2019.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	15,268	$8.76
Granted	—	—	25,000	14.54
Exercised	—	—	(13,418)	8.58
Forfeited	—	—	(1,850)	10.10
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	8,337	$14.54	—	$—
Weighted average fair value of options granted during the year		N/A		$5.83

No stock options were exercised for the six months ended June 30, 2020. The cash received from the exercise of stock options was $105 thousand for the six months ended June 30, 2019. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option.  Based upon a fair market value of $10.62 at June 30, 2020, the options outstanding had no aggregate intrinsic value. At December 31, 2019, based upon a fair market value of $16.88, the options outstanding had an aggregate intrinsic value of $59  thousand. At June 30, 2020, based on stock options outstanding at the time, the total unrecognized pre-tax compensation expense related to unvested options was $77 thousand.

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

The Company granted 156,947 RSUs during the first six months of 2020, subject to a five-year vesting schedule. The Company granted 18,500 RSUs during the first six months of 2019, subject to a three-year vesting schedule.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	11,032	$17.48	9,731	$17.29
Granted	156,947	14.87	26,500	15.16
Vested	(834)	19.85	(6,699)	16.13
Forfeited	—		(18,500)	14.54
Balance at period end	167,145	$15.02	11,032	$17.48

At June 30, 2020, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $2.0 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2020	$269
2021	509
2022	480
2023	390
2024	363
2025	32
$2,043

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

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$217	$112	$126	$62
Related to the issuance of stock options	24	—	12	—
Director compensation paid in stock	137	62	—	—
Total stock-based compensation expense	$378	$174	$138	$62

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $468 thousand and $540 thousand, respectively, for the six months ended June 30, 2020 and 2019. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer ("CEO"). This plan was amended in 2016. Under the defined benefit SERP, the CEO will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). The CEO earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expense related to this SERP totaled $37 thousand and $105 thousand for the six month periods ending June 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. There was no expense related to this plan for the six months ended June 30, 2020. The expense related to the Company's contribution to the Plan totaled $19 thousand for the six months ended June 30, 2019.

Note 12: Net (Loss) Income per Common Share

The table below shows the presentation of basic and diluted net (loss) income per common share for the periods indicated:

	Six months ended		Three months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income available to common stockholders (numerator)	$(26,066)	$6,344	$(29,409)	$2,088
BASIC
Basic average common shares outstanding (denominator)	18,791,378	19,056,953	18,715,669	19,061,164
Basic (loss) income per common share	$(1.39)	$0.33	$(1.57)	$0.11
DILUTED
Average common shares outstanding	18,791,378	19,056,953	18,715,669	19,061,164
Dilutive effect of common stock equivalents	—	14,367	—	6,460
Diluted average common shares outstanding (denominator)	18,791,378	19,071,320	18,715,669	19,067,624
Diluted (loss) income per common share	$(1.39)	$0.33	$(1.57)	$0.11

Because the Company reported a loss for both 2020 periods, common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share.	81,761	—	59,466	—
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	25,000	25,000	25,000

Note 13: Regulatory Capital

The following table reflects Bancorp’s and the Bank’s capital at June 30, 2020 and December 31, 2019:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$256,374	14.00%	$146,503	8.00%	$183,129	10.00%
Howard Bancorp	$258,943	14.09%	$147,022	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$240,018	13.11%	$82,408	4.50%	$119,034	6.50%
Howard Bancorp	$214,249	11.66%	$82,700	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$240,018	13.11%	$109,877	6.00%	$146,503	8.00%
Howard Bancorp	$214,249	11.66%	$110,267	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$240,018	10.33%	$92,931	4.00%	$116,163	5.00%
Howard Bancorp	$214,249	9.18%	$93,308	4.00%	N/A
As of December 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$238,384	12.86%	$148,314	8.00%	$185,392	10.00%
Howard Bancorp	$247,761	13.14%	$150,872	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$227,983	12.30%	$83,427	4.50%	$120,505	6.50%
Howard Bancorp	$209,119	11.09%	$84,866	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$227,983	12.30%	$111,235	6.00%	$148,314	8.00%
Howard Bancorp	$209,119	11.09%	$113,154	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$227,983	10.43%	$87,434	4.00%	$109,293	5.00%
Howard Bancorp	$209,119	9.55%	$87,599	4.00%	N/A

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

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2020 and December 31, 2019.

Note 14: Contingencies

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal and regulatory actions and proceedings. The most significant of these is described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each matter may be. The Company establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The Company thereafter continues to monitor such matters for further developments that could affect the amount of the accrued liability that has been previously established.

Potential mortgage origination claims

The Bank has been notified of potential claims stemming from certain mortgages originated at First Mariner Bank prior to its merger into the Bank.  While no lawsuit has been filed with respect to such potential claims, the Bank has engaged in confidential discussions related to the potential claims.  Significant management judgment, which involves a variety of assumptions, estimates and known and unknown uncertainties, is required to assess whether a related loss resulting from such potential claims is probable and estimable, such that an accrued liability should be established.  The Company has accrued a liability of $1.0 million with respect to these potential claims. It is not possible to determine the outcome of these potential claims, and the amount of the accrued liability is subject to change as additional information becomes available.  The Company believes it is reasonably possible that the amount of the actual loss may be greater than the amount accrued.  However, the Company is currently unable to reasonably estimate the amount or range of additional loss, if any, that is reasonably possible, due in significant part to (a) the preliminary nature of the potential claims, (b) the fact that no complaint has been filed and, accordingly, no discovery has been conducted, (c) potential damages related to the claims are currently unsubstantiated, and (d) uncertainty as to the legal and factual determinations that would be made during any potential litigation related to the claims.

Based on current knowledge, management does not believe that losses resulting from these potential claims in excess of the accrued liability, if any, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved, some of which are beyond the Company’s control, an adverse outcome or settlement with respect to these potential claims could be material to the Company’s results of operations for any particular reporting period.

Note 15: Fair Value

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

June 30, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$79,615	$—	$79,615	$—
Mortgage-backed securities	191,826	—	191,826	—
Other investments	5,448	—	5,448	—
Loans held for investment	3,346	—	3,346	—
Interest rate swap assets	404	—	404	—
Liabilities
Interest rate swap liabilities	423	—	423	—

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$67,312	$—	$67,312	$—
Mortgage-backed securities	142,699	—	142,699	—
Other investments	5,494	—	5,494	—
Loans held for sale	30,710	—	30,710	—
Loans held for investment	997	—	997	—
Rate lock commitments	60	—	—	60
Interest rate swap assets	217	—	217	—
Liabilities
Interest rate swap liabilities	228	—	228	—

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	June 30,	December 31,
(in thousands)	2020	2019
Balance, beginning of period	$60	$126
Net losses included in realized and unrealized gains
on mortgage banking activity in noninterest income	(60)	(66)
Balance, end of period	$—	$60

Assets under fair value option:

June 30, 2020	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for investment	3,346	3,283	63

December 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$30,710	$29,969	$741
Loans held for investment	997	966	31

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

Other real estate owned acquired through, or in lieu of, foreclosure (“OREO”) are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for credit losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A valuation loss of $257 thousand was recognized for the six months ended June 30, 2020 and a $65 thousand valuation loss was recorded for the six months ended June 30, 2019. Charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

Net (loss)/gain included in earnings from the changes in fair value of loans held for sale was $(274) thousand and $290 thousand at June 30, 2020 and 2019, respectively. There was a net gain included in earnings from the change in fair value of loans held for investment of $63 thousand for the six months ended June 30, 2020 and $31 thousand for the six months ended June 30, 2019.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$2,137	$—	$—	$2,137
Impaired loans:
Construction and land	347	—	—	347
Residential - first lien	13,679	—	—	13,679
Residential - junior lien	1,365	—	—	1,365
Commercial - owner occupied	800	—	—	800
Commercial - non-owner occupied	576	—	—	576
Commercial loans and leases	1,619	—	—	1,619
Consumer	102	—	—	102
Total impaired loans	18,488			18,488

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,098	$—	$—	$3,098
Impaired loans:
Construction and land	481	—	—	481
Residential - first lien	13,131	—	—	13,131
Residential - junior lien	786	—	—	786
Commercial - owner occupied	566	—	—	566
Commercial - non-owner occupied	1,725	—	—	1,725
Commercial loans and leases	1,860	—	—	1,860
Consumer	127	—	—	127
Total impaired loans	18,676			18,676

At June 30, 2020, OREO consisted of an outstanding balance of $3.5 million, less a valuation allowance of $1.4 million. At December 31, 2019, OREO consisted of an outstanding balance of $4.6 million, less a valuation allowance of $1.5 million. A specific allocation of the allowance for credit losses attributable to impaired loans at December 31, 2019 was $500 thousand.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	June 30, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$276,889	$276,889	$—	$276,889	$—
Held to maturity securities	7,250	7,195	—	—	7,195
Nonmarketable equity securities	12,592	12,592	—	12,592	—
Loans held for investment	3,346	3,346	—	3,346	—
Loans and leases [1]	1,878,928	1,889,696	—	—	1,889,696
Interest rate swap	404	404	—	404	—
Financial Liabilities
Deposits	1,830,674	1,828,613	—	1,828,613	—
Customer repos and other borrowings	37,834	37,834		5,321
FHLB advances	246,000	249,079	—	249,079	—
Subordinated debt	28,339	28,339	—	28,339	—
Interest rate swap	423	423	—	423	—

	December 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$215,505	$215,505	$—	$215,505	$—
Held to maturity securities	7,750	7,897	—	—	7,897
Nonmarketable equity securities	14,152	14,152	—	14,152	—
Loans held for sale	30,710	30,710	—	30,710	—
Loans held for investment	997	997	—	997	—
Rate lock commitments	60	60	—	—	60
Loans and leases [1]	1,734,115	1,735,013	—	—	1,735,013
Interest rate swap	217	217	—	217	—
Financial Liabilities
Deposits	1,714,365	1,713,081	—	1,713,081	—
Customer repos and other borrowings	6,127	6,127		6,127
FHLB advances	285,000	288,731	—	288,731	—
Subordinated debt	28,241	28,241	—	28,241	—
Interest rate swap	228	228	—	228	—

(1)  Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of June 30, 2020, as compared to December 31, 2019, and our results of operations for the six and three month periods ended June 30, 2020 and June 30, 2019. This discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

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

Recent Business Developments

On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our 91 remaining mortgage employees.  We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand. Under the agreement, there was a transition period of approximately 45 days, after which we agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities. Accordingly, we completed processing the residential first lien mortgage pipeline by the end of the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

While our mortgage banking activities were marginally profitable in two of the last three years and our decision to exit this activity eliminates that source of income, we believe that the exit of these activities will have a negligible impact on our net income over the next twelve months and will improve our efficiency ratio. Most importantly, we believe that exiting these activities will allow us to focus resources on growing our more profitable and less volatile commercial banking business that represents our core competency. We expect that this renewed focus will more than replace the marginal levels of net income from our mortgage banking activities within the next twelve months. While we estimate that the after tax income from these activities in 2019 was $1.6 million, the operating expenses we attributed to the mortgage banking activities represented only direct costs and did not include shared services expense for staff and support activities such as loan operations, wire transfer operations, human resources, finance, internal audit, and compliance. If we had allocated these shared services expenses to our mortgage banking activities, the financial returns on our mortgage banking activities would have been even less. The exit of our mortgage banking activities is discussed in Note 2 to the Consolidated Financial Statements.

Recent Events - COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) surfaced in China, and has since spread to many other countries, including the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has severely restricted the level of economic activity in our markets. In response to the COVID-19 pandemic, the State of Maryland and most other states took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that were deemed to be non-essential. Although many businesses have begun to reopen, some states, including Maryland, have since experienced a resurgence of COVID-19 cases, which may further slow overall economic activity and recovery.  Uncertainty also remains regarding if, how and when schools will reopen and the impact of such reopening decisions on the economy.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, and declining further to 0.65% as of June 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition, and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

Our COVID-19 Operational Response

Our response has continued to evolve since the first confirmed case of COVID-19 was reported in Maryland on March 5. We have implemented the following measures in an effort to ensure the safety of both our customers and employees while continuing to serve our customers during this challenging period:

●	Twelve of the Bank’s fifteen branches remain accessible to customers – nine through drive thru capabilities and all twelve through pre-scheduled meetings.
●	Encouraged utilization of our mobile, online, ATM, and other banking channels to limit personal contact.
●	Implemented a work-from-home policy for substantially all employees other than branch personnel.
●	Added one week of paid time off to all full-time employees to be used in either 2020 or 2021, to acknowledge long hours devoted to providing extraordinary customer service.
●	Implemented deep cleaning procedures at all branch locations and other bank facilities.
●	Instituted mandatory social distancing policies and wearing of masks for employees working in bank facilities.
●	Held the annual meeting of stockholders as a virtual meeting.

Lending Operations and Accommodations to Borrowers

We have actively participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act) that was enacted on March 27, 2020. Among other provisions, the CARES Act created the $349 billion PPP loan program for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion.

The Paycheck Protection Program Flexibility Act of 2020” (the “PPPF Act”) was enacted in June 2020 and modifies the PPP as follows: (i) establishes a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extends the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extends the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extends the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) requires the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delays from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and creates a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good-faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.

In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

At June 30, 2020, we had originated $199.0 million of loans under the PPP. During the first phase of the program, which commenced on April 3, we funded 777 loans totaling $178.7 million. During phase 2, which commenced on April 27, we funded an additional 251 loans totaling $20.3 million through June 30. The average loan size under phase 1 and phase 2 of the PPP program was $230 thousand and $82 thousand, respectively. We will continue to support our customers throughout the duration of this program. Total processing fees from the SBA for the PPP loans originated through June 30 were $6.6 million and were deferred. In addition, $770 thousand of origination costs were deferred. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans. The effective yield of our PPP portfolio is 2.53%. The PPP loans generated pretax income of $1.0 million, or $0.04 after tax per share, in the second quarter of 2020. PPP loans, net of unearned income, totaled $193.7 million at June 30, 2020.

During this unprecedented situation, we have also established client assistance programs, including offering commercial and retail customers loan modifications, on a case by case basis, in the form of payment deferrals for periods up to six months, as discussed below.

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP measure defined as total loans (which term includes leases), but excluding our PPP loans. We believe that portfolio loan related measures provide additional useful information for purposes of evaluating our results of operations and financial condition with respect to the second quarter of 2020 and comparing it to other periods, since the PPP loans are guaranteed by the SBA, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA in the next six to nine months. We commenced making loans under the PPP program in the second quarter of 2020.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below under “Use of Non-GAAP Measures.”

As of June 30, 2020, a total of $291.4 million of loans (representing 15.3% of total loans and leases or 17.1% of portfolio loans) were performing under some form of deferral or other payment relief. By comparison, $347.0 million (representing 19.7% of total loans and leases at March 31, 2020) were performing under some form of deferral or other payment relief as of May 8, 2020. As of August 6, 2020, $159.0 million of loans (representing 8.4% of total loans and leases or 9.3% of portfolio loans at June 30, 2020) were performing under some form of deferral or other payment relief. We expect that some requests for payment deferral extensions will continue during the third quarter while other borrowers currently on payment deferral will resume payments.

The CARES Act permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal banking regulators issued, shortly before the CARES Act was enacted, an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

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

Impact on Our Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  While it has not yet had a significant impact to our financial condition as of June 30, 2020, in the form of incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for credit losses by $6.0 million in the first six months of 2020, related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area.  Our allowance for credit losses for periods ending after June 30, 2020 may be materially impacted by the COVID-19 pandemic.

In addition, due to the pandemic and the related economic fallout, including most specifically, declining stock prices at both the Company and peer banks, the Federal Reserve’s significant reduction in interest rates, and other business and market considerations, we performed an interim goodwill impairment analysis as of June 30, 2020.  Based on this analysis, the estimated fair value of the Company was less than book value, resulting in a $34.5 million impairment charge, recorded in noninterest expense, in the second quarter of 2020. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.

Capital and Liquidity

As of June 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.

We anticipated potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP.  We built on-balance sheet liquidity during the first quarter of 2020 in anticipation of a possible increase in the utilization of existing lines of credit or decreases in customer deposits. Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020.

The Federal Reserve created the Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP, and allow us to retain existing sources of liquidity for our traditional operations. Borrowings under the Federal Reserve Bank of Richmond’s (“FRB”) PPPLF were $31.1 million at June 30, 2020. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in the limited usage during the quarter.

Financial Highlights

Financial highlights during the six months ended June 30, 2020 are as follows:

●	We reported a net loss of $26.1 million, or a loss of $1.39 per diluted common share in the first six months of 2020; this compares to net income of $6.3 million, or $0.33 per diluted common share in the first six months of 2019.
●	A goodwill impairment charge of $34.5 million (or a loss of $1.84 per share) was recorded in the second quarter of 2020. The impairment charge is a non-cash charge that does not affect regulatory capital ratios, liquidity, or our overall financial strength.
●	We recorded a provision for credit losses of $6.4 million, a $3.6 million increase from the first six months of 2019.
●	Our net interest margin was 3.28% in the first six months of 2020, a decrease of 30 basis points (“bp”) from the first six months of 2019, due primarily to a 71 bp decrease in the yield on our earning assets, partially offset by a 46 bp decrease in the average rate paid on our interest-bearing liabilities.
●	Total assets were $2.46 billion at June 30, 2020, up $88.8 million from year end 2019 with this asset growth attributable to securities available for sale, up $61.4 million, and loans and leases, net of unearned income, up $153.1 million. Offsetting this growth were interest bearing deposits with banks, down $50.6 million, loans held for sale, down $30.7 million, and goodwill, down $34.5 million.
●	Total loans and leases, net of unearned income, were $1.90 billion at June 30, 2020, up $153.1 million from December 31, 2019. We originated $193.7 million (net of unamortized deferred fees and costs) of PPP loans in the second quarter of 2020; all other loan portfolios decreased by $40.6 million from year end 2019.
●	Total deposits were $1.83 billion at June 30, 2020, up $116.3 million from year end 2019, with customer deposits up $194.5 million from year end 2019.
●	Our borrowings of $312.2 million at June 30, 2020 decreased by $7.2 million since year end 2019 as strong customer deposit growth and our reduction of on-balance sheet liquidity reduced our need for this source of funds.
●	We completed our $7.0 million stock repurchase program on February 24, 2020; a total of 372,801 shares were repurchased during the first quarter for $6.7 million.
●	We remain “well capitalized” by all regulatory measures.
●	Our book value per common share was $15.14 at June 30, 2020, down $1.71 per share from March 31, 2020 and down $1.44 from December 31, 2020. The decrease in book value per share was driven by the goodwill impairment charge in the second quarter 2020 of $1.84 per common share.

●	Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) was $13.17 at June 30, 2020, up $0.15 per share from March 31, 2020 and up $0.49 per share from December 31, 2020. The goodwill impairment charge did not impact tangible book value.

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

Financial Condition

A comparison between June 30, 2020 and December 31, 2019 balance sheets is presented below.

General

Total assets increased $88.8 million, or 3.7%, to $2.46 billion at June 30, 2020 compared to $2.37 billion at December 31, 2019.  Our asset growth consisted primarily of increases in loans and leases of $153.1 million and securities available for sale of $61.4 million.  The growth in these assets was partially offset by decreases in interest-bearing deposits with banks of $50.6 million, goodwill of $34.5 million, and loans held for sale of $30.7 million. The primary source of funding net asset growth was deposits. Total deposits increased by $116.3 million, including an increase in customer deposits of $194.5 million.  Borrowings decreased by $7.2 million and stockholders’ equity decreased by $30.9 million, with the decrease in stockholders’ equity due primarily to the goodwill impairment charge to earnings.

Securities Available for Sale and Held to Maturity

Available for sale

Our available for sale securities are reported at fair value. At both June 30, 2020 and December 31, 2019, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings. At June 30, 2020 and December 31, 2019, $99.7 million and $11.6 million in fair value of available for sale securities, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve’s Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated	$ Change in
(in thousands)	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government Agencies	$77,835	$79,615	$66,428	$67,312	$12,303	18.3%
Mortgage-backed	188,099	191,826	139,918	142,699	49,127	34.4
Other investments	5,509	5,448	5,510	5,494	(46)	(0.8)
	$271,443	$276,889	$211,856	$215,505	$61,384	28.5%
Held to maturity
Corporate debentures	$7,250	$7,195	$7,750	$7,897	$(702)	(8.9)%

During the quarter ended June 30, 2020, we embarked on a strategy to monetize certain unrealized gains in our mortgage-backed securities (“MBS”) portfolio by selling $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. We then purchased $125 million of lower coupon MBS. The total available for sale securities portfolio of $276.9 million at June 30, 2020 increased by $61.4 million, or 28.5%, since December 31, 2019. Our portfolio growth, consisting of both MBS and U.S. Government agency securities, was part of our overall earnings and interest rate risk management strategies.

Our securities portfolio contained 22 securities with unrealized losses of $496 thousand at June 30, 2020, and 15 securities with unrealized losses of $166 thousand at December 31, 2019.  Changes in the fair value of these securities resulted primarily from interest rate fluctuations.  We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable.  Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairments. Note 3 to our Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Loan and Lease Portfolio

Total loans and leases were $1.90 billion at June 30, 2020, an increase of $153.1 million, or 8.8% from $1.75 billion at December 31, 2019. We originated $193.7 million of PPP loans, net of unamortized deferred fees and origination costs, during the quarter ended June 30, 2020. Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail), decreased by $40.6 million, or 2.3%, to $1.70 billion at June 30, 2020 from $1.74 billion at December 31, 2019.  Commercial real estate loans increased $14.0 million, or 2.0%, with our continued focus on the needs of small to mid-size businesses in our market area.  Our commercial loan and lease portfolio decreased by $19.9 million, as commercial line utilization dropped due to higher liquidity levels at many borrowers.

Our residential mortgage portfolio decreased by $34.7 million, or 6.8%, as a result of a substantially higher level of prepayments due to the lower level of mortgage market rates that led to strong mortgage refinance activity in the first six months of 2020. The level of mortgage runoff was partially mitigated by new loan originations, but the wind down of our mortgage banking activities during the first quarter of 2020 resulted in a lower level of new mortgage originations than in prior quarters. In order to manage loan run-off within our residential mortgage loan portfolio, we plan on buying first lien residential mortgage loans on a servicing released basis. In that regard, we are currently negotiating investor agreements that may provide a future flow of new mortgage originations.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2020		December 31, 2019
(in thousands)	Total	% of Total	Total	% of Total	$ Change	% Change
Real estate
Construction and land	$128,567	6.8%	$128,285	7.3%	$282	0.2%
Residential - first lien	409,402	21.6	437,409	25.1	(28,007)	(6.4)
Residential - junior lien	67,430	3.6	74,164	4.2	(6,734)	(9.1)
Total residential real estate	476,832	25.1	511,573	29.3	(34,741)	(6.8)
Commercial - owner occupied	244,802	12.9	241,795	13.9	3,007	1.2
Commercial - non-owner occupied	455,051	24.0	444,052	25.4	10,999	2.5
Total commercial real estate	699,853	36.9	685,847	39.3	14,006	2.0
Total real estate loans	1,305,252	68.7	1,325,705	75.9	(20,453)	(1.5)
Commercial loans and leases [1]	352,999	18.6	372,872	21.4	(19,873)	(5.3)
Consumer	46,660	2.5	46,936	2.7	(276)	(0.6)
Paycheck Protection Program	193,719	10.2	—	—	193,719	NM
Total loans and leases	$1,898,630	100.0%	$1,745,513	100.0%	$153,117	8.8%

1 Includes leases of $4,984 and $6,382 at June 30, 2020 and December 31, 2019, respectively.

Paycheck Protection Program Loans

On March 27, 2020, the CARES Act was signed into law, providing, financial relief and funding opportunities for small businesses under the SBA’s PPP program from approved SBA lenders. In response to the COVID-19 pandemic, the Bank, a SBA lender, began accepting applications and has originated PPP loans within the guidelines of the CARES Act, as amended by subsequent legislation. During the quarter ended June 30, 2020, the Bank had funded 1,028 loans totaling $199.0 million; net of unamortized deferred fees and origination costs, PPP loans totaled $193.7 million at June 30, 2020.

Loan Held for Sale

We completed the processing of our remaining residential first lien mortgage pipeline during the first quarter of 2020 and sold the remaining loans held for sale during the second quarter of 2020, each in connection with exiting our mortgage banking activities. As a result, we did not have any loans held for sale at June 30, 2020 compared to $30.7 million at December 31, 2019.

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond (“FRB”), were $46.4 million at June 30, 2020, a decrease of $50.6 million from the December 31, 2019 balance of $97.0 million. As the threat of market disruption in response to the pandemic appeared during the first quarter of 2020, including possible increases in the utilization of existing lines of credit or decreases in customer deposits, we built on-balance sheet liquidity, increasing interest-bearing deposits with banks to $180.0 million at March 31, 2020.  Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020.

Nonmarketable Equity Securities

At June 30, 2020 and December 31, 2019, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $12.6 million and $14.2 million, respectively.  This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB.  This FHLB stock is carried at cost.

Deposits

Total deposits were $1.83 billion at June 30, 2020, a $116.3 million, or 6.8%, increase from $1.71 billion at December 31, 2019.  Customer deposits, which excludes brokered deposits and other non-customer deposits, were up $194.5 million, or 13.2%, in the first six months of 2020.  Our transaction accounts (noninterest-bearing demand and interest-bearing checking) increased by $205.9 million. Brokered and other non-customer deposits were $161.8 million at June 30, 2020, a $78.2 million decrease since year end 2019. Brokered and other non-customer deposits were $347.1 million at March 31, 2020, with the first quarter 2020 growth in this deposit funding source supporting the increase in our on-balance sheet liquidity as the threat of market disruption in response to the pandemic appeared during the first quarter. We reduced this funding source during the second quarter due to the strong customer deposit growth.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

	June 30, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$671,598	37%	$468,975	27%	$202,623	43.2%
Interest-bearing checking	186,768	10	183,447	11	3,321	1.8
Money market accounts	383,031	21	360,711	21	22,320	6.2
Savings	146,148	7	130,141	7	16,007	12.3
Certificates of deposit $250 and over	65,769	4	77,782	5	(12,013)	(15.4)
Certificates of deposit under $250	377,360	21	493,309	29	(115,949)	(23.5)
Total deposits	$1,830,674	100%	$1,714,365	100%	$116,309	6.8%

By deposit source:
Customer deposits	$1,668,908	91%	$1,474,393	86%	$194,515	13.2%
Brokered and other non-customer deposits	161,766	9	239,972	14	(78,206)	(32.6)
Total deposits	$1,830,674	100%	$1,714,365	100%	$116,309	6.8%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances.  We use a variety of term structures in order to manage liquidity and interest rate risk.  FHLB advances were $246.0 million at June 30, 2020, a decrease of $39.0 million from December 31, 2019. As of June 30, 2020, $200.0 million of FHLB advances have maturities beyond one year.  In the second quarter of 2020, we repaid $5.0 million of long-term FHLB borrowings, recording a prepayment penalty of $224 thousand in other operating expenses. The early repayment of this advance was primarily for asset/liability management purposes and a result of the current rate environment.

PPPLF Borrowings

The Federal Reserve has created the PPPLF, a lending facility that will allow us to obtain funding specifically for loans that we make under the PPP, and allow us to retain existing sources of liquidity for our traditional operations. During the second quarter of 2020 we pledged certain PPP loans as collateral for PPPLF borrowings, with $31.1 million of PPPLF borrowings at June 30, 2020. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in the limited usage during the quarter.  We will continue to evaluate additional utilization of the PPPLF during the remainder of 2020.

Stockholders’ Equity

Total stockholders’ equity was $283.3 million at June 30, 2020, a $30.9 million decrease from $314.1 million at December 31, 2019.  Our decrease in stockholders’ equity was primarily the result of our $26.1 million net loss for the six months ended June 30, 2020; included in this net loss was a $34.5 million goodwill impairment charge. On February 24, 2020, we completed our stock repurchase program authorized by the Board of Directors on April 24, 2019.  A total of 392,565 shares at an average price paid per share of $17.83, for an aggregate amount of $7.0 million, were repurchased under the program.  A total of 372,801 shares were repurchased during the first quarter of 2020 for an aggregate amount of $6.7 million.

Total stockholders’ equity at June 30, 2020 represents an equity to assets ratio of 11.5%, compared to 13.2% at December 31, 2019.  Our book value per common share was $15.14 at June 30, 2020, down $1.71 per share from March 31, 2020 and down $1.44 from December 31, 2019.  The decrease in book value per share was driven by the goodwill impairment charge in the second quarter 2020 of $1.84 per common share.

Results of Operations

A comparison between the six months ended June 30, 2020 and June 30, 2019 is presented below.

In the second quarter of 2020 we recorded a $34.5 million goodwill impairment charge that resulted in a net loss for the first six months of 2020 of $26.1 million, or a loss of $1.39 per diluted common share.  This compares to net income for the first six months of 2019 of $6.3 million, or $0.33 per diluted common share. The goodwill impairment charge, which was not tax deductible, reduced earnings for the first six months of 2020 by $34.5 million, or $1.84 per diluted common share.  Outside of the goodwill impairment, earnings increased $2.1 million, or $0.12 per diluted common share, in the first six months of 2020, compared to the same period in 2019, primarily as a result of the following: (a) a $2.4 million increase in securities gains in the first six months of 2020 (or $0.10 after tax per common share), (b) a $1.2 million tax benefit (or $0.06 per diluted common share) in the first six months of 2020 resulting from a net operating loss carryback provision in the CARES Act; (c) a $427 thousand reduction in prepayment penalties on FHLB advances in the first six months of 2020 (or $0.02 after tax per diluted common share); (d) $3.6 million of branch optimization expenses in the first six months of 2019 (or $0.14 after tax per diluted common share); and (e) $1.0 million in pretax income from PPP loans in the second quarter of 2020 (or $0.04 after tax per diluted common share).  These items were partially offset by: (a) a higher loan loss provision of $3.6 million  for the first six months of 2020 (or $0.14 after tax per diluted common share) as we increased our allowance for loan losses due to the current economic environment; (b) a $1.0 million decrease in pretax income as a result of exiting our mortgage banking activities of (or $0.04 after tax per diluted common share); and (c) a $1.0 million accrual related to potential litigation claims and $788 thousand of expenses attributable to the departure of our former CFO, each in the first six months of 2020 (combined, a $0.07 after tax decrease per diluted common share).

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

Net Interest Income

Net interest income for the first six months of 2020 was $35.6 million, an increase of $817 thousand from the first six months of 2019. Our net interest margin was 3.28% for the first six months of 2020, a decrease of 30 bp from the net interest margin of 3.58% in the first six months of 2019. Average earning assets for the first six months of 2020 were $2.19 billion, an increase of $227.7 million, or 11.6%, while total interest income decreased by $2.2 million when compared to the same period in 2019, as the 71 bp decrease in the yield on our earning assets more than offset growth in balances.  Our average interest-bearing liabilities for the first six months of 2020 increased by $64.1 million while interest expense decreased by $3.0 million when compared to the same period in 2019, as the 46 bp decrease in the average rate paid on our interest-bearing liabilities also more than offset growth in balances. The net accretion of fair value adjustments on acquired loans added 9 bp to our net interest margin in the first six months of 2020, a 1 bp decrease from 10 bp in the first six months of 2019. We expect the impact of this net accretion to continue declining in future periods. PPP loans, with an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, reduced the net interest margin by 3 bp for the first six months of 2020.

Interest Income

Interest income decreased $2.2 million, or 4.8%, to $43.7 million for the first six months of 2020 compared to $45.9 million for the same period in 2019. Interest income on loans and leases decreased $1.7 million, or 4.0%, for the first six months of 2020, compared to the same period in 2019, while average loans and leases increased by 9.9% to $1.82 billion for the first six months of 2020 when compared to the same period in 2019. The average yield on loans and leases of 4.37% for the first six months of 2020 was down 65 bp from the same period in 2019, driven primarily by the lower interest rate environment as well as the impact of the lower-yielding PPP loans. PPP loans reduced the average loan yield by 5 bp for the first six months of 2020. The average yield on available for sale securities decreased by 57 bp to 2.50%, as we added  $81.6 million of MBS in the first six months of 2020, compared to the same period in 2019, at lower yields.  Higher prepayment speeds within this portfolio also adversely impacted the portfolio’s yield. Reflective of the significant decline in the federal funds target rate, the average yield on our interest-bearing deposits with banks fell 137 bp to 0.60% in the first six months of 2020 compared to the same period in 2019.

Interest Expense

Interest expense decreased by $3.0 million, or 27.5%, to $8.1 million for the first six months of 2020, compared to $11.1 million for the same period in 2019. The average rate on interest-bearing liabilities decreased by 46 bp to 1.04% for the first six months of 2020 compared to the same period in 2019. Interest expense on deposits decreased by $2.0 million for the first six months of 2020 compared to the same period in 2019, while average interest-bearing deposits decreased by $27.5 million and the average rate paid on total interest-bearing deposits was down 30 bp for the first six months of 2020, compared to the same period in 2019.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February, with the full impact of those rate actions to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased $1.0 million while the average balance increased by $90.6 million for the first six months of 2020 when compared to the same period in 2019. The average rate paid on FHLB advances of 1.07% for the first six months of 2020 decreased by 153 bp when compared to the same period in 2019.

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

	Six months ended June 30,
	2020			2019
	Average	Income /	Yield /	Average	Income /	Yield /	Change
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$376,517	$8,034	4.29%	$337,331	$8,703	5.20%	(0.91)%
Commercial real estate	692,772	16,589	4.82	657,035	16,517	5.07	(0.25)
Construction and land	132,194	2,750	4.18	121,358	3,507	5.83	(1.64)
Residential real estate	499,572	10,193	4.10	486,882	11,170	4.63	(0.52)
Consumer	45,641	1,056	4.65	52,424	1,288	4.95	(0.30)
Paycheck Protection Program	71,357	896	2.52	—	—		2.52
Total loans and leases	1,818,053	39,518	4.37	1,655,030	41,185	5.02	(0.65)
Securities available for sale: (2)
U.S Gov agencies	75,523	1,024	2.73	104,233	1,431	2.77	(0.04)
Mortgage-backed	170,409	1,923	2.27	88,764	1,426	3.24	(0.97)
Corporate debentures	5,515	184	6.72	2,990	124	8.36	(1.64)
Total available for sale securities	251,447	3,131	2.50	195,987	2,981	3.07	(0.56)
Securities held to maturity: (2)	7,747	225	5.83	9,264	286	6.23	(0.39)
FHLB Atlanta stock, at cost	14,361	393	5.51	10,446	329	6.35	(0.85)
Interest bearing deposit in banks	85,521	254	0.60	65,031	636	1.97	(1.37)
Loans held for sale	9,894	179	3.64	23,530	512	4.39	(0.75)
Total earning assets	2,187,023	43,700	4.02%	1,959,288	45,929	4.73%	(0.71)%
Cash and due from banks	14,833			14,248
Bank premises and equipment, net	42,560			44,791
Other assets	217,474			223,198
Less: allowance for credit losses	(12,068)			(9,470)
Total assets	$2,449,822			$2,232,055
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$185,043	214	0.23%	$216,305	$542	0.51%	(0.27)%
Money market	367,218	1,047	0.57	355,429	1,282	0.73	(0.15)
Savings	137,240	70	0.10	138,703	124	0.18	(0.08)
Time deposits	540,691	4,262	1.59	547,256	5,620	2.07	(0.49)
Total interest-bearing deposits	1,230,192	5,593	0.91	1,257,693	7,568	1.21	(0.30)
Borrowings:
FHLB advances	288,407	1,532	1.07	197,763	2,548	2.60	(1.53)
Fed funds and other borrowings	11,707	17	0.29	10,950	26	0.48	(0.19)
Subordinated debt	28,282	913	6.49	28,094	959	6.88	(0.39)
Total borrowings	328,396	2,462	1.51	236,807	3,533	3.01	(1.50)
Total interest-bearing funds	1,558,588	8,055	1.04%	1,494,500	11,101	1.50%	(0.46)%
Noninterest-bearing deposits	548,390			416,647
Other liabilities	25,864			20,336
Total liabilities	2,132,842			1,931,483
Stockholders' equity	316,980			300,572
Total liabilities & equity	$2,449,822			$2,232,055
Net interest rate spread (3)		$35,645	2.98%		$34,828	3.23%
Effect of noninterest-bearing funds			0.30			0.35
Net interest margin on earning assets (4)			3.28%			3.58%

(1)Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Six months ended June 30,
	2020 vs. 2019
	Due to variances in
(in thousands)	Total	Rates	Volumes
Interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(669)	$(1,529)	$860
Commercial real estate	72	(830)	902
Construction and land	(757)	(992)	235
Residential real estate	(977)	(1,267)	290
Consumer	(232)	(79)	(153)
Paycheck Protection Program	896	—	896
Total interest on loans and leases	(1,667)	(4,697)	3,030
Securities available for sale:
U.S. Gov agencies	(407)	(22)	(385)
Mortgage-backed	497	(429)	926
Corporate debentures	60	(24.44)	84
Total interest on available for sale securities	150	(475)	625
Securities held to maturity	(61)	(18)	(43)
FHLB Atlanta stock, at cost	64	(44)	108
Interest bearing deposit in banks	(382)	(444)	62
Loans held for sale	(333)	(88)	(245)
Total interest income	(2,229)	(5,766)	3,537
Interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(328)	(293)	(35)
Money market	(235)	(272)	37
Savings	(54)	(53)	(1)
Time deposits	(1,358)	(1,322)	(36)
Total deposit on deposits	(1,975)	(1,940)	(35)
Borrowings:
FHLB advances	(1,016)	(1,505)	489
Fed funds and other borrowings	(9)	(10)	1
Subordinated debt	(46)	(55)	9
Totaal interest on borrowings	(1,071)	(1,570)	499
Total interest expense	(3,046)	(3,510)	464
Net interest earned	$817	$(2,256)	$3,073

Provision for Credit Losses

We recorded a provision for credit losses of $6.4 million for the first six months of 2020, compared to a $2.8 million provision for the first six months of 2019, an increase of $3.6 million.  The first six months of 2020 provision, net of net charge-offs of $490 thousand, resulted in an increase in the allowance for credit losses of $6.0 million.  The first six months of 2019 provision, net of net charge-offs of $3.6 million, resulted in a decrease in the allowance of $753 thousand. The increase in our allowance for credit losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets” and “Allowance for Credit Losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following table presents the major categories of noninterest income for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,
(in thousands)	2020	2019	Change	% Change
Service charges on deposit accounts	$1,075	$1,311	$(236)	(18.0)%
Realized and unrealized gains on mortgage banking activity	1,036	3,793	(2,757)	(72.7)
Gain on the sale of securities	3,044	658	2,386	(362.6)
Gain (loss) on the disposal of bank premises & equipment	6	(83)	89	107.2
Income from bank owned life insurance	886	907	(21)	(2.3)
Loan related fees and service charges	755	2,038	(1,283)	(63.0)
Other operating income	1,323	1,752	(429)	(24.5)
Total noninterest income	$8,125	$10,376	$(2,251)	(21.7)%

Noninterest income was $8.1 million for the six months ended June 30, 2020, a decrease of $2.3 million, or 21.7%, compared to $10.4 million for the same period in 2019.  Two primary components contributing to the change in noninterest income for the first six months of 2020 were the $3.6 million decrease in noninterest income attributable to exiting our mortgage banking activities, partially offset by the $2.4 million increase in gain on the sale of investment securities. Outside of noninterest income from mortgage banking activities and securities gains, noninterest income was $3.7 million for the first six months of 2020, down $1.0 million compared to the same period in 2019.

Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item “loan related fees and service charges.” Noninterest income attributable to our mortgage banking activities was $1.4 million in the first six months of 2020, compared to $5.1 million in the first six months of 2019.   In connection with the exit of our mortgage banking activities, we completed the processing of the remaining residential first lien mortgage pipeline during the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020.

During the quarter ended June 30, 2020, we embarked on a strategy to monetize certain unrealized gains in our mortgage-backed securities (“MBS”) portfolio by selling $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. Securities gains increased by $2.4 million over the $658 thousand recorded in the same period of 2019.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, decreased $236 thousand in the first six months of 2020.  While the traditional banking fee component was up $121 thousand, NSF and overdraft fees were down $356 thousand from the first six months of 2019, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges decreased $1.3 million in the first six months of 2020, compared to the same period in 2019, which included $389 thousand and $1.3 million related to our now exited mortgage banking activities in the first six months of 2020 and 2019, respectively. Outside of our mortgage banking activities, we had loan related fees and service charges of $366 thousand in the first six months of 2020, compared to $718 thousand in the same period of 2019, a reduction of $352 thousand. The first six months of 2019 also included an early loan payoff fee of $308 thousand.

Other operating income, which consisted mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, decreased $429 thousand in the first six months of 2020 compared to the first six months of 2019.  Fee income from merchant card activity declined by $281 thousand, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity. Additionally, the first six months of 2019 included a one-time refund of $100 thousand.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,
(in thousands)	2020	2019	Change	% Change
Compensation and benefits	$14,700	$16,306	$(1,606)	(9.8)%
Occupancy and equipment	2,275	6,754	(4,479)	(66.3)
Marketing and business development	903	941	(38)	(4.0)
Professional fees	1,360	1,503	(143)	(9.5)
Data processing fees	1,776	2,525	(749)	(29.7)
FDIC assessment	499	568	(69)	(12.1)
Other real estate owned	346	131	215	164.1
Loan production expense	660	1,220	(560)	(45.9)
Amortization of core deposit intangible	1,379	1,551	(172)	(11.1)
Other operating expense	3,789	2,812	977	34.7
Total noninterest expense before goodwill impairment	27,687	34,311	(6,624)	(19.3)
Goodwill impairment	34,500	—	34,500	N/M
Total noninterest expense	$62,187	$34,311	$27,876	81.2%

Noninterest expenses were $62.2 million for the first six months of 2020, an increase of $27.9 million compared to $34.3 million for the first six months of 2019.  In the second quarter of 2020 we recorded a $34.5 million goodwill impairment charge. Noninterest expenses attributable to our now exited mortgage banking activities were $1.4 million for the first six months of 2020, down $2.8 million from the same period in 2019.  Outside of our goodwill impairment charge and mortgage banking expenses, noninterest expenses were $26.2 million for the first six months of 2020, down $3.8 million, or 12.6%, from the same period in 2019. The first six months of 2019 included a $3.6 million branch optimization charge, while the first six months of 2020 included $788 thousand of expenses attributable to the departure of our former CFO and a $1.0 million accrual related to potential litigation claims.

Compensation and benefits expense are the largest component of our noninterest expenses, and decreased by $1.6 million in the first six months of 2020, compared to the same period in 2019.  Compensation and benefits expense attributable to our now exited mortgage banking activities were $928 thousand in the first six months of 2020, compared to $3.1 million in the first six months of 2019, a $2.1 million decrease. Compensation and benefits other than from mortgage banking activities were $13.8 million in the first six months of 2020 compared to $13.2 million in the first six months of 2019, an increase of $529 thousand.  Included in this increase was $698 thousand of expenses attributable to the departure of our former CFO. In addition, the compensation expense savings resulting from our branch optimization initiative in 2019 were offset by increased compensation costs as we continued to build our commercial banking team. Offsetting this increase was net loan origination costs deferred on PPP loans of $242 thousand.

Occupancy and equipment expense decreased $4.5 million in the first six months of 2020 compared to the same period in 2019, primarily related to a branch optimization charge of $3.6 million in the first six month of 2019. The projected cost savings from our 2019 branch optimization initiative have been realized, as we closed three branch locations in 2019 and consolidated two other existing branch locations into a new smaller branch location during the first six months of 2020.

Data processing expenses decreased by $749 thousand for the first six months of 2020 as we realize the benefits from our renegotiated core processing contract. Loan production expenses decreased by $560 thousand, with $352 thousand of the decrease attributable to our now exited mortgage banking activities. Other real estate owned expenses increased by $215 thousand in the first six months of 2020, compared to the same period in 2019, as a result of an increase in OREO valuation allowances of $192 thousand.

Other operating expenses increased by $977 thousand in the first six months of 2020 compared to the same period in 2019.  Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, litigation-related accruals, prepayment penalties and other miscellaneous expenses. The increase in other expenses in the first six months of 2020, compared to the same period in 2019, primarily resulted from a $1.0 million accrual for potential litigation claims stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank.  We also reevaluated certain expense accruals during the first quarter of 2020 and recorded $403 thousand of additional expenses within this expense category. These increases were partially offset by a $427 thousand decrease in prepayment penalties on FHLB advances in the first six months of 2020, compared to the same period in 2019.

Income Tax Expense

For the first six months of 2020, we recorded an income tax expense of $1.2 million compared to $1.7 million for the first six months of 2019. The goodwill impairment charge of $34.5 million recorded during the second quarter of 2020 was not tax deductible. The first six months of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017, to tax years ending up to five years earlier. As a result, we will be able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years.  Our effective tax rate for the first six months of 2020 was (4.8)%; outside the impact of the $34.5 million non-deductible goodwill impairment charge and the $1.2 million benefit from the CARES Act, the effective tax rate for the first six months of 2020 would have been 24.7%.

Income tax expense for the first six months of 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from BOLI contracts that were acquired in certain tax-free merger transactions. As a result of this change, we recognized a $232 thousand net reduction in income tax expense in the first quarter of 2019 pertaining to BOLI income that was earned, and initially treated as subject to income tax, in 2018. Our effective tax rate for the first six months of 2019 was 21.3%; outside the impact of this item, the effective tax rate for the first six months of 2019 would have been 24.1%.

A comparison between the three months ended June 30, 2020 and June 30, 2019 is presented below.

In the second quarter of 2020, we recorded a $34.5 million goodwill impairment charge that resulted in a net loss of $29.4 million, or a loss of $1.57 per diluted common share.  This compares to net income for the second quarter of 2019 of $2.1 million, or $0.11 per diluted common share. The goodwill impairment charge, which was not tax deductible, reduced earnings for the second quarter of 2020 by $34.5 million, or $1.84 per diluted common share.  Outside of the goodwill impairment, earnings increased $3.0 million, or $0.16 per diluted common share, in the second quarter of 2020, compared to 2019, primarily as a result of the following: (a) a $2.4 million increase in securities gains ($0.10 after tax per common share) in the second quarter of 2020, (b) a $427 thousand reduction in prepayment penalties on FHLB advances (or $0.02 after tax per diluted common share) in the second quarter of 2020; (c) a $3.6 million branch optimization charge (or $0.14 after tax per diluted common share)in the second quarter of 2019; and (d) $1.0 million in pretax income from PPP loans in the second quarter of 2020 (or $0.04 after tax per diluted common share).  These items were partially offset by: (a) a higher loan loss provision of $1.9 million for the second quarter of 2020 (or $0.08 after tax per diluted common share) as we increased our allowance for loan losses due to the current economic environment; (b) a $1.2 million decrease in pretax income in the second quarter of 2020, as a result of exiting our mortgage banking activities (or $0.05 after tax per diluted common share); and (c) a $1.0 million accrual related to potential litigation claims in the second quarter of 2020 (or $0.04 after tax decrease per diluted common share).

Net Interest Income

Net interest income for the second quarter of 2020 was $18.1 million, an increase of $766 thousand from the second quarter of 2019. Our net interest margin was 3.22% for the second quarter of 2020, a decrease of 31 bp from the net interest margin of 3.53% in the second quarter of 2019. Average earning assets for the second quarter of 2020 were $2.27 billion, an increase of $294.7 million, or 15.0%, while total interest income decreased by $1.7 million when compared to the same period in 2019, as the 90 bp decrease in the average yield on our interest-earning assets more than offset growth in balances.  Our average interest-bearing liabilities for the second quarter of 2020 increased by $48.1 million while interest expense decreased by $2.4 million when compared to the same period in 2019, as the 67 bp decrease in the average rate paid on our interest-bearing liabilities more than offset the growth in balances. The net accretion of fair value adjustments on acquired loans added 9 bp to our net interest margin in the second quarter of 2020, a 3 bp decrease from 12 bp in the second quarter of 2019. We expect the impact of this net accretion to continue declining in future periods. PPP loans, with an average yield of 2.53% and an interest spread (net of an assumed funding cost at 0.35%) of 2.18%, reduced the net interest margin by 7 bp in the second quarter of 2020.

Interest Income

Interest income decreased by $1.7 million, or 7.2%, to $21.5 million for the second quarter of 2020, compared to $23.1 million for the second quarter of 2019. Interest income on loans and leases decreased by $1.3 million, or 6.1%, for the second quarter of 2020, compared to the second quarter of 2019, while average loans and leases increased by 12.7% to $1.88 billion for the second quarter of 2020, compared to the second quarter of 2019. The average yield on loans and leases of 4.18% for the second quarter of 2020 was down 82 bp from the second quarter of 2019, primarily driven by the lower interest rate environment as well as the impact of the lower-yielding PPP loans. PPP loans reduced the average loan yield by 13 bp for the second quarter of 2020. The average yield on available for sale securities decreased by 76 bp to 2.29%, as we added $101.5 million in MBS for the second quarter of 2020, compared to the same period in 2019, at lower yields.  Higher prepayment speeds within this portfolio also adversely impacted the portfolio’s yield. Reflective of the significant decline in the federal funds target rate, the average yield on our interest-bearing deposits with banks fell 166 bp to 0.09% in the second quarter of 2020 compared to the same period in 2019.

Interest Expense

Interest expense decreased by $2.4 million, or 42.1%, to $3.4 million for the second quarter of 2020, compared to $5.8 million for the same period in 2019. The average rate on our interest-bearing liabilities decreased by 67 bp to 0.87% for the second quarter of 2020 compared to the second quarter of 2019. Interest expense on deposits decreased by $1.6 million for the second quarter of 2020 compared to the same period in 2019, while our average interest-bearing deposits decreased by $17.2 million and the average rate on total interest-bearing deposits was down 50 bp. We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February, with the full impact of those rate actions to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased $788 thousand while the average balance increased $55.8 million. The average rate on FHLB advances dropped 179 bp to 0.80% in the second quarter of 2020, compared to the same period in 2019.

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

	Three months ended June 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$375,835	$3,730	3.99%	$345,180	$4,478	5.20%	(1.21)%
Commercial real estate	694,613	8,143	4.71	664,079	8,407	5.08	(0.36)
Construction and land	132,899	1,287	3.89	116,057	1,686	5.83	(1.93)
Residential real estate	490,110	4,948	4.06	493,003	5,598	4.55	(0.49)
Consumer	45,619	536	4.73	51,174	641	5.02	(0.30)
Paycheck Protection Program	142,715	896	2.53	—	—	—	2.53
Total loans and leases	1,881,791	19,540	4.18	1,669,493	20,810	5.00	(0.82)
Securities available for sale: (2)
U.S Gov agencies	80,217	532	2.67	97,128	669	2.76	(0.10)
Mortgage-backed	189,419	945	2.01	87,954	699	3.19	(1.18)
Corporate debentures	5,507	92	6.72	2,979	62	8.35	(1.63)
Total available for sale securities	275,143	1,569	2.29	188,061	1,430	3.05	(0.76)
Securities held to maturity: (2)	7,745	112	5.82	9,278	143	6.18	(0.37)
FHLB Atlanta stock, at cost	13,015	220	6.78	10,615	167	6.31	0.47
Interest bearing deposit in banks	86,181	20	0.09	62,629	274	1.75	(1.66)
Loans held for sale	1,365	13	3.83	30,432	321	4.23	(0.40)
Total earning assets	2,265,240	21,474	3.81%	1,970,508	23,145	4.71%	(0.90)%
Cash and due from banks	16,056			13,853
Bank premises and equipment, net	42,431			44,567
Other assets	219,487			226,852
Less: allowance for credit losses	(13,417)			(8,980)
Total assets	$2,529,797			$2,246,800
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$186,781	57	0.12%	$207,159	$248	0.48%	(0.36)%
Money market	365,658	342	0.38	354,808	670	0.76	(0.38)
Savings	140,904	25	0.07	139,673	66	0.19	(0.12)
Time deposits	557,401	1,959	1.41	566,284	3,020	2.14	(0.73)
Total interest-bearing deposits	1,250,744	2,383	0.77	1,267,924	4,004	1.27	(0.50)
Borrowings:
FHLB advances	255,945	506	0.80	200,186	1,294	2.59	(1.80)
Fed funds and other borrowings	16,747	13	0.30	7,468	13	0.70	(0.40)
Subordinated debt	28,307	452	6.42	28,112	480	6.85	(0.43)
Total borrowings	300,999	971	1.30	235,766	1,787	3.04	(1.74)
Total interest-bearing funds	1,551,743	3,354	0.87%	1,503,690	5,791	1.54%	(0.68)%
Noninterest-bearing deposits	632,080			414,502
Other liabilities	26,822			25,009
Total liabilities	2,210,645			1,943,201
Stockholders' equity	319,152			303,599
Total liabilities & equity	$2,529,797			$2,246,800
Net interest rate spread (3)		$18,120	2.94%		$17,354	3.17%
Effect of noninterest-bearing funds			0.28			0.36
Net interest margin on earning assets (4)			3.22%			3.53%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended June 30,
	2020 vs. 2019
	Due to variances in
(in thousands)	Total	Rates	Volumes
Interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(748)	$(1,040)	$292
Commercial real estate	(264)	(599)	335
Construction and land	(399)	(557)	158
Residential real estate	(650)	(605)	(45)
Consumer	(105)	(38)	(67)
Paycheck Protection Program	896	—	896
Total interest on loans and leases	(1,270)	(2,840)	1,570
Securities available for sale:
U.S. Gov agencies	(137)	(23)	(114)
Mortgage-backed	246	(258)	504
Corporate debentures	30	(12)	42
Total interest on available for sale securities	139	(293)	432
Securities held to maturity	(31)	(8)	(23)
FHLB Atlanta stock, at cost	53	12	41
Interest bearing deposit in banks	(254)	(259)	5
Loans held for sale	(308)	(30)	(278)
Total interest income	(1,671)	(3,418)	1,747

Interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(191)	(184)	(7)
Money market	(328)	(336)	8
Savings	(41)	(41)	—
Time deposits	(1,061)	(1,022)	(39)
Total deposit on deposits	(1,621)	(1,583)	(38)
Borrowings:
FHLB advances	(788)	(895)	107
Fed funds and other borrowings	—	(7)	7
Subordinated debt	(28)	(30)	2
Totaal interest on borrowings	(816)	(932)	116
Total interest expense	(2,437)	(2,515)	78
Net interest earned	$766	$(903)	$1,669

Provision for Credit Losses

We recorded a provision for credit losses of $3.0 million for the second quarter of 2020, compared to a $1.1 million provision for the second quarter of 2019, an increase of $1.9 million. The second quarter of 2020 provision, net of net charge-offs of $28 thousand, resulted in an increase in the allowance for credit losses of $3.0 million. The second quarter of 2019 provision, net of net charge-offs of $744 thousand, resulted in an increase in the allowance of $366 thousand. The increase in our allowance for credit losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets” and “Allowance for Credit Losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,
(in thousands)	2020	2019	$ Change	% Change
Service charges on deposit accounts	$432	$684	$(252)	(36.8)%
Realized and unrealized gains on mortgage banking activity	—	2,308	(2,308)	(100.0)
Gain (loss) on the sale of securities	3,044	658	2,386	362.6
Loss on the disposal of bank premises & equipment	6	(83)	89	(107.2)
Income from bank owned life insurance	441	460	(19)	(4.1)
Loan related fees and service charges	175	995	(820)	(82.4)
Other operating income	661	819	(158)	(19.3)
Total noninterest income	$4,759	$5,841	$(1,082)	(18.5)%

Noninterest income was $4.8 million for the quarter ended June 30, 2020, a decrease of $1.1 million, or 18.5%, compared to $5.8 million for the same period in 2019.  Two primary components contributed to the change in noninterest income in the second quarter of 2020 were the $3.1 million decrease in noninterest income attributable to exiting our mortgage banking activities, partially offset by the $2.4 million increase in gain on the sale of investment securities. Outside of noninterest income from mortgage banking activities and securities gains, noninterest income was $1.7 million for the first six months of 2020, down $356 thousand compared to $2.1 million for the same period in 2019.

Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item “loan related fees and service charges.” We had no noninterest income attributable to our mortgage banking activities in the second quarter of 2020, compared to $3.1 million in the second quarter 2019. In connection with the exit of our mortgage banking activities, we completed the processing of the remaining residential first lien mortgage pipeline during the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020.

During the quarter ended June 30, 2020, we embarked on a strategy to monetize certain unrealized gains in our MBS portfolio, selling $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. Securities gains increased by $2.4 million over the $658 thousand recorded in the same period of 2019.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, decreased  $252 thousand in the second quarter of 2020, compared to the same period in 2019.  While the traditional banking fee component was up slightly, NSF and overdraft fees were down $273 thousand from the second quarter of 2019, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges decreased $822 thousand in the second quarter of 2020, compared to the same period in 2019, which included $816 thousand related to our now exited mortgage banking activities in the second quarter of 2019.  We had no noninterest income attributable to mortgage banking activities in the second quarter of 2020.  Outside of our mortgage banking activities, loan related fees and service charges was $175 thousand for the second quarter of 2020, a reduction of $4 thousand from the second quarter of 2019.

Other operating income, which consisted mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, decreased $158 thousand in the second quarter of 2020 compared to the second quarter of 2019.  Fee income from merchant card activity declined by $171 thousand, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,
(in thousands)	2020	2019	$ Change	% Change
Compensation and benefits	$6,259	$8,272	$(2,013)	(24.3)%
Occupancy and equipment	1,242	5,183	(3,941)	(76.0)
Marketing and business development	453	484	(31)	(6.4)
Professional fees	634	718	(84)	(11.7)
Data processing fees	849	1,147	(298)	(26.0)
FDIC assessment	287	281	6	2.1
Other real estate owned	268	104	164	157.7
Loan production expense	192	700	(508)	(72.6)
Amortization of core deposit intangible	680	767	(87)	(11.3)
Other operating expense	2,264	1,798	466	25.9
Total noninterest expense before goodwill impairment	13,128	19,454	(6,326)	(32.5)
Goodwill impairment	34,500	—	34,500	N/M
Total noninterest expense	$47,628	$19,454	$28,174	144.8%

Noninterest expenses were $47.6 million for the second quarter of 2020, an increase of $28.2 million compared to $19.5 million for the second quarter of 2019. In the second quarter of 2020 we recorded a $34.5 million goodwill impairment charge. We recorded no noninterest expenses attributable to our now exited mortgage banking activities in the second quarter of 2020, compared to $2.1 million for the same period in 2019.  Outside of our goodwill impairment charge and mortgage banking expenses, noninterest expenses were $13.1 million for the second quarter of 2020, down $4.2 million, or 24.3%, from the same period in 2019. The second quarter of 2019 included a $3.6 million branch optimization charge, while the second quarter of 2020 included a $1.0 million litigation accrual.

Compensation and benefits expense are the largest component of our noninterest expenses, and decreased by $2.0 million in second quarter of 2020, compared to the same period in 2019.  We recorded no compensation and benefits expense attributable to our now exited mortgage banking activities in the second quarter of 2020, compared to $1.5 million in the second quarter of 2019. Compensation and benefits not related to mortgage banking were $6.3 million in the second quarter of 2020 compared to $6.8 million in the second quarter of 2019, a decrease of $557 thousand.  Compensation and benefits expense was reduced in the second quarter of 2020 as a result of the net loan origination costs deferred on PPP loans of $242 thousand.

Occupancy and equipment expense decreased $3.9 million in the second quarter of 2020 compared to the second quarter of 2019, primarily related to a $3.6 million branch optimization charge in the second quarter of 2019. The projected cost savings from our 2019 branch optimization initiative have been realized, as we closed three branch locations in 2019 and consolidated two other existing branch locations into a new smaller branch location during the first quarter of 2020.

Data processing expenses decreased by $298 thousand for the second quarter of 2020 as we realize the benefits from our renegotiated core processing contract. Loan production expenses decreased by $508 thousand, with $338 thousand of the decrease attributable to our now exited mortgage banking activities. Other real estate owned expenses increased by $164 thousand in the second quarter of 2020 compared to the same period in 2019 as a result of an increase in OREO valuation allowances of $171 thousand.

Other operating expenses increased by $466 thousand in the second quarter of 2020 compared to the same period in 2020.  Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, litigation-related accruals, prepayment penalties and other miscellaneous expenses. The increase in other expenses in the second quarter of 2020, compared to the second quarter of 2019, primarily resulted from a $1.0 million accrual for potential litigation claims stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank, partially offset by a $427 thousand decrease in prepayment penalties on FHLB advances.

Income Tax Expense

For the second quarter of 2020, we recorded an income tax expense of $1.7 million compared to $543 thousand for the second quarter of 2019. The goodwill impairment charge of $34.5 million recorded during the second quarter of 2020 was not tax deductible. Our effective tax rate for the second quarter of 2020 was (6.0%); outside the impact of the $34.5 million non-deductible goodwill impairment charge, our effective tax rate for the second quarter of 2020 would have been 24.6%. Our effective tax rate for the second quarter of 2019 was 20.6%.

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

The CARES Act permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, federal banking regulators issued, shortly before the CARES Act was enacted, an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

As noted above, the term “portfolio loans,” represents a non-GAAP measure defined as total loans (which term includes leases), but excluding our PPP loans. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below under “Use of Non-GAAP Measures.”  We commenced making loans under the PPP program in the second quarter of 2020.

As of June 30, 2020, a total of $291.4 million of loans (representing 15.3% of total loans and leases or 17.1% of portfolio loans were performing under some form of deferral or other payment relief. By comparison, $347.0 million of loans (representing 19.7% of March 31, 2020 total loans and leases) were performing under some form of deferral or other payment relief as of May 8, 2020. As of August 6, 2020, $159.0 million of loans (representing 8.4% of total loans and leases or 9.3% of portfolio loans) were performing under some form of deferral or other payment relief. We expect that some requests for payment deferral extensions will continue during the third quarter while other borrowers currently on payment deferral will resume payments.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	June 30,	December 31,
(in thousands)	2020	2019
Non-accrual loans:
Real estate loans:
Construction and land	$347	$481
Residential - first lien	12,716	12,162
Residential - junior lien	1,365	786
Commercial owner occupied	800	566
Commercial non-owner occupied	576	1,725
Commercial and leases	1,237	1,960
Consumer	102	127
Total non-accrual loans	17,143	17,807
Accruing troubled debt restructured loans:
Real estate loans:
Residential - first lien	963	968
Commercial and leases	363	367
Total accruing troubled debt restructured loans	1,326	1,335
Total non-performing loans	18,469	19,142
Other real estate owned:
Land	1,092	1,559
Residential - first lien	1,045	1,344
Commercial non-owner occupied	—	195
Total other real estate owned	2,137	3,098
Total non-performing assets	$20,606	$22,240
Ratios:
Non-performing loans to total loans and leases	0.97%	1.10%
Non-performing loans to portfolio loans (1)	1.08%	1.10%
Non-performing assets to total assets	0.84%	0.94%
Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$423	$47
Total loans past due 90 days and still accruing	$423	$47

(1)	Portfolio loans is a non-GAAP measure defined as total loans and leases excluding the PPP loans (refer to the “Use of Non-GAAP Financial Measures” section for additional detail).

Nonperforming Loans

Included in non-accrual loans at June 30, 2020 are four TDRs with a new carrying balance totaling $675 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were four TDRs totaling $1.3 million that were performing in accordance with their modified terms at June 30, 2020. There were no additional TDRs during the first six months of 2020.

Nonperforming loans were $18.5 million, or 0.97% of total loans and leases and 1.08% of portfolio loans, at June 30, 2020. Nonperforming loans were down $673 thousand from $19.1 million, or 1.10% of total loans and leases, at December 31, 2019.  The decrease was the result of $3.6 million in payoffs and $614 thousand of charge-offs, offset by $3.5 million of new nonaccruals in 2020. $564 thousand of the 2020 nonperforming loan charge-offs were attributable to the full charge-off of loans to one borrower during the first quarter of 2020 where we had recorded a specific allocation of the allowance for credit losses of $500 thousand at December 31, 2019.

The composition of our nonperforming loans at June 30, 2020 is further described below:

Non-Accrual Loans:

●	One construction and land loan
●	52 residential first lien loans, two with a combined fair value of $2.4 million in the process of foreclosure
●	27 residential junior lien loans, one with a fair value of $23 thousand in the process of foreclosure
●	Three commercial owner-occupied loans
●	Five commercial non-owner-occupied loans
●	Six commercial loans
●	One consumer loan

Accruing TDRs:

●	Two residential real estate loans
●	Two commercial loans

Nonperforming Assets

Our nonperforming assets were $20.6 million, or 0.84% of total assets, at June 30, 2020 compared to $22.2 million, or 0.94% of total assets, at December 31, 2019. Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming assets decreased $1.6 million during the first six months of 2020, with $673 thousand of the decrease attributable to nonperforming loans and $961 thousand attributable to a decrease in other real estate owned.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as Other Real Estate Owned (“OREO”).  When a property is acquired as a result of foreclosure, it is recorded at fair value less the anticipated costs to sell at the date of foreclosure.  If there is a subsequent change in the value of OREO, we record a valuation allowance to adjust the carrying value of the real estate to its current fair value less estimated disposal costs.  Costs relating to holding such real estate are expensed in the current period while costs relating to improving such real estate are capitalized up to the property’s net realizable value until a saleable condition is reached.  Costs in excess of the property’s net realizable value would be expensed in the current period.

Our OREO totaled $2.1 million at June 30, 2020, a $961 thousand decrease from $3.1 million at December 31, 2019. Included in noninterest expenses during the first six months of 2020 was $257 thousand attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated costs to sell, was insufficient to cover the recorded OREO amount. There was a $65 thousand increase in valuation allowances for the same period of 2019. In addition, we sold several parcels of land, one commercial real estate property, and one residential real estate property with a combined net carrying balance of $755 thousand. These sales resulted in a $28 thousand net loss on the disposition of OREO in 2020. We added one new residential real estate property with a carrying balance of $51 thousand in 2020.

OREO at June 30, 2020 consisted of:

●	Several parcels of unimproved land.
●	Four residential 1-4 family properties.

Allowance for Credit Losses

Our allowance for credit losses (the “allowance”) at June 30, 2020 was $16.4 million, up $6.0 million from $10.4 million at December 31, 2019. Net charge-offs for the first six months of 2020 were $490 thousand while we recorded a $6.4 million provision for credit losses.  The allowance was 0.86% of total loans and leases and 0.96% of portfolio loans at June 30, 2020, compared to 0.60% of total loans and leases at December 31, 2019. The allowance was also 88.56% of nonperforming loans at June 30, 2020, an increase of 34.22% from 54.34% of nonperforming loans at December 31, 2019. The $6.0 million increase in our allowance was primarily the result of management’s response to the COVID-19 pandemic and changes in the qualitative factors discussed below.

COVID-19 and Our Evaluation of the Allowance

The June 30, 2020 allowance reflects management’s assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Our approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans.  Based on our review, we determined that some risk rating downgrades had occurred and were factored into the quantitative allowance at June 30, 2020.

We then reviewed our qualitative factors and identified three factors that warranted further evaluation:

●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
●	Changes in the value of underlying collateral for collateral-dependent loans.

Our evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, we considered the dramatic rise in the unemployment rate in our market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, we noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020. While the rate of change in average weekly initial unemployment claims slowed during the second quarter of 2020, they were still 13 times higher than the average weekly claims for the first eleven weeks of 2020.  While the Maryland economy has substantially reopened, the decline in economic activity during the second quarter and the heightened risk of setbacks in the pace of reopening the economy resulted in an increase in this qualitative factor applied to all loan portfolio categories.

We also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. We performed an analysis of our loan portfolio to identify our exposure to industry segments that we believe may potentially be the most highly impacted by COVID-19. Based on our evaluation, the following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19.  Loan balances and total credit exposures are as of June 30, 2020 while the modification and SBA PPP balances are as of July 24, 2020; note that the column “SBA PPP Loan Relief” indicates the amount of PPP loans received by the Company’s borrowers in each of the identified loan segments.

		As % of		As % of	Balance	As % of		As % of
($in millions)	Loan	Total	Total	Total	with	Total	SBA PPP	Loans
Loan Category	Balance	Loans (1)	Exposure (2)	Exposure	Modifications	Category	Loan Relief	Category
CRE - retail	$109.1	6.4%	$109.1	5.3%	$27.2	24.9%	$—	0.0%
Hotels	60.8	3.6%	62.8	3.0%	52.7	86.6%	1.5	2.5%
CRE - residential rental	47.8	2.8%	47.8	2.3%	8.8	18.4%	—	0.0%
Nursing and residential care	39.7	2.3%	44.8	2.2%	2.5	6.4%	2.2	5.6%
Retail trade	23.6	1.4%	38.3	1.9%	2.1	8.9%	12.9	54.7%
Restaurants and caterers	28.4	1.7%	32.0	1.6%	19.5	68.5%	14.7	51.6%
Religious and similar organizations	29.1	1.7%	31.1	1.5%	3.3	11.4%	6.1	20.8%
Arts, entertainment, and recreation	15.0	0.9%	17.6	0.9%	7.5	49.9%	3.2	21.0%
Total - selected categories	$353.6	20.7%	$383.5	18.6%	$123.6	35.0%	$40.5	11.5%

(1)	Portfolio loans is a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail

(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The breakdown by loan portfolio segment is as follows:

		As % of
($in millions)	Loan	Total
Loan Portfolio Segment	Balance	Loans (1)
Commercial real estate - non-owner occupied	$206.9	12.1%
Commercial real estate - owner occupied	65.4	3.8%
Construction and land	51.9	3.0%
Commercial loans and leases	28.7	1.7%
Other	0.6	—%
Total	$353.6	20.7%

(1)	Portfolio loans is a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail

The potentially highly impacted loan exposures noted in the above tables (the “high impacts”) were concentrated in non-owner-occupied commercial real estate (58.5% of total high impacts), owner-occupied commercial real estate (18.5% of total high impacts), construction and land (14.7% of total high impacts), and commercial loans (8.1% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories.

Our evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  Excluding the high impact portfolios, we concluded that 55% of our non-owner-occupied commercial real estate portfolio was not included in the high impact exposure. An increase in this qualitative factor was applied to our non-owner-occupied commercial real estate portfolio.

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

1)Specific allowances are established for loans classified as Substandard or Doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances for credit losses; and
2)General allowances established for credit losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

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

The adjustments to historical loss experience are based on our evaluation of several qualitative factors, including:

●	changes in lending policies, procedures, and practices;
●	changes in international, national, state and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	changes in the nature and volume of the loan portfolio;
●	changes in the experience, ability and depth of the lending staff;
●	changes in the volume and severity of past due, nonaccrual, and adversely classified loans;
●	changes in the quality of our loan review system;
●	changes in the value of underlying collateral for collateral-dependent loans;
●	the existence of any concentrations of credit, and changes in the level of such concentrations;
●	the effect of other external factors such as competition and legal and regulatory requirements; and
●	any other factors that management considers relevant to the quality or performance of the loan portfolio.

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

The following table sets forth activity in our allowance for credit losses for the periods ended:

	June 30,	December 31,
(in thousands)	2020	2019
Balance at beginning of year	$10,401	$9,873
Charge-offs:
Real estate
Construction and land loans	—	(282)
Residential first lien loans	(33)	(518)
Residential junior lien loans	—	(532)
Commercial owner occupied loans	—	(46)
Commercial non-owner occupied loans	(23)	(2,026)
Commercial loans and leases	(549)	(622)
Consumer loans	(9)	(210)
Total charge-offs	(614)	(4,236)
Recoveries:
Real estate
Construction and land loans	—	80
Residential first lien loans	3	—
Residential junior lien loans	52	115
Commercial non-owner occupied loans	—	17
Commercial loans and leases	67	357
Consumer loans	2	2
Total recoveries	124	571
Net charge-offs	(490)	(3,665)
Provision for credit losses	6,445	4,193
Balance at end of year	$16,356	$10,401

Allowance as a % of total loans and leases	0.86%	0.60%
Allowance as a % of portfolio loans (1)	0.96	0.60
Allowance as a % of nonperforming loans	88.56	54.34
Net charge-offs to average loans and leases (2)	0.06	0.22
Provision for credit losses to average loans and leases (2)	0.74	0.25

(1)	Portfolio loans is a non-GAAP measure defined as total loans and leases excluding the PPP loans (refer to the “Use of Non-GAAP Financial Measures” section for additional detail).
(2)	Annualized

Allocation of Allowance for Credit Losses

The following tables set forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance for credit losses is attributable to this loan portfolio segment.

	June 30, 2020		December 31, 2019
(in thousands)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Construction and land loans	$1,525	6.8%	$1,256	7.3%
Residential first lien loans	2,714	21.5	2,256	25.1
Residential junior lien loans	924	3.5	478	4.2
Commercial owner occupied loans	1,806	12.9	788	13.9
Commercial non-owner occupied loans	5,590	24.0	2,968	25.4
Total real estate loans	12,559	68.7	7,746	75.9
Commercial loans and leases	3,056	18.6	2,103	21.4
Consumer loans	741	2.5	552	2.7
Paycheck Protection Program	—	10.2	—	—
Total	$16,356	100.0%	$10,401	100.0%

(1)Represents the percent of loans in each category to total loans and leases

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2020 and December 31, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

●	Expected loan demand;
●	Expected deposit flows and borrowing maturities;
●	Yields available on interest-earning deposits and securities; and
●	The objectives of our asset/liability management program.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

Excess liquid assets are generally invested in interest-bearing deposits in banks (primarily the FRB) and short-term investment securities. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2020 and December 31, 2019, interest-bearing deposits in banks totaled $46.4 million and $97.0 million, respectively. As the threat of market disruption in response to the pandemic appeared during the first quarter of 2020, including possible increases in the utilization of existing lines of credit or decreases in customer deposits, we built on-balance sheet liquidity, increasing interest-bearing deposits with banks to $180.0 million at March 31, 2020.  Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we have reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020.

Our total commitments to extend credit and available credit lines are discussed in the following section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including a table presenting our comparative exposure at June 30, 2020 and December 31, 2019.

CDs due within one year totaled $369.3 million, or 20.2% of total deposits, and $458.9 million, or $26.8% of total deposits, at June 30, 2020 and December 31, 2019, respectively.  If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the CDs held in our portfolio.  We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our CDs with maturities of one year or less as of June 30, 2020.

Our primary investing activity is originating loans.  During the first six months of 2020, cash used to fund net loan growth was $153.1 million, up $98.8 million from $54.3 million of cash used to fund net loan growth for the first six months of 2019. PPP loans originated during the second quarter of 2020, net of unamortized deferred fees and origination costs, accounted for $193.7 million of the net loan growth. During the first six months of 2020 we purchased $189.9 million of securities while securities sales, maturities, calls, and principal repayments totaled $130.8 million; this resulted in net securities purchases of $59.1 million. For the same period in 2019, we purchased $6.5 million of securities while securities sales, maturities, calls, and principal repayments totaled $81.2 million; this resulted in net securities sales, maturities, calls and principal repayments of $74.7 million.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  For the first six months of 2020, our deposit growth was $116.3 million compared to $31.4 million during the first six months of 2019.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  FHLB advances decreased to $246.0 million at June 30, 2020 compared to $285.0 million at December 31, 2019. At June 30, 2020, we had an available line of credit for $626.9 million at the FHLB, with borrowings limited to a total of $510.4 million based on pledged collateral. This provides us with $264.4 million of borrowing availability at June 30, 2020. We also utilized the PPPLF during the second quarter of 2020, with total borrowings outstanding of $31.1 million at June 30, 2020.  We have additional PPPLF borrowing capacity, based on the principal balance of unpledged PPP loans, totaling $157.9 million at June 30, 2020.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2020 and December 31, 2019, we exceeded all regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

Total commitments to extend credit and available credit lines at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Unfunded loan commitments	$94,370	$77,314
Unused lines of credit	276,070	309,519
Letters of credit	14,529	13,853
Total commitments to extend credit and available credit lines	$384,969	$400,686

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. No amount has been recognized in consolidated balance sheets at June 30, 2020 or December 31, 2019 as a liability for credit loss related to these commitments.

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

Use of Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of our tangible book value per share, portfolio loans and related asset quality ratios, core noninterest income and core noninterest expense.

Management believes that the presentation of these non-GAAP financial measures (a) provides important supplemental information that contributes to a proper understanding of our operating performance and provides a meaningful comparison to our peers, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance.   However, non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.  These disclosures should not be considered in isolation or as an alternative to our GAAP results.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below.

Tangible book value per common share is calculated by dividing tangible common stockholders' equity by total common shares outstanding. Tangible common stockholders' equity is calculated by subtracting goodwill and our net core deposit intangible from total stockholders' equity.

Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. The change in portfolio loans is then calculated. In addition, nonperforming loans and the allowance for credit losses are calculated as a percentage of portfolio loans.

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP.

Tangible Book Value per Common Share

	June 30,	March 31,	December 31,	June 30,
($in thousands except per share data)	2020	2020	2019	2019
Total stockholders' equity	$283,281	$315,358	$314,148	$303,527
Subtract:
Goodwill	31,449	65,949	65,949	65,949
Core deposit intangible, net of deferred tax liability	5,358	5,802	6,339	7,414
Total subtractions	36,807	71,751	72,288	73,363
Tangible common stockholders' equity	$246,474	$243,607	$241,860	$230,164
Total common shares outstanding at end of period	18,715,678	18,714,844	19,066,913	19,063,080
Book value per common share	$15.14	$16.85	$16.48	$15.92
Tangible book value per common share	$13.17	$13.02	$12.68	$12.07

Portfolio Loans And Related Asset Quality Ratios

($ in thousands)	June 30, 2020	December 31, 2019	June 30, 2019	$ change	% change
Total loans and leases	$1,898,630	$1,745,513	$1,701,020	$153,117	8.8%
Subtract PPP loans, net	193,719	—	—	193,719	N/M
Total portfolio loans	$1,704,911	$1,745,513	$1,701,020	$(40,602)	(2.3)%
Nonperformng loans	$18,469	$19,142	$19,305
As a % of:
Total loans and leases	0.97%	1.10%	1.13%
Portfolio loans	1.08	1.10	1.13
Allowance for credit losses	$16,356	$10,401	$9,120
As a % of:	0.86%	0.60%	0.54%
Total loans and leases
Portfolio loans	0.96	0.60	0.54

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

In determining the appropriate level of interest rate risk, we consider the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. We believe that short term interest rate risk is best measured by simulation modeling. We prepare a current base case and standard alternative scenarios at least once quarterly and report the analysis both internally to the ALCO and to the Board of Directors. More frequent or alternative scenarios are often prepared at our discretion.

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

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both June 30, 2020 and December 31, 2019 are presented in the following table. Due to low current market interest rates, it was not possible to calculate the down 200 bp scenario because many of the market interest rates would fall below zero in that scenario. In addition, the down 100 bp scenarios assumes no market interest rates fall below zero. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income
Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	(15)%	(12)%	(10)%	(10)%	(10)%	(12)%
June 30, 2020	1.5%	1.7%	1.6%	1.4%	(1.4)%	na
December 31, 2019	(13.1)%	(9.7)%	(6.3)%	(3)%	(0.6)%	na

Item 4.          Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2020. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.           Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our normal course of business. As of the date of this report, we are not aware of any material pending legal proceedings.

Item 1A.            Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as cautionary statements contained in this Quarterly Report, on Form 10-Q, including those under the caption “Forward-Looking Statements,” and set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Except as set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on May 11, 2020, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On April 24, 2019, our Board of Directors authorized a stock repurchase program under which we were permitted to repurchase, from time to time, up to $7.0 million of our outstanding common shares. As of February 24, 2020, we had repurchased all remaining shares under the stock repurchase program, resulting in a total of 392,565 shares repurchased at an average price paid per share of $17.83. As such, we did not engage in any share repurchases in the second quarter of 2020.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits

10.1

Employment Agreement entered into between Howard Bank and Robert L. Carpenter dated May 29, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2020)

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

HOWARD BANCORP, INC.
(Registrant)

August 10, 2020	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

August 10, 2020	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Executive Vice President and Chief Financial Officer