Form 10-Q
period 2020-09-30
Howard Bancorp Inc
filed 2020-11-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of common stock outstanding as of November 6, 2020.

Common Stock, $0.01 par value – 18,742,300 shares

HOWARD BANCORP, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, the expected impact of exiting our mortgage banking activities, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	any negative perception of our reputation or financial strength;
●	competition among depository and other financial institutions;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	the composition of our management team and our ability to attract and retain key personnel;
●	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
●	material weaknesses in our internal control over financial reporting;
●	our ability to successfully integrate acquired entities, if any;
●	our inability to replace income lost from exiting our mortgage banking activities with new revenues;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	negative reactions to our branch closures by our customers, employees and other counterparties;
●	execution risk related to the opening of new branches, including increased expenses;
●	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
●	changes in our expected occupancy and equipment expenses;
●	changes to our allowance for loan and lease losses, and the adequacy thereof;
●	our ability to maintain adequate liquidity levels and future sources of liquidity;
●	our ability to retain a large portion of maturing certificates of deposit;
●	the impact on us of recent changes to accounting standards;
●	the impact of future cash requirements relating to commitments to extend credit;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;

●	the risk of changes in technology and customer preferences;
●	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
●	the impact of interest rate changes on our net interest income;
●	the adverse effects of events such as outbreaks of contagious disease, war or terrorist activities, or essential utility outages, including deterioration in the global economy, instability in credit markets and disruptions in our customers’ supply chains and transportation;
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
●	each of the factors and risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, Risk Factors, in our Form 10-Qs and in subsequent filings we make with the SEC.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Cash and due from banks	$11,043	$12,992
Interest-bearing deposits with banks	59,539	96,985
Total cash and cash equivalents	70,582	109,977
Securities available for sale, at fair value	377,471	215,505
Securities held to maturity, at amortized cost	7,250	7,750
Nonmarketable equity securities	10,637	14,152
Loans held for sale, at fair value	—	30,710
Loans and leases, net of unearned income	1,884,405	1,745,513
Allowance for loan and lease losses	(17,657)	(10,401)
Net loans and leases	1,866,748	1,735,112
Bank premises and equipment, net	42,147	42,724
Goodwill	31,449	65,949
Core deposit intangible	6,431	8,469
Bank owned life insurance	77,157	75,830
Other real estate owned	1,155	3,098
Deferred tax assets, net	34,687	36,010
Interest receivable and other assets	33,470	29,333
Total assets	$2,559,184	$2,374,619
LIABILITIES
Noninterest-bearing deposits	$657,028	$468,975
Interest-bearing deposits	1,315,710	1,245,390
Total deposits	1,972,738	1,714,365
FHLB advances	200,000	285,000
Customer repurchase agreements and other borrowings	41,473	6,127
Subordinated debt	28,388	28,241
Total borrowings	269,861	319,368
Accrued expenses and other liabilities	27,085	26,738
Total liabilities	2,269,684	2,060,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,742,300 shares at September 30, 2020 and 19,066,913 at December 31, 2019	187	191
Capital surplus	270,445	276,156
Retained earnings	13,696	35,158
Accumulated other comprehensive income	5,172	2,643
Total stockholders’ equity	289,500	314,148
Total liabilities and stockholders’ equity	$2,559,184	$2,374,619

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

	Unaudited
	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$58,642	$62,024	$19,124	$20,839
Interest and dividends on securities	5,568	5,095	1,819	1,499
Other interest income	441	1,765	8	617
Total interest income	64,651	68,884	20,951	22,955
INTEREST EXPENSE
Deposits	7,307	11,630	1,714	4,062
FHLB advances	2,015	3,750	483	1,201
Customer repurchase agreements and other borrowings	52	28	35	2
Subordinated debt	1,360	1,433	447	475
Total interest expense	10,734	16,841	2,679	5,740
NET INTEREST INCOME	53,917	52,043	18,272	17,215
Provision for credit losses	8,145	3,443	1,700	608
Net interest income after provision for credit losses	45,772	48,600	16,572	16,607
NONINTEREST INCOME
Service charges on deposit accounts	1,581	2,037	506	726
Realized and unrealized gains on mortgage banking activity	1,036	5,847	—	2,054
Gain on the sale of securities	3,044	658	—	—
Gain (loss) on the disposal of bank premises & equipment	6	(83)	—	—
Income from bank owned life insurance	1,327	1,392	441	485
Loan related fees and service charges	1,120	3,022	365	984
Other operating income	2,100	2,537	777	784
Total noninterest income	10,214	15,410	2,089	5,033
NONINTEREST EXPENSE
Compensation and benefits	21,836	24,245	7,136	7,939
Occupancy and equipment	3,576	8,196	1,301	1,442
Marketing and business development	1,092	1,486	189	545
Professional fees	2,183	2,250	823	747
Data processing fees	2,673	3,697	897	1,172
FDIC assessment	915	604	416	36
Other real estate owned	461	524	115	393
Loan production expense	907	1,981	247	761
Amortization of core deposit intangible	2,038	2,296	659	745
Goodwill impairment	34,500	—	—	—
Other operating expense	4,715	4,438	926	1,625
Total noninterest expense	74,896	49,717	12,709	15,405
(LOSS) INCOME BEFORE INCOME TAXES	(18,910)	14,293	5,952	6,235
Income tax expense	2,552	3,312	1,348	1,598
NET (LOSS) INCOME	$(21,462)	$10,981	$4,604	$4,637
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(1.14)	$0.58	$0.25	$0.24
Diluted	$(1.14)	$0.58	$0.25	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

	Unaudited
	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(21,462)	$10,981	$4,604	$4,637
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for realized gain	(3,044)	(658)	—	—
Related income tax	838	181	—	—
Unrealized holding gains	6,532	4,106	1,691	516
Related income tax expense	(1,798)	(1,130)	(465)	(141)
Comprehensive (loss) income	$(18,934)	$13,480	$5,830	$5,012

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
Unaudited	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Nine months ended
Balances at December 31, 2018	19,039,347	$190	$275,843	$18,277	$373	$294,683
Net income	—	—	—	10,981	—	10,981
Other comprehensive income	—	—	—	—	2,499	2,499
Director stock awards	9,202	—	127	—	—	127
Exercise of options	13,418	1	115	—	—	116
Employee stock purchase plan	19,539	—	280	—	—	280
Repurchased shares	(4,900)	—	(68)	—	—	(68)
Stock-based compensation	5,171	—	134	—	—	134
Balances at September 30, 2019	19,081,777	$191	$276,431	$29,258	$2,872	$308,752

Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148
Net loss	—	—	—	(21,462)	—	(21,462)
Other comprehensive income	—	—	—	—	2,529	2,529
Director stock awards	22,616	—	275	—	—	275
Exercise of options	—	—	—	—	—	—
Employee stock purchase plan	22,749	—	303	—	—	303
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation	2,823	—	384	—	—	384
Balances at September 30, 2020	18,742,300	$187	$270,445	$13,696	$5,172	$289,500

The accompanying notes are an integral part of these consolidated financial statements.

					Accumulated
					other
Unaudited	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Three months ended
Balances at June 30, 2019	19,063,080	$191	$276,218	$24,621	$2,497	$303,527
Net income	—	—	—	4,637	—	4,637
Other comprehensive income	—	—	—	—	375	375
Director stock awards	4,400	—	65	—	—	65
Exercise of options	1,269	—	11	—	—	11
Employee stock purchase plan	12,757	—	183	—	—	183
Repurchased shares	(4,900)	—	(68)	—	—	(68)
Stock-based compensation	5,171	—	22	—	—	22
Balances at September 30, 2019	19,081,777	$191	$276,431	$29,258	$2,872	$308,752

Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281
Net income	—	—	—	4,604	—	4,604
Other comprehensive income	—	—	—	—	1,226	1,226
Director stock awards	14,465	—	138	—	—	138
Exercise of options	—	—	—	—	—	—
Employee stock purchase plan	10,168	—	108	—	—	108
Repurchased shares	—	—	—	—	—	—
Stock-based compensation	1,989	—	143	—	—	143
Balances at September 30, 2020	18,742,300	$187	$270,445	$13,696	$5,172	$289,500

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Unaudited
	Nine months ended
	September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(21,462)	$10,981
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	8,145	3,443
Deferred income tax	363	3,034
Provision for other real estate owned	257	367
Depreciation and amortization	1,713	1,785
Stock-based compensation	659	529
Net accretion of discount on purchased loans	(999)	(1,309)
Gain on sale of securities	(3,044)	(658)
(Gain) loss on the sale of premises and equipment	(6)	83
Net amortization of intangible asset	2,038	2,296
Goodwill impairment	34,500	—
Loans originated for sale	(79,847)	(419,588)
Proceeds from sale of loans originated for sale	111,593	399,983
Realized and unrealized gains on mortgage banking activity	(1,036)	(5,847)
Loss on sale of other real estate owned, net	109	1
Cash surrender value of bank owned life insurance	(1,327)	(1,392)
Decrease in interest receivable and other assets	2,625	1,017
(Decrease) increase in accrued expenses and other liabilities	(1,664)	1,627
Other, net	51	22
Net cash provided by (used in) operating activities	52,668	(3,626)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(303,517)	(24,546)
Proceeds from sales, maturities and calls of investment securities	145,488	87,365
Net increase in loans and leases outstanding	(138,512)	(83,078)
Proceeds from the sale of other real estate owned	1,629	1,028
Purchase of premises and equipment	(386)	(539)
Proceeds from the sale of premises and equipment	743	1,392
Net cash used in investing activities	(294,555)	(18,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	258,373	(30,183)
Net increase (decrease) customer repurchase agreements and other borrowings	35,493	(15,361)
Net (decrease) increase in FHLB advances	(85,000)	41,000
Proceeds from issuance of common stock, net of cost	303	127
Repurchase of common stock	(6,677)	(68)
Net cash provided by (used in) financing activities	202,492	(4,485)

Net decrease in cash and cash equivalents	(39,395)	(26,489)
Cash and cash equivalents at beginning of period	109,977	101,498
Cash and cash equivalents at end of period	$70,582	$75,009
SUPPLEMENTAL INFORMATION
Cash payments for interest	$10,459	$16,732
Cash payments for income taxes	3,935	—
Transferred from loans to other real estate owned	51	375
Cash payments for operating leases	665	1,069
Lease liabilities arising from obtaining right of use assets (see Note 8)	2,011	18,009
Goodwill reduction for adjustments to acquired net deferred tax assets	—	4,748

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of goodwill and deferred tax assets, other-than-temporary impairment of investment securities and the fair value of loans held for sale.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the "allowance") is maintained at a level believed adequate by management to absorb probable losses inherent in the loan and lease portfolio and is based on the size and current risk characteristics of the loan and lease portfolio, an assessment of individual problem loans and leases, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including general economic conditions.  Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogenous loans and leases based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change. Loan and lease losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.  Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance consists of a specific component and a nonspecific component.  The components of the allowance  represent an estimation done pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables.  The specific component of the allowance reflects expected losses resulting from analysis developed through credit allocations for individual loans and leases.  The credit allocations are based on a regular analysis of all loans and leases over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.  The specific component of the allowance for loan and lease losses also includes management’s determination of the amounts necessary given concentrations and changes in portfolio mix and volume.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle.  This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.  The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period.  In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized.  In addition to historic loss factors, the Bank’s methodology for the allowance for loan and lease losses incorporates other risk factors that may be inherent within the portfolio segments.  For each portfolio segment, in addition to the historic loss experience, the qualitative factors that are measured and monitored in the overall determination of the allowance include:

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

The Company’s credit policies state that after all collection efforts have been exhausted, and the loan or lease is deemed to be a loss, then the remaining loan or lease balance will be charged to the Company’s established allowance for loan and lease losses.  All loans and leases are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt.  When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan or lease is deemed not to be well secured, the loan or lease would be moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s).  Once the actual loss value has been determined, a charge-off against the allowance for the amount of the loss is taken.  Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

Acquired Loans

Acquired loans are recorded at fair value at the date of acquisition, and accordingly, no allowance for loan and lease losses is transferred to the acquiring entity under the acquisition method. The fair values of loans with evidence of credit deterioration (acquired credit impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit-impaired loans. For acquired credit impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the initial investment in the acquired credit impaired loan is recognized as interest income, using a level-yield basis over the life of the loan. This amount is referred to as the accretable yield. The acquired credit impaired loan’s contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, but in the form of a loss accrual or a valuation allowance.

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance through a provision for credit losses. Subsequent significant increases in cash flows result in a reversal of the provision for credit losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

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

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus ("COVID-19") pandemic included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the quarter ended June 30, 2020.

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

Recent Accounting Pronouncements

The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2020. The Company has identified our products that utilize LIBOR and continues to evaluate our transition to a new rate.

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

The FASB has issued ASU 2016-13, Financial Instruments—Loan Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected loan losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected loan losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected loan losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As discussed above, this ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023. The Company has engaged a third party vendor and is currently gathering historical data and reviewing the methodologies and assumptions utilized to determine the impact of this update on the Company’s Consolidated Financial Statements.

COVID-19 Risks and Uncertainties

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, then declining further to a low of 0.52% in early August, before rising to 0.69% as of September 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic has had and is expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition, and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and the Company’s customers, employees and vendors.

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

The following table presents a roll forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the periods ended September 30, 2020 and, December 31, 2019. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the same periods is presented.  Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

(in thousands)	September 30, 2020	December 31, 2019

Loans held for sale, January 1	$30,710	$21,261
Loans originated for sale	79,847	573,306
Loans sold into the secondary market	(110,557)	(563,857)
Loans held for sale, at end of period	$—	$30,710
Loans originated for the Bank's portfolio	$11,378	$114,561

	For the nine months ended September 30,		For the three months ended September 30,
($ in thousands)	2020	2019	2020	2019
Statement of Operations:
Net interest income	$143	$517	$—	$177
Realized and unrealized gains on mortgage banking activity	1,036	5,795	—	2,058
Loan related fees and service charges	389	2,134	—	814
Total noninterest income	1,425	7,929	—	2,872
Salaries and benefits	928	5,027	—	1,964
Occupancy	20	275	—	121
All other operating expenses	490	1,677	—	627
Total noninterest expense	1,438	6,979	—	2,712
Pretax contribution	130	1,467	—	337
Income tax expense	36	404	—	93
After tax contribution	$94	$1,063	$—	$244

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

Note 3:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

(in thousands)	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$72,318	$1,598	$—	$73,916	$66,428	$963	$79	$67,312
Mortgage-backed	290,507	5,499	88	295,918	139,918	2,848	67	142,699
Other investments	7,509	146	18	7,637	5,510	4	20	5,494
	$370,334	$7,243	$106	$377,471	$211,856	$3,815	$166	$215,505
Held to maturity Corporate debentures	$7,250	$75	$28	$7,297	$7,750	$147	$—	$7,897

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019 are presented below:

September 30, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
Mortgage-backed	$36,301	$88	$—	$—	$36,301	$88
Other investments	—	—	2,991	18	2,991	18
	$36,301	$88	$2,991	$18	$39,292	$106
Held to maturity Corporate debentures	$1,472	$28	$—	$—	$1,472	$28

December 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,689	$79	$—	$—	$10,689	$79
Mortgage-backed	35,512	60	975	7	36,487	67
Other investments	—	—	2,990	20	2,990	20
	$46,201	$139	$3,965	$27	$50,166	$166
Held to maturity Corporate debentures	$—	$—	$—	$—	$—	$—

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include the (1) duration and magnitude of the decline in value, (2) financial condition of the issuer or issuers and (3) structure of the security. The Company had 11 securities in the portfolio with unrealized losses at September 30, 2020 compared to 15 at December 31, 2019.

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

The amortized cost and estimated fair values of available for sale and held to maturity securities by contractual maturity are shown below:

	September 30,		December 31,
(in thousands)	2020		2019
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$4,027	$4,097	$1,497	$1,500
After one through five years	43,753	45,074	49,166	50,048
After five through ten years	36,705	37,478	33,576	33,915
After ten years	293,099	298,119	135,367	137,939
	$377,584	$384,768	$219,606	$223,402

At September 30, 2020 and December 31, 2019, $149.8 million and $11.6 million in fair value of securities, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve’s Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at September 30, 2020.

Note 4:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Metropolitan Area and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan portfolio segment balances at September 30, 2020 and December 31, 2019 are presented in the following table:

	September 30,		December 31,
	2020		2019
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$104,361	5.5%	$128,285	7.3%
Residential - first lien	391,079	20.8	437,409	25.1
Residential - junior lien	62,728	3.3	74,164	4.2
Total residential real estate	453,807	24.1	511,573	29.3
Commercial - owner occupied	250,512	13.3	241,795	13.9
Commercial - non-owner occupied	471,753	25.0	444,052	25.4
Total commercial real estate	722,265	38.4	685,847	39.3
Total real estate loans	1,280,433	67.9	1,325,705	75.9
Commercial loans and leases [1]	353,863	18.8	372,872	21.4
Consumer	53,734	2.9	46,936	2.7
Total portfolio loans and leases	$1,688,030	89.6	$1,745,513	100.0
Paycheck protection program loans	196,375	10.4	—	—
Total loans and leases	$1,884,405	100.0%	$1,745,513	100.0%

1 Includes equipment financing leases of $4,234 and $6,382 at September 30, 2020 and December 31, 2019, respectively.

The Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act), which was signed into law on March 27, 2020. The PPP program provided financial relief and funding opportunities for small businesses from approved SBA lenders. In response to the COVID-19 pandemic, as an SBA lender, the Bank actively assisted its qualified customers with applications and lending through this program, as amended by subsequent legislation. The SBA ceased accepting applications under the program on August 8, 2020. During the quarter ended September 30, 2020, the Bank funded 36 PPP loans totaling $2.0 million; net of unamortized deferred fees and origination costs, PPP loans totaled $196.4 million at September 30, 2020. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Net loan origination fees, which are included in the amounts in the above table, totaled $2.7 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, net loan origination fees attributable to PPP loans totaled $4.6 million, consisting of unamortized processing fees of $5.2 million and $619 thousand in unamortized loan origination costs.

Acquired Credit Impaired Loans

The following table documents changes in the accretable discount on acquired credit impaired loans at:

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$689	$877	$574	$767
Impaired loans acquired	—	—	—	—
Accretion of fair value discounts	(217)	(156)	(102)	(46)
Balance at end of period	$472	$721	$472	$721

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At September 30, 2020	$7,231	$5,656
At December 31, 2019	10,929	8,706

Note 5:  Credit Quality Assessment

Allowance for Loan and Lease Losses

Summary information on activity in the allowance for loan and lease losses for the periods indicated is presented in the following table:

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$10,401	$9,873	$16,356	$9,120
Charge-offs	(814)	(3,960)	(200)	(232)
Recoveries	245	242	121	102
Net charge-offs	(569)	(3,718)	(79)	(130)
Provision for credit losses [1]	7,825	3,443	1,380	608
Ending balance	$17,657	$9,598	$17,657	$9,598

1 Portion attributable to loan and lease losses.

The September 30, 2020 allowance reflects the Company’s assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans. Based on this review, the Company determined that some risk rating downgrades had occurred and were factored into the quantitative allowance at September 30, 2020.

The Company then reviewed its qualitative factors and identified four factors that warranted further evaluation:

●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
●	Changes in the value of underlying collateral for collateral-dependent loans; and

●	Changes in the volume and severity of past due, nonaccrual, and adversely classified loans.

The Company’s evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, management considered the dramatic rise in the unemployment rate in the Company’s market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, management noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020 (the "pre-COVID" period"). As a result, the Company increased this qualitative factor as of March 31, 2020.

During the quarter ended June 30, 2020, initial unemployment claims for the State of Maryland were still 12 times higher than the pre-COVID period.  While much of the Maryland economy had reopened by the end of the second quarter, the high level of economic slowdown, the high unemployment rate, and the heightened risk of setbacks in the pace of reopening the local economy resulted in an additional increase in this qualitative factor as of June 30, 2020.

During the quarter ended September 30, 2020, the rate of change in average weekly initial unemployment claims slowed significantly, but was still three times higher than the pre-COVID period.  While the Maryland economy has fully reopened with some limitations and a substantial amount of economic activity has returned, unemployment, while declining, still remains high, and many businesses are still experiencing significant drops in revenue. In addition, in many states and localities, the number of individuals diagnosed with COVID-19 has increased significantly since the end of September, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief. As a result, the Company made no adjustments to this qualitative factor as of September 30, 2020.

The Company also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. Management performed an analysis of the loan portfolio to identify the Company’s exposure to industry segments that may potentially be the most highly impacted by COVID-19. Based on this evaluation, the Company identified the following industry segments as potentially highly impacted: commercial real estate (“CRE”) – retail; CRE – residential rental; hotels; restaurants and caterers; nursing and residential care; retail trade; religious and similar organizations; and arts, entertainment, and recreation.

The potentially highly impacted loan exposures at September 30, 2020 were concentrated in non-owner-occupied commercial real estate (63.7% of total high impacts), owner-occupied commercial real estate (18.6% of total high impacts), construction and land (9.7% of total high impacts), and commercial loans (7.4% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories at both March 31 and June 30, 2020. No adjustment was made to this factor at September 30, 2020.

The Company’s evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  Excluding the high impact portfolios, management concluded that 53% of the Company’s non-owner-occupied commercial real estate portfolio at September 30, 2020 was not included in the high impact exposure. An increase in this qualitative factor was applied to the Company’s non-owner-occupied commercial real estate portfolio at both March 31 and June 30, 2020. No adjustment was made to this factor at September 30, 2020.

The Company's evaluation of changes in the volume and severity of past due, nonaccrual, and adversely classified loans identified three loan portfolio segments where adverse risk rating migration warranted an upward revision to this qualitative factor at September 30, 2020; these portfolio segments were both non-owner-occupied and owner-occupied commercial real estate loans as well as commercial loans.

Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance for loan and lease losses is attributable to this loan portfolio segment.

The following table provides information on the activity in the allowance for loan and lease losses by the respective loan portfolio segment for the nine and three months ended September 30, 2020 and 2019:

	At September 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Allowance for loan and lease losses:
Nine months ended :
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(41)	—	—	(37)	(549)	(187)	—	(814)
Recoveries	—	3	59	—	—	181	2	—	245
Provision for credit losses [1]	(62)	138	303	1,297	3,748	1,621	780	—	7,825
Ending balance	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Three months ended :
Beginning balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Charge-offs	—	(8)	—	—	(14)	—	(178)	—	(200)
Recoveries	—	—	7	—	—	114	—	—	121
Provision for credit losses [1]	(331)	(350)	(91)	279	1,103	186	584	—	1,380
Ending balance	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Loans and leases:
Ending balance	$104,361	$391,079	$62,728	$250,512	$471,753	$353,863	$53,734	$196,375	$1,884,405
individually evaluated for impairment	$338	$12,361	$1,461	$793	$559	$1,489	$—	$—	$17,001
collectively evaluated for impairment	$104,023	$378,718	$61,267	$249,719	$471,194	$352,374	$53,734	$196,375	$1,867,404

	At September 30, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for loan and lease losses:
Nine months ended :
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(453)	(508)	(46)	(2,026)	(622)	(23)	(3,960)
Recoveries	79	—	114	—	12	35	2	242
Provision for credit losses [1]	810	1,246	535	245	787	(320)	140	3,443
Ending balance	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598
Three months ended :
Beginning balance	$1,128	$1,790	$437	$893	$2,799	$1,695	$378	$9,120
Charge-offs	—	(91)	(37)	(2)	—	(97)	(5)	(232)
Recoveries	79	—	10	—	9	3	1	102
Provision for credit losses [1]	141	264	23	43	22	136	(21)	608
Ending balance	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,348	$1,963	$433	$934	$2,830	$1,737	$353	$9,598
Loans and leases:
Ending balance	$124,326	$415,688	$76,272	$239,464	$442,813	$383,557	$47,760	$1,729,880
individually evaluated for impairment	$493	$13,773	$1,012	$569	$1,782	$2,086	$288	$20,003
collectively evaluated for impairment	$123,833	$401,915	$75,260	$238,895	$441,031	$381,471	$47,472	$1,709,877

1 Portion attributable to loan and lease losses.

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

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	September 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Credit quality indicators:
Not classified	$100,475	$379,677	$61,267	$249,436	$471,108	$326,575	$53,734	$196,375	$1,838,647
Special mention	3,548	—	—	283	49	25,879	—	—	29,759
Substandard	338	11,402	1,461	793	596	1,409	—	—	15,999
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$104,361	$391,079	$62,728	$250,512	$471,753	$353,863	$53,734	$196,375	$1,884,405

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,804	$425,247	$73,378	$241,229	$442,327	$370,837	$46,809	$1,727,631
Special mention	—	—	—	—	—	—	—	—
Substandard	481	12,162	786	566	1,725	2,035	127	17,882
Doubtful	—	—	—	—	—	—	—	—
Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

●	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
●	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - Loans and leases classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans and leases classified Special Mention, Substandard, and Doubtful are reviewed at least quarterly to determine their appropriate classification. All commercial credit relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

An aged analysis of past due loans are as follows:

	September 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$103,728	$377,840	$60,525	$248,011	$471,015	$352,454	$53,722	$196,375	$1,863,670
Accruing loans and leases past due:
30-59 days past due	—	—	116	30	—	—	—	—	146
60-89 days past due	—	1,478	626	—	—	298	12	—	2,414
Greater than 90 days past due	295	359	—	1,678	179	—	—	—	2,511
Total past due	295	1,837	742	1,708	179	298	12	—	5,071

Non-accrual loans and leases [1]	338	11,402	1,461	793	559	1,111	—	—	15,664

Total loans and leases	$104,361	$391,079	$62,728	$250,512	$471,753	$353,863	$53,734	$196,375	$1,884,405

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$127,804	$418,668	$71,634	$241,062	$442,132	$370,877	$46,776	$1,718,953
Accruing loans and leases past due:
30-59 days past due	—	3,312	748	—	195	35	19	4,309
60-89 days past due	—	3,220	996	167	—	—	14	4,397
Greater than 90 days past due	—	47	—	—	—	—	—	47
Total past due	—	6,579	1,744	167	195	35	33	8,753

Non-accrual loans and leases [1]	481	12,162	786	566	1,725	1,960	127	17,807

Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans either in non-accrual status or in excess of 90 days delinquent totaled $18.2 million or 0.96% of total loans outstanding at September 30, 2020, compared to $17.9 million, or 1.0%, at December 31, 2019.

The Company had no impaired leases or PPP loans at September 30, 2020, September 30, 2019, and December 31, 2019. The impaired loans at September 30, 2020, and December 31, 2019 are as follows:

	September 30, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$338	$12,361	$1,461	$793	$559	$1,489	$—	$17,001
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	338	12,361	1,461	793	559	1,489	—	17,001
Related allowance	—	—	—	—	—	—	—	—
Unpaid principal	524	13,479	1,659	806	611	2,030	—	19,109
Nine months ended :
Average balance of impaired loans	664	14,366	1,827	816	647	2,514	—	20,834
Interest income recognized	—	237	47	7	13	47	—	351
Three months ended :
Average balance of impaired loans	658	14,318	1,847	815	645	2,453	—	20,736
Interest income recognized	—	81	19	2	2	26	—	130

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
With an allowance recorded	—	—	—	—	—	554	—	554
With no related allowance recorded	481	13,131	786	566	1,725	1,806	127	18,622
Related allowance	—	—	—	—	—	500	—	500
Unpaid principal	667	14,371	986	583	2,023	3,584	130	22,344
Average balance of impaired loans	814	15,586	1,338	594	2,105	4,392	141	24,970
Interest income recognized	5	400	106	30	11	195	1	748

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $15.7 million and $17.8 million at September 30, 2020 and December 31, 2019, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $466 thousand and $657 thousand for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company had no troubled debt restructured (“TDR”) leases or PPP loans at September 30, 2020 and December 31, 2019. The TDR loans at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	2	$256	2	$959	$1,215
Commercial loans and leases	1	414	2	361	775
	3	$670	4	$1,320	$1,990

	December 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$125	—	$—	$125
Residential real estate - first lien	2	274	2	968	1,242
Commercial loans and leases	1	414	2	367	781
	4	$813	4	$1,335	$2,148

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	September 30, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$256	$959	$1,215
Commercial loans
Extension or other modification	—	—	361	361
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$670	$1,320	$1,990

	December 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$—	$125	$—	$125
Residential real estate - first lien
Extension or other modification	—	274	968	1,242
Commercial loans
Extension or other modification	—	—	367	367
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$813	$1,335	$2,148

The CARES Act provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

There were no new TDRs during the nine months ended September 30, 2020. There was one new commercial loan with its term extended and its payment restructured during the nine months ended September 30, 2019.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended September 30, 2020 and 2019 there were no TDRs that subsequently defaulted within twelve months of their modification dates.

At September 30, 2020 there were three loans secured by residential first liens totaling $2.6 million, one residential junior lien of $23 thousand and two commercial real estate loans totaling $367 thousand in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the nine months ended September 30, 2020 and September 30, 2019, the Company recorded a net loss of $28 thousand and $9 thousand, respectively related  to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019:

			September 30, 2020
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$14,650	$668	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$14,650	$—	$707

			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,853	$217	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,853	$—	$228

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

The table below shows goodwill balances at:

(in thousands)
Goodwill:
December 31, 2019	$65,949
Goodwill impairment	(34,500)
September 30, 2020	$31,449

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	September 30, 2020			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$9,704	$6,431	3.0

	December 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$7,666	$8,469	3.7

Estimated future amortization expense for amortizing intangibles are as follows:

(in thousands)
Remainder of 2020	$636
2021	2,326
2022	1,915
2023	1,298
2024	256
Total amortizing intangible assets	$6,431

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

Operating leases included the following at:

(in thousands)	September 30, 2020	December 31, 2019
Operating Leases
Operating leases ROU assets	$14,954	$14,092
Operating lease liabilities	$15,477	$14,507

The components of lease expense were as follows:

	Nine months ended September 30,		Three months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost	$1,196	$1,508	$412	$428
Sublease income	(531)	(437)	(187)	(144)
Amortization of ROU assets	108	116	31	34
	$773	$1,187	$256	$318

Lease liability maturities are as follows:

(in thousands)
Remainder of 2020	$427
2021	1,662
2022	1,520
2023	1,372
2024	1,170
Thereafter	13,033
Total future lease payments	$19,184
Discount of cash flows	(3,707)
Present value on net future lease payments	$15,477
Weighted average remaining term in years	6.31
Weighted average discount rate	2.89%

Note 9:  Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	September 30, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$657,028	33%	$468,975	27%
Interest-bearing checking	185,561	10	183,447	11
Money market accounts	418,043	21	360,711	21
Savings	152,158	8	130,141	7
Certificates of deposit $250 and over	59,090	3	77,782	5
Certificates of deposit under $250	500,858	25	493,309	29
Total deposits	$1,972,738	100%	$1,714,365	100%

Note 10:  Stock Options and Stock Awards

The Company’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards.  As of September 30, 2020, 398,652 shares are reserved for issuance pursuant to future grants under the Company’s stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three  to five year period. Except as otherwise permitted in the plan, upon termination of employment for reasons other than retirement, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. For the nine months ended September 30, 2020 and 2019, the Company issued 22,616 and 9,202 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of the Company’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant.  The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted during the nine months ended September 30, 2020, while there were 25,000 options granted for the year ended December 31, 2019.

The following table summarizes the Company’s stock option activity and related information for the periods ended:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	15,268	$8.76
Granted	—	—	25,000	14.54
Exercised	—	—	(13,418)	8.58
Forfeited	—	—	(1,850)	10.10
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	8,337	$14.54	—	$—
Weighted average fair value of options granted during the year		N/A		$5.83

No stock options were exercised for the nine months ended September 30, 2020. The cash received from the exercise of stock options was $116 thousand for the nine months ended September 30, 2019. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option.  Based upon a fair market value of $8.98 at September 30, 2020, the options outstanding had no aggregate intrinsic value. At December 31, 2019, based upon a fair market value of $16.88, the options outstanding had an aggregate intrinsic value of $59  thousand. At September 30, 2020, based on stock options outstanding at the time, the total unrecognized pre-tax compensation expense related to unvested options was $65 thousand.

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

The Company granted 164,383 RSUs during the first nine months of 2020 that are subject to vesting over a period of one to five years. The Company granted 18,500 RSUs during the first nine months of 2019, subject to a three-year vesting schedule.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	September 30,		December 31,
	2020		2019
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	11,032	$17.48	9,731	$17.29
Granted	164,383	14.65	26,500	15.16
Vested	(2,823)	12.75	(6,699)	16.13
Forfeited	(2,709)	18.14	(18,500)	14.54
Balance at period end	169,883	$14.81	11,032	$17.48

At September 30, 2020, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $1.9 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
Remainder of 2020	$135
2021	513
2022	484
2023	390
2024	357
2025	33
$1,912

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

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$348	$134	$131	$22
Related to the issuance of stock options	36	32	12	12
Director compensation paid in stock	275	127	138	65
Total stock-based compensation expense	$659	$293	$281	$99

Note 11: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $657 thousand and $817 thousand, respectively, for the nine months ended September 30, 2020 and 2019. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer ("CEO"). This plan was amended in 2016. Under the defined benefit SERP, the CEO will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). The CEO earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expense related to this SERP totaled $56 thousand and $158 thousand for the nine month periods ending September 30, 2020 and 2019, respectively.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. There was no expense related to this plan for the nine months ended September 30, 2020. The expense related to the Company's contribution to the Plan totaled $20 thousand for the nine months ended September 30, 2019.

Note 12: Net (Loss) Income per Common Share

The table below shows the presentation of basic and diluted (loss) income per common share for the periods indicated:

	Nine months ended		Three months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income available to common stockholders (numerator)	$(21,462)	$10,981	$4,604	$4,637
BASIC
Basic average common shares outstanding (denominator)	18,773,036	19,064,235	18,736,749	19,078,561
Basic (loss) income per common share	$(1.14)	$0.58	$0.25	$0.24
DILUTED
Average common shares outstanding	18,773,036	19,064,235	18,736,749	19,078,561
Dilutive effect of common stock equivalents	—	7,870	—	3,402
Diluted average common shares outstanding (denominator)	18,773,036	19,072,105	18,736,749	19,081,963
Diluted (loss) income per common share	$(1.14)	$0.58	$0.25	$0.24

Common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share.	82,284	—	169,883	—
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	25,000	25,000	25,000

Note 13: Regulatory Capital

The following table reflects Bancorp’s and the Bank’s capital at September 30, 2020 and December 31, 2019:

					To be well
					capitalized under
					the FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$263,516	14.09%	$149,592	8.00%	$186,990	10.00%
Howard Bancorp	$266,075	14.11%	$150,821	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$245,539	13.13%	$84,146	4.50%	$121,544	6.50%
Howard Bancorp	$219,710	11.65%	$84,837	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$245,539	13.13%	$112,194	6.00%	$149,592	8.00%
Howard Bancorp	$219,710	11.65%	$113,116	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$245,539	10.14%	$96,887	4.00%	$121,109	5.00%
Howard Bancorp	$219,710	9.07%	$96,889	4.00%	N/A
As of December 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$238,384	12.86%	$148,314	8.00%	$185,392	10.00%
Howard Bancorp	$247,761	13.14%	$150,872	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$227,983	12.30%	$83,427	4.50%	$120,505	6.50%
Howard Bancorp	$209,119	11.09%	$84,866	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$227,983	12.30%	$111,235	6.00%	$148,314	8.00%
Howard Bancorp	$209,119	11.09%	$113,154	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$227,983	10.43%	$87,434	4.00%	$109,293	5.00%
Howard Bancorp	$209,119	9.55%	$87,599	4.00%	N/A

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

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2020 and December 31, 2019.

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

Potential mortgage origination claims

The Bank has been notified of potential claims stemming from certain mortgages originated at First Mariner Bank prior to its merger into the Bank.  While no lawsuit has been filed with respect to such potential claims, the Bank has engaged in confidential discussions related to the potential claims.  Significant management judgment, which involves a variety of assumptions, estimates and known and unknown uncertainties, is required to assess whether a related loss resulting from such potential claims is probable and estimable, such that an accrued liability should be established.  The Company has accrued a liability of $1.0 million with respect to these potential claims. It is not possible to determine the outcome of these potential claims, and the amount of the accrued liability is subject to change as additional information becomes available.  The Company believes it is reasonably possible that the amount of the actual loss may be greater than the amount accrued.  However, the Company is currently unable to reasonably estimate the amount or range of additional loss, if any, or the range of additional loss, that is reasonably possible, due in significant part to (a) the preliminary nature of the potential claims, (b) the fact that no complaint has been filed and, accordingly, no discovery has been conducted, (c) potential damages related to the claims are currently unsubstantiated, and (d) uncertainty as to the legal and factual determinations that would be made during any potential litigation related to the claims.

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

Fair value of loans held for sale at December 31, 2019, was based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and are considered Level 2. Gains and losses on loan sales are determined using specific identification method. Changes in fair value were recognized in the Consolidated Statement of Operations as part of realized and unrealized gain on mortgage banking activities.

Interest rate lock commitments at December 31, 2019, were recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date.  In the normal course of business, the Company entered into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates.  The commitment became effective when the borrowers locked in a specified interest rate within the time frames established by the former mortgage division.  All borrowers were evaluated for creditworthiness prior to the extension of the commitment. Market risk arose if interest rates moved adversely between the time interest rate was locked by the borrower and the sale date of the loan to an investor. To mitigate this interest rate risk inherent in providing rate lock commitments to borrowers, the Company entered into best effort forward sales contracts to sell loans to investors.  The forward sales contracts locked in an interest rate price for the sale of loans similar to the specific rate lock commitment.  Rate lock commitments to the borrowers through the date the loan closes were undesignated derivatives and accordingly, were marked to fair value in earnings. These valuations fell into a Level 3 of the fair value hierarchy. The rate lock commitments were deemed as Level 3 inputs because the Company applied an estimated pull-through rate, which was deemed an unobservable measure.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

September 30, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$73,916	$—	$73,916	$—
Mortgage-backed securities	295,918	—	295,918	—
Other investments	7,637	—	7,637	—
Loans held for investment	3,066	—	3,066	—
Interest rate swap assets	668	—	668	—
Liabilities
Interest rate swap liabilities	707	—	707	—

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$67,312	$—	$67,312	$—
Mortgage-backed securities	142,699	—	142,699	—
Other investments	5,494	—	5,494	—
Loans held for sale	30,710	—	30,710	—
Loans held for investment	997	—	997	—
Rate lock commitments	60	—	—	60
Interest rate swap assets	217	—	217	—
Liabilities
Interest rate swap liabilities	228	—	228	—

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented:

	September 30,	December 31,
(in thousands)	2020	2019
Balances at January 1,	$60	$126
Net losses included in realized and unrealized gains
on mortgage banking activity in noninterest income	(60)	(66)
Balance, end of period	$—	$60

Assets under fair value option:

September 30, 2020	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for investment	$3,066	$3,001	$65

December 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$30,710	$29,969	$741
Loans held for investment	997	966	31

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

Other real estate owned acquired through, or in lieu of, foreclosure (“OREO”) are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan and lease losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  A valuation loss of $257 thousand was recognized for the nine months ended September 30, 2020 and a $367 thousand valuation loss was recorded for the nine months ended September 30, 2019. Charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

Net (loss)/gain included in earnings from the changes in fair value of loans held for sale was $(274) thousand and $170 thousand at September 30, 2020 and 2019, respectively. There was a net gain included in earnings from the change in fair value of loans held for investment of $64 thousand for the nine months ended September 30, 2020 and $37 thousand for the nine months ended September 30, 2019.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$1,155	$—	$—	$1,155
Impaired loans:
Construction and land	338	—	—	338
Residential - first lien	12,361	—	—	12,361
Residential - junior lien	1,461	—	—	1,461
Commercial - owner occupied	793	—	—	793
Commercial - non-owner occupied	559	—	—	559
Commercial loans and leases	1,489	—	—	1,489
Consumer	—	—	—	—
Total impaired loans	17,001			17,001

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,098	$—	$—	$3,098
Impaired loans:
Construction and land	481	—	—	481
Residential - first lien	13,131	—	—	13,131
Residential - junior lien	786	—	—	786
Commercial - owner occupied	566	—	—	566
Commercial - non-owner occupied	1,725	—	—	1,725
Commercial loans and leases	1,860	—	—	1,860
Consumer	127	—	—	127
Total impaired loans	18,676			18,676

At September 30, 2020, OREO consisted of an outstanding balance of $2.4 million, less a valuation allowance of $1.2 million. At December 31, 2019, OREO consisted of an outstanding balance of $4.6 million, less a valuation allowance of $1.5 million. A specific allocation of the allowance for loan and lease losses attributable to impaired loans at December 31, 2019 was $500 thousand.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	September 30, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$377,471	$377,471	$—	$377,471	$—
Held to maturity securities	7,250	7,297	—	—	7,297
Nonmarketable equity securities	10,637	10,637	—	10,637	—
Loans held for investment	3,066	3,066	—	3,066	—
Loans and leases [1]	1,863,682	1,874,651	—	—	1,874,651
Interest rate swap	668	668	—	668	—
Financial Liabilities
Deposits	1,972,738	1,971,321	—	1,971,321	—
Customer repos and other borrowings	41,473	41,473		41,473
FHLB advances	200,000	202,496	—	202,496	—
Subordinated debt	28,388	28,388	—	28,388	—
Interest rate swap	707	707	—	707	—

	December 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$215,505	$215,505	$—	$215,505	$—
Held to maturity securities	7,750	7,897	—	—	7,897
Nonmarketable equity securities	14,152	14,152	—	14,152	—
Loans held for sale	30,710	30,710	—	30,710	—
Loans held for investment	997	997	—	997	—
Rate lock commitments	60	60	—	—	60
Loans and leases [1]	1,734,115	1,735,013	—	—	1,735,013
Interest rate swap	217	217	—	217	—
Financial Liabilities
Deposits	1,714,365	1,713,081	—	1,713,081	—
Customer repos and other borrowings	6,127	6,127		6,127
FHLB advances	285,000	288,731	—	288,731	—
Subordinated debt	28,241	28,241	—	28,241	—
Interest rate swap	228	228	—	228	—

(1)  Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion at periods presented.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of September 30, 2020, as compared to December 31, 2019, and our results of operations for the nine and three month periods ended September 30, 2020 and September 30, 2019. This discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

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

Recent Business Developments

On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our 91 remaining mortgage employees.  We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand. Under the agreement, there was a transition period of approximately 45 days, after which we agreed to cease originating residential first lien mortgage loans and exit our mortgage banking activities. Accordingly, we completed processing the residential first lien mortgage pipeline by the end of the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we commenced purchasing first lien residential mortgage loans, on a servicing released basis, from third-party originators during the third quarter of 2020.

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

Recent Events - COVID-19

The coronavirus (COVID-19) pandemic, which was declared a national emergency in the United States in March 2020, continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, then declining further to a low of 0. 52% in early August, before rising to 0.69% as of September 30, 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition, and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees and vendors.

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

Lending Operations and Accommodations to Borrowers

We actively participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act) that was enacted on March 27, 2020. Among other provisions, the CARES Act created the $349 billion PPP loan program for loans to small businesses for, among other things, payroll, group health care benefit costs and qualifying mortgage, rent and utility payments. The Paycheck Protection Program and Healthcare Enhancement Act of 2020 (the “PPPHE Act”), was enacted on April 24, 2020. Among other things, the PPPHE Act provided an additional $310 billion of funding for the PPP of which, $30 billion is specifically allocated for use by banks and other insured depository institutions that have assets between $10 billion and $50 billion.

The Paycheck Protection Program Flexibility Act of 2020” (the “PPPF Act”) was enacted in June 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) requires the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and created a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good-faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.

In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

At September 30, 2020, we had originated $201.0 million of loans under the PPP. During the first phase of the program, which commenced on April 3, we funded 777 loans totaling $178.7 million. During phase 2, which commenced on April 27 and ended with applications submitted to the SBA by August 8, 2020, we funded an additional 285 loans totaling $22.5 million. The average loan size under phase 1 and phase 2 of the PPP program was $230 thousand and $78 thousand, respectively. We will continue to support our customers throughout the forgiveness process. We received processing fees from the SBA for the originated PPP loans totaling $6.7 million; these fees were deferred. In addition, $782 thousand of origination costs were deferred. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans. The effective yield of our PPP portfolio is 2.52%. The PPP loans generated pretax income of $1.1 million, or $0.04 after tax per share, in the third quarter of 2020 and $2.1 million, or $0.08 after tax per share, in the second and third quarters of 2020 combined. PPP loans, net of unearned income, totaled $196.4 million at September 30, 2020.

During this unprecedented situation, we have also established client assistance programs, including offering commercial and retail customers loan modifications, on a case by case basis, in the form of payment deferrals for periods up to six months, as discussed below.

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP measure defined as total loans (which term includes leases), but excluding our PPP loans. We believe that portfolio loan related measures provide additional useful information for purposes of evaluating our results of operations and financial condition with respect to the third quarter of 2020 and comparing it to other periods, since the PPP loans are guaranteed by the SBA, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA in the next six to nine months. We commenced making loans under the PPP program in the second quarter of 2020.  A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below under “Use of Non-GAAP Measures.”

As of September 30, 2020, a total of $135.5 million of loans (representing 7.2% of total loans and 8.0% of portfolio loans) were performing under some form of deferral or other payment relief. By comparison, $291.4 million (representing 15.3% of total loans and 17.1% of portfolio loans) were performing under some form of deferral or other payment relief as of June 30, 2020. As of November 6, 2020, $47.4 million of loans (representing 2.5% of total loans and 2.8% of portfolio loans at September 30, 2020) were performing under some form of deferral or other payment relief. We expect that some requests for payment deferral extensions will continue during the fourth quarter while other borrowers currently on payment deferral will resume payments. Customer requests for additional or new deferrals have been minimal, and we expect substantially all loan deferrals to have ended by January 31, 2021.

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

Impact on Our Results of Operation and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on our results of operation and financial condition.  While it has not yet had a significant impact to our financial condition as of September 30, 2020, in the form of incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for loan and lease losses (the "allowance") by $7.3 million in the first nine months of 2020, related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area.  Our allowance for periods ending after September 30, 2020 may be materially impacted by the COVID-19 pandemic.

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

Capital and Liquidity

As of September 30, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by loan and lease losses.

We anticipated potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP.  We built on-balance sheet liquidity during the first quarter of 2020 in anticipation of a possible increase in the utilization of existing lines of credit or decreases in customer deposits. Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020 while continuing to build our contingent funding availability during the second and third quarters of 2020.

The Federal Reserve created the Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that allows us to obtain funding specifically for loans that we make under the PPP, and allows us to retain existing sources of liquidity for our traditional operations. Borrowings under the Federal Reserve Bank of Richmond’s (“FRB”) PPPLF were $31.1 million at September 30, 2020. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in our limited usage of the PPPLF. Subsequent to September 30, 2020, we repaid all PPPLF borrowings and have no plans to further utilize the PPPLF.

Financial Highlights

Financial highlights during the three and nine months ended September 30, 2020 are as follows:

●	Our net income was $4.6 million, or $0.25 per diluted common share, in the third quarter of 2020; this compares to $4.6 million, or $0.24 per diluted common shares, in the third quarter of 2019.
●	We reported a net loss of $21.5 million, or a loss of $1.14 per diluted common share in the first nine months of 2020; this compares to net income of $11.0 million, or $0.58 per diluted common share in the first nine months of 2019.
●	A goodwill impairment charge of $34.5 million (or a loss of $1.84 per share) was recorded in the second quarter of 2020. The impairment charge was a non-cash charge that did not affect regulatory capital ratios, liquidity, or our overall financial strength.
●	We recorded a provision for credit losses of $8.1 million in the first nine months of 2020, a $4.7 million increase from the first nine months of 2019; the third quarter 2020 provision for credit losses was $1.7 million, a $1.1 million increase from the third quarter of 2019.
●	Our third quarter 2020 net interest margin was 3.15%, a decrease of 31 basis points (“bp”) from the third quarter of 2019; due primarily to a 100 bp decrease in the average yield on our earning assets, partially offset by an 85 bp decrease in the average rate paid on interest-bearing liabilities.
●	Our net interest margin was 3.23% for the first nine months of 2020, a decrease of 31 bp from the first nine months of 2019, due primarily to an 81 bp decrease in the yield on our earning assets, partially offset by a 59 bp decrease in the average rate paid on our interest-bearing liabilities.
●	Total assets were $2.56 billion at September 30, 2020, up $184.6 million from year end 2019 with this asset growth attributable to securities available for sale, up $162.0 million, and loans and leases, net of unearned income, up $138.9 million. Offsetting this growth were decreases in interest bearing deposits with banks, down $37.4 million, loans held for sale, down $30.7 million, and goodwill, down $34.5 million.
●	Total loans and leases, net of unearned income, were $1.88 billion at September 30, 2020, up $138.9 million from December 31, 2019. We originated $196.4 million (net of unamortized deferred fees and costs) of PPP loans in 2020; all other loan portfolios decreased by $54.8 million from year end 2019.
●	Total deposits were $1.97 billion at September 30, 2020, up $258.4 million from year end 2019, with customer deposits up $164.4 million from year end 2019.
●	Our borrowings of $270 million at September 30, 2020 decreased by $49.5 million since year end 2019 as strong customer and institutional deposit growth reduced our need for this source of funds.

●	We completed our $7.0 million stock repurchase program on February 24, 2020; a total of 372,801 shares were repurchased during the first quarter for $6.7 million.
●	We remain “well capitalized” by all regulatory measures.
●	Our book value per common share was $15.45 at September 30, 2020, down $1.03 per share from December 31, 2019. The decrease in book value per share was driven by the goodwill impairment charge in the second quarter 2020 of $1.84 per common share.
●	Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) was $13.51 per share, up $0.34 per share from $13.17 at June 30, 2020, and up $0.83 per share from December 31, 2019. The goodwill impairment charge did not impact tangible book value.

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

The accounting policies we view as critical are those relating to the allowance for loan and lease losses (which we formerly referred to as our allowance for credit losses), goodwill and other intangible assets, income taxes, share based compensation, accounting for business combinations and loans acquired in business combinations. These critical accounting policies and the significant assumptions and estimates made by management related to them are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. Our significant accounting policies are discussed in detail in “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Account Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2019. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Financial Condition

A comparison between September 30, 2020 and December 31, 2019 balance sheets is presented below.

General

Total assets increased $184.6 million, or 7.8%, to $2.56 billion at September 30, 2020 compared to $2.37 billion at December 31, 2019.  Our asset growth consisted primarily of increases in loans and leases of $138.9 million and securities available for sale of $162.0 million.  The growth in these assets was partially offset by decreases in interest-bearing deposits with banks of $37.4 million, goodwill of $34.5 million, and loans held for sale of $30.7 million. The primary source of funding net asset growth was deposits. Total deposits increased by $258.4 million, including an increase in customer deposits of $164.7 million.  Borrowings decreased by $49.5 million and stockholders’ equity decreased by $24.6 million, with the decrease in stockholders’ equity due primarily to the goodwill impairment charge to earnings.

Securities Available for Sale and Held to Maturity

Available for sale

Our available for sale securities are reported at fair value. At both September 30, 2020 and December 31, 2019, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for funding via commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings. At September 30, 2020 and December 31, 2019, $149.8 million and $11.6 million in fair value of available for sale securities, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve’s Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated	$ Change in
	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government
Agencies	$72,318	$73,916	$66,428	$67,312	$6,604	9.8%
Mortgage-backed	290,507	295,918	139,918	142,699	153,219	107.4
Other investments	7,509	7,637	5,510	5,494	2,143	39.0
	$370,334	$377,471	$211,856	$215,505	$161,966	75.2%
Held to maturity
Corporate debentures	$7,250	$7,297	$7,750	$7,897	$(600)	(7.6)%

During the second quarter of 2020, we embarked on a strategy to monetize certain unrealized gains in our mortgage-backed securities (“MBS”) portfolio by selling $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. We then purchased $125 million of lower coupon MBS in order to replace both the MBS sold as well as other available for sale securities runoff during the second quarter. During the third quarter of 2020, we then executed a leveraging strategy that increased the MBS portfolio by $102.4 million from the June 30, 2020 level. The leveraging strategy was designed to replace the decrease in the MBS portfolio’s net interest income that resulted from the completion of the strategy to monetize certain unrealized gains in the MBS portfolio. The total available for sale securities portfolio of $377.5 million at September 30, 2020 increased by $162.0 million, or 75.2%, since December 31, 2019. Our portfolio growth, consisting primarily of MBS, was part of our overall earnings and interest rate risk management strategies.

Our securities portfolio contained 11 securities with unrealized losses of $134 thousand at September 30, 2020, and 15 securities with unrealized losses of $166 thousand at December 31, 2019.  Changes in the fair value of these securities resulted primarily from interest rate fluctuations.  We do not intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery, and we believe the collection of the investment and related interest is probable.  Based on this analysis, we do not consider any of the unrealized losses to be other than temporary impairments. Note 3 to our Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Loan and Lease Portfolio

Total loans and leases (hereinafter referred to as “loans”) were $1.88 billion at September 30, 2020, an increase of $138.9 million, or 8.0% from $1.75 billion at December 31, 2019. We originated $196.4 million of PPP loans, net of unamortized deferred fees and origination costs, during the second and third quarters of 2020. Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail), decreased by $57.5 million, or 3.3%, to $1.69 billion at September 30, 2020 from $1.75 billion at December 31, 2019.  Commercial real estate loans increased $36.4 million, or 5.3%, with our continued focus on the needs of small to mid-size businesses in our market area.  Our commercial loan portfolio decreased by $19.0 million, or 5.1%, as commercial line utilization dropped due to higher liquidity levels at many borrowers.

Our residential real estate portfolio decreased by $57.8 million, or 11.3%, as a result of a substantially higher level of prepayments due to the lower level of mortgage market rates that led to strong mortgage refinance activity in the first nine months of 2020. The level of mortgage runoff was partially mitigated by new loan originations, but the wind down of our mortgage banking activities during the first quarter of 2020 resulted in a lower level of new mortgage originations than in prior quarters. In order to manage loan run-off within our residential first lien mortgage loan portfolio, we commenced purchasing loans on a servicing released basis during the third quarter of 2020.

The following table sets forth the composition of our loan and lease portfolio at the dates indicated.

	September 30, 2020		December 31, 2019
(in thousands)	Total	% of Total	Total	% of Total	$ Change	% Change
Real estate
Construction and land	$104,361	5.5%	$128,285	7.3%	$(23,924)	(18.6)%
Residential – first lien	391,079	20.8	437,409	25.1	(46,330)	(10.6)
Residential – junior lien	62,728	3.3	74,164	4.2	(11,436)	(15.4)
Total residential real estate	453,807	24.1	511,573	29.3	(57,766)	(11.3)
Commercial – owner occupied	250,512	13.3	241,795	13.9	8,717	3.6
Commercial – non-owner occupied	471,753	25.1	444,052	25.4	27,701	6.2
Total commercial real estate	722,265	38.3	685,847	39.3	36,418	5.3
Total real estate loans	1,280,433	67.9	1,325,705	75.9	(45,272)	(3.4)
Commercial loans and leases [1]	353,863	18.8	372,872	21.4	(19,009)	(5.1)
Consumer	53,734	2.9	46,936	2.7	6,798	14.5
Paycheck Protection Program	196,375	10.4	—	—	196,375	NM
Total loans and leases	$1,884,405	100.0%	$1,745,513	100.0%	$138,892	8.0%

1 Includes leases of $4,234 and $6,382 at September 30, 2020 and December 31, 2019, respectively.

Paycheck Protection Program Loans

On March 27, 2020, the CARES Act was signed into law, providing, financial relief and funding opportunities for small businesses under the SBA’s PPP program from approved SBA lenders. In response to the COVID-19 pandemic, the Bank, a SBA lender, began accepting applications and originated PPP loans within the guidelines of the CARES Act, as amended by subsequent legislation. Before the program ended, the Bank funded 36 PPP loans totaling $2.0 million in the third quarter of 2020, resulting in the Bank funding a total of 1,062 PPP loans totaling $201.0 million during the second and third quarters of 2020. PPP loans, net of unamortized deferred fees and origination costs, totaled $196.4 million at September 30, 2020.

Loan Held for Sale

We completed the processing of our remaining residential first lien mortgage pipeline during the first quarter of 2020 and sold the remaining loans held for sale during the second quarter of 2020, each in connection with exiting our mortgage banking activities. As a result, we did not have any loans held for sale at September 30, 2020 compared to $30.7 million at December 31, 2019.

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond (“FRB”), were $59.5 million at September 30, 2020, a decrease of $37.4 million from the December 31, 2019 balance of $97.0 million. As the threat of market disruption in response to the pandemic appeared during the first quarter of 2020, including possible increases in the utilization of existing lines of credit or decreases in customer deposits, we built on-balance sheet liquidity, increasing interest-bearing deposits with banks to $180.0 million at March 31, 2020.  Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels since the first quarter of 2020.

Nonmarketable Equity Securities

At September 30, 2020 and December 31, 2019, we held an investment in stock of the Federal Home Loan Bank (“FHLB”) of $10.6 million and $14.2 million, respectively.  This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB.  This FHLB stock is carried at cost.

Deposits

Total deposits were $1.97 billion at September 30, 2020, a $258.4 million, or 15.1%, increase from $1.71 billion at December 31, 2019.  Customer deposits, which excludes brokered deposits and other non-customer deposits, were up $164.7 million, or 11.2%, in the first nine months of 2020.  Our transaction accounts (noninterest-bearing demand and interest-bearing checking) increased by $190.2 million. Brokered and other non-customer deposits were $333.7 million at September 30, 2020, a $93.7 million increase since year end 2019 and a $172.1 million increase since June 30, 2020. The increase in brokered and other non-customer deposits during the third quarter of 2020 funded the growth in the MBS portfolio and the reduction in FHLB advances.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated:

	September 30, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$657,028	33%	$468,975	27%	$188,053	40.1%
Interest-bearing checking	185,561	10	183,447	11	2,114	1.2
Money market accounts	418,043	21	360,711	21	57,332	15.9
Savings	152,158	8	130,141	7	22,017	16.9
Certificates of deposit $250 and over	59,090	3	77,782	5	(18,692)	(24.0)
Certificates of deposit under $250	500,858	25	493,309	29	7,549	1.5
Total deposits	$1,972,738	100%	$1,714,365	100%	$258,373	15.1%
By deposit source:
Customer deposits	$1,639,055	83%	$1,474,393	86%	$164,662	11.2%
Brokered and other non-customer deposits	333,683	17	239,972	14	93,711	39.1
Total deposits	$1,972,738	100%	$1,714,365	100%	$258,373	15.1%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances.  We use a variety of term structures in order to manage liquidity and interest rate risk.  FHLB advances were $200.0 million at September 30, 2020, a decrease of $85.0 million from December 31, 2019. As of September 30, 2020, all FHLB advances have maturities beyond one year.  In the second quarter of 2020, we repaid $5.0 million of long-term FHLB borrowings, recording a prepayment penalty of $224 thousand in other operating expenses. The early repayment of this advance was primarily for asset/liability management purposes and a result of the current rate environment. During the third quarter of 2020, $46.0 million of maturing short-term FHLB advances were repaid with lower-cost funding sources.

PPPLF Borrowings

The Federal Reserve has created the PPPLF, a lending facility that allows us to obtain funding specifically for loans that we make under the PPP, and allows us to retain existing sources of liquidity for our traditional operations. During the second quarter of 2020 we pledged certain PPP loans as collateral for PPPLF borrowings, with $31.1 million of PPPLF borrowings at both June 30 and September 30, 2020. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in our limited usage of the PPPLF. Subsequent to September 30, 2020, we repaid all PPPLF borrowings and have no plans to further utilize the PPPLF.

Stockholders’ Equity

Total stockholders’ equity was $289.5 million at September 30, 2020, a $24.6 million decrease from $314.1 million at December 31, 2019.  Our decrease in stockholders’ equity was primarily the result of our $21.5 million net loss for the nine months ended September 30, 2020; included in this net loss was a $34.5 million goodwill impairment charge. On February 24, 2020, we completed our stock repurchase program authorized by the Board of Directors on April 24, 2019.  A cumulative total of 392,565 shares at an average price paid per share of $17.83, for an aggregate amount of $7.0 million, were repurchased under the program.  A total of 372,801 shares were repurchased during the first quarter of 2020 for an aggregate amount of $6.7 million.

Total stockholders’ equity at September 30, 2020 represents an equity to assets ratio of 11.3%, compared to 13.2% at December 31, 2019. Our book value per common share was $15.45 at September 30, 2020, down $1.03 per share from December 31, 2019. The decrease in book value per share was driven by the goodwill impairment charge in the second quarter 2020 of $1.84 per common share.

Our tangible book value per share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) was $13.51 per common share at September 30, 2020, up $0.83 per share from $12.68 per share at December 31, 2020.The goodwill impairment charge recorded in the second quarter of 2020 had no impact on our tangible book value per common share.

Results of Operations

A comparison between the nine months ended September 30, 2020 and September 30, 2019 is presented below.

We reported a net loss of $21.5 million, or a loss of $1.14 per diluted common share, for the nine months ended September 30, 2020, compared to net income of $11.0 million, or $0.58 per diluted common share, for the first nine months of 2019. The $32.5 million, or $1.72 per diluted common share, decrease in net income for the nine months ended September 30, 2020 compared to the like period in 2019, was driven primarily by a $34.5 million goodwill impairment charge ($1.84 per diluted common share) in the second quarter of 2020, which was not tax deductible. Outside of the goodwill impairment, net income increased by $2.1 million, or $0.10 per diluted common share, for the first nine months of 2020 compared to 2019, primarily as a result of the following: (a) a $2.4 million increase in securities gains ($0.10 after tax per diluted common share) in 2020, (b) a $1.2 million tax benefit ($0.06 per diluted common share) in 2020 resulting from a net operating loss carryback provision in the CARES Act; (c) a $427 thousand reduction in prepayment penalties on FHLB advances ($0.02 after tax per diluted common share); (d) a $3.6 million branch optimization charge ($0.14 after tax per diluted common share) in 2019; (e) $2.1 million in pretax income from PPP loans in 2020 ($0.08 after tax per diluted common share), and (f) a $700 thousand ($0.03 after tax per diluted common share) litigation settlement charge in 2019 stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. This settlement was not related to the $1.0 million litigation accrual recorded in the second quarter of 2020.

These items were partially offset by: (a) a higher provision for credit losses for the first nine months of 2020 when compared to the comparable period in 2019 of $4.7 million ($0.19 after tax per diluted common share) as we increased our allowance for loan and lease losses due to the current economic environment; (b) a decrease in pretax income from our now exited mortgage banking activities of $1.0 million (or $0.04 after tax per diluted common share); (c) a $1.0 million accrual related to potential litigation claims and $788 thousand of expenses attributable to the departure of our former CFO, each in the first nine months of 2020 (combined, a $0.07 after tax decrease per diluted common share).

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

Net Interest Income

Net interest income for the first nine months of 2020 was $53.9 million, an increase of $1.9 million from the first nine months of 2019. Our net interest margin was 3.23% for the first nine months of 2020, a decrease of 31 bp from the net interest margin of 3.54% in the first nine months of 2019. Average earning assets for the first nine months of 2020 of $2.23 billion increased by $262.5 million, or 13.3%, while total interest income decreased by $4.2 million when compared to the same period in 2019, as the impact of the 81 bp decrease in the average yield on our earning assets more than offset the interest income benefit attributable to the growth in earning assets.  Our average interest-bearing liabilities for the first nine months of 2020 increased by $66.8 million while interest expense decreased by $6.1 million when compared to the same period in 2019, as the impact of the 59 bp decrease in the average rate paid on our interest-bearing liabilities more than offset the increase in interest expense attributable to the growth in interest-bearing liabilities. The net accretion of fair value adjustments on acquired loans added 8 bp to our net interest margin and 11 bp to our average yield on loans in the first nine months of 2020, a decrease of 3 bp each from the same period in 2019. We expect the impact of this net accretion to continue declining in future periods. PPP loans, with an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, reduced the net interest margin by 6 bp for the first nine months of 2020.  Since the PPP program commenced in the second quarter of 2020, there were no PPP loans in 2019.

Interest Income

Interest income decreased $4.2 million, or 6.1%, to $64.7 million for the first nine months of 2020 compared to $68.9 million for the first nine months of 2019. Interest income on loans and leases decreased $3.4 million, or 5.5%, while average loans and leases increased by 10.0% to $1.84 billion when compared to the first nine months of 2019. The average yield on loans and leases of 4.26% for the nine months ended September 30, 2020 was down 70 bp from the first nine months of 2019, primarily driven by the lower interest rate environment as well as the impact of the lower-yielding PPP loans. PPP loans reduced the average loan yield by 11 bp for the first nine months of 2020. The average yield on available for sale securities decreased by 88 bp to 2.19%, as the addition of $116.7 million in mortgage-backed securities for the first nine months of 2020, when compared to the same period in 2019, were at lower yields.  In addition, higher prepayment speeds within this portfolio adversely impacted the portfolio yield. Reflective of the significant decline in the federal funds target rate, the average yield on our interest-bearing deposits in banks fell 145 bp to 0.48% in the first nine months of 2020 compared to the same period in 2019.

Interest Expense

Interest expense decreased by $6.1 million, or 36.3%, to $10.7 million for the first nine months of 2020, compared to $16.8 million for the same period in 2019. The average rate on interest-bearing liabilities decreased by 59 bp to 0.92% for the first nine months of 2020 compared to the same period in 2019. Interest expense on deposits decreased by $4.3 million for the first nine months of 2020 compared to the same period in 2019. Driving this decrease was a $24.3 million decrease in average interest-bearing deposits which included a 44 bp reduction in the average rate paid on total interest-bearing deposits.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased $1.7 million while the average balance increased by $78.3 million for the first nine months of 2020 when compared to the same period in 2019. The average rate paid on FHLB advances of 0.96% for the first nine months of 2020 decreased by 154 bp when compared to the same period in 2019.

Average Balances, Yields and Rates

The following table sets forth average balances, yields and rates, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

	Nine months ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$365,596	$11,281	4.12%	$348,928	$13,350	5.12%	(0.99)%
Commercial real estate	696,083	25,091	4.81	663,442	24,998	5.04	(0.22)
Construction and land	129,798	3,938	4.05	121,337	5,208	5.74	(1.69)
Residential real estate	487,586	14,575	3.99	487,277	16,575	4.55	(0.56)
Consumer	47,011	1,621	4.60	51,293	1,893	4.94	(0.34)
Paycheck Protection Program	113,070	2,136	2.52	—	—	—	2.52
Total loans and leases	1,839,144	58,642	4.26	1,672,277	62,024	4.96	(0.70)
Securities available for sale: (2)
U.S Gov agencies	76,822	1,555	2.70	90,053	1,881	2.79	(0.09)
Mortgage-backed	204,686	2,865	1.87	88,014	2,092	3.18	(1.31)
Corporate debentures	5,655	284	6.71	2,990	186	8.32	(1.61)
Total available for sale securities	287,163	4,704	2.19	181,057	4,159	3.07	(0.88)
Securities held to maturity: (2)	7,580	331	5.84	9,428	434	6.16	(0.33)
FHLB Atlanta stock, at cost	13,979	533	5.09	10,579	502	6.34	(1.25)
Interest bearing deposit in banks	72,267	262	0.48	63,043	909	1.93	(1.44)
Loans held for sale	6,572	179	3.64	27,842	856	4.11	(0.47)
Total earning assets	2,226,705	64,651	3.88%	1,964,226	68,884	4.69%	(0.81)%
Cash and due from banks	13,806			14,178
Bank premises and equipment, net	42,498			44,163
Goodwill	54,240			67,477
Core deposit intangible	7,525			10,425
Other assets	143,750			145,118
Less: allowance for credit losses	(13,535)			(9,419)
Total assets	$2,474,988			$2,236,168
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$186,799	250	0.18%	$203,746	$722	0.47%	(0.29)%
Money market	373,588	1,308	0.47	356,732	2,043	0.77	(0.30)
Savings	141,516	97	0.09	137,223	187	0.18	(0.09)
Time deposits	524,955	5,652	1.44	553,427	8,678	2.10	(0.66)
Total interest-bearing deposits	1,226,858	7,307	0.80	1,251,128	11,630	1.24	(0.45)
Borrowings:
FHLB advances	279,140	2,015	0.96	200,886	3,751	2.50	(1.53)
Fed funds and other borrowings	21,372	52	0.32	8,703	28	0.43	(0.11)
Subordinated debt	28,307	1,360	6.42	28,117	1,432	6.81	(0.39)
Total borrowings	328,819	3,428	1.39	237,706	5,211	2.93	(1.54)
Total interest-bearing funds	1,555,677	10,734	0.92%	1,488,834	16,841	1.51%	(0.59)%
Noninterest-bearing deposits	582,348			422,731
Other liabilities	29,470			21,987
Total liabilities	2,167,495			1,933,552
Stockholders’ equity	307,493			302,616
Total liabilities & equity	$2,474,988			$2,236,168
Net interest rate spread (3)		$53,917	2.96%		$52,043	3.18%
Effect of noninterest-bearing funds			0.27			0.36
Net interest margin on earning assets (4)			3.23%			3.54%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.

(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine months ended September 30,
	2020 vs. 2019
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(2,069)	$(1,724)	$(345)
Commercial real estate	93	(735)	828
Construction and land	(1,270)	(1,017)	(253)
Residential real estate	(2,000)	(1,345)	(655)
Consumer	(272)	(86)	(186)
Paycheck Protection Program	2,136	—	2,136
Total interest on loans and leases	(3,383)	(4,908)	1,525
Securities available for sale:
U.S. Gov agencies	(326)	(40)	(286)
Mortgage-backed	773	(573)	1,346
Corporate debentures	98	(24)	122
Total interest on available for sale securities	545	(637)	1,182
Securities held to maturity	(103)	(16)	(87)
FHLB Atlanta stock, at cost	31	(66)	97
Interest bearing deposit in banks	(647)	(452)	(195)
Loans held for sale	(677)	(65)	(612)
Total interest income	(4,234)	(6,144)	1,910
Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(472)	(299)	(173)
Money market	(735)	(529)	(207)
Savings	(90)	(62)	(28)
Time deposits	(3,026)	(1,812)	(1,214)
Total deposit on deposits	(4,323)	(2,701)	(1,622)
Borrowings:
FHLB advances	(1,736)	(1,531)	(205)
Fed funds and other borrowings	24	(5)	29
Subordinated debt	(72)	(55)	(17)
Total interest on borrowings	(1,784)	(1,591)	(193)
Total interest expense	(6,107)	(4,292)	(1,815)
Effect on net interest earned	$1,873	$(1,852)	3,726

Provision for Credit Losses

We recorded a provision for credit losses of $8.1 million for the first nine months of 2020, compared to $3.4 million for the first nine months of 2019, an increase of $4.7 million. The higher provision for credit losses, reflects the changing economic environment driven by COVID-19.  The provision for credit losses included $320 thousand attributable to our reserve for unfunded commitments, with the remaining $7.8 million attributable to loan and lease losses. For the first nine months of 2020, the portion of the provision for credit losses attributable to loan and lease losses, net of net charge-offs of $569 thousand, resulted in an increase in the allowance for loan and lease losses of $7.3 million.  For the first nine months of 2019, the provision for credit losses, net of net charge-offs of $3.7 million, resulted in a decrease in the allowance of $275 thousand. The increase in our allowance is more fully discussed below under the sections entitled “Nonperforming and Problem Assets” and “Allowance for loan and lease losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following table presents the major categories of noninterest income for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,
(in thousands)	2020	2019	Change	% Change
Service charges on deposit accounts	$1,581	$2,037	$(456)	(22.4)%
Realized and unrealized gains on mortgage banking activity	1,036	5,847	(4,811)	(82.3)
Gain on the sale of securities	3,044	658	2,386	362.6
Gain (loss) on the disposal of bank premises & equipment	6	(83)	89	107.2
Income from bank owned life insurance	1,327	1,392	(65)	(4.7)
Loan related fees and service charges	1,120	3,022	(1,902)	(62.9)
Other operating income	2,100	2,537	(437)	(17.2)
Total noninterest income	$10,214	$15,410	$(5,196)	(33.7)%

Noninterest income was $10.2 million for the nine months ended September 30, 2020, a decrease of $5.2 million, or 33.7%, compared to $15.4 million for the same period in 2019.  The primary drivers of this decrease were the $6.5 million decrease in noninterest income attributable to our mortgage banking activities, which was partially offset by a $2.4 million increase in gains on the sale of investment securities. Outside of noninterest income from mortgage banking activities and securities gains, noninterest income was $5.8 million for the first nine months of 2020, down $1.1 million compared to the same period in 2019.

Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item “loan related fees and service charges.” Noninterest income attributable to our mortgage banking activities was $1.4 million in the first nine months of 2020, compared to $7.9 million in the first nine months of 2019.   We completed the exit of our mortgage banking activities during the second quarter of 2020.

During the second quarter of 2020, we embarked on a strategy to monetize certain unrealized gains in our mortgage-backed securities (“MBS”) portfolio. We identified and sold $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. Securities gains for the nine months ended September 30, 2020 increased by $2.4 million over the $658 thousand recorded in the same period of 2019.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, decreased $456 thousand in the first nine months of 2020.  While the traditional banking fee component was up $128 thousand, NSF and overdraft fees were down $584 thousand from the first nine months of 2019, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges decreased $1.9 million in the first nine months of 2020, compared to the same period in 2019, which included $389 thousand and $2.1 million related to our now exited mortgage banking activities in the first nine months of 2020 and 2019, respectively. Outside of our mortgage banking activities, we had loan related fees and service charges of $731 thousand in the first nine months of 2020, a reduction of $157 thousand when compared to $888 thousand in the first nine months of 2019.  The first nine months of 2019 included an early payoff fee of $308 thousand while the first nine months of 2020 included an interest rate swap arrangement fee of $197 thousand.

Other operating income, which consisted mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, decreased $437 thousand in the first nine months of 2020 compared to the first nine months of 2019.  Fee income from merchant card activity declined by $324 thousand, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity. Additionally, the first nine months of 2019 included a one-time refund of $100 thousand.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,
(in thousands)	2020	2019	Change	% Change
Compensation and benefits	$21,836	$24,245	$(2,409)	(9.9)%
Occupancy and equipment	3,576	8,196	(4,620)	(56.4)
Marketing and business development	1,092	1,486	(394)	(26.5)
Professional fees	2,183	2,250	(67)	(3.0)
Data processing fees	2,673	3,697	(1,024)	(27.7)
FDIC assessment	915	604	311	51.5
Other real estate owned	461	524	(63)	(12.0)
Loan production expense	907	1,981	(1,074)	(54.2)
Amortization of core deposit intangible	2,038	2,296	(258)	(11.2)
Other operating expense	4,715	4,438	277	6.2
Total noninterest expense before goodwill impairment	40,396	49,717	(9,321)	(18.7)
Goodwill impairment	34,500	—	34,500	N/M
Total noninterest expense	$74,896	$49,717	$25,179	50.6%

Noninterest expenses were $74.9 million for the first nine months of 2020, an increase of $25.2 million compared to $49.7 million for the first nine months of 2019. The increase in noninterest expenses was primarily driven by a $34.5 million goodwill impairment charge that we recorded in the second quarter of 2020. Partially offsetting this increase was a reduction in noninterest expenses attributable to our now exited mortgage banking activities, which were $1.4 million for the first nine months of 2020, down $5.5 million from the same period in 2019.  Outside of our goodwill impairment charge and mortgage banking expenses, noninterest expenses were $39.0 million for the first nine months of 2020, down $3.8 million, or 8.8%, from the same period in 2019.

Compensation and benefits expense is the largest component of our noninterest expenses, and decreased by $2.4 million in the first nine months of 2020, compared to the same period in 2019. Compensation and benefits expense attributable to our now exited mortgage banking activities were $928 thousand in the first nine months of 2020, compared to $5.0 million in the first nine months of 2019, a $4.1 million decrease. Compensation and benefits expense other than from mortgage banking activities were $20.9 million in the first nine months of 2020 compared to $19.2 million in the first nine months of 2019, an increase of $1.7 million.  Included within this increase was $698 thousand of compensation expenses attributable to the departure of our former CFO in the first quarter of 2020. This increase was also attributable to $423 thousand in higher claims experience in our self-insured healthcare plan, an  increase of $140 thousand resulting from a lower level of loan origination cost deferrals driven by a decline in lending activities, $195 thousand attributable to an accrual for compensated absences related to additional PTO and a carryover provision granted in light of COVID-19, and $288 thousand attributable to increased staff costs.

Occupancy and equipment expense decreased $4.6 million in the first nine months of 2020 compared to the first nine months of 2019. The first nine months of 2019 included a branch optimization charge of $3.6 million. The projected cost savings from our 2019 branch optimization initiative have been realized, as we closed three branch locations in 2019 and consolidated two other existing branch locations into a new smaller branch location during the first nine months of 2020.

Data processing expenses decreased by $1.0 million for the first nine months of 2020, compared to the same period in 2019, as we realize the benefits from our renegotiated core processing contract. Loan production expenses decreased by $1.1 million in 2020, with $352 thousand of the decrease attributable to our now exited mortgage banking activities. Our FDIC assessment expense was $915 thousand for the first nine months of 2020, an increase of $311 thousand over the same period in 2019. Our second and third quarter 2020 assessment rate increased due to the impact of the goodwill impairment charge on the assessment calculation. In addition, we recognized the benefit of the FDIC’s small bank assessment credits in the third quarter of 2019.

Other operating expenses increased by $278 thousand in the first nine months of 2020, compared to the same period in 2019.  Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. The first nine months of 2020 includes a $1.0 million accrual for potential litigation claims stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank.  Prepayment penalties on FHLB advances were $224 thousand for the first nine months of 2020, a decrease of $427 thousand from the same period in 2019. During the same period in 2019, we recorded a $700 thousand litigation settlement charge stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. This settlement was not related to the $1.0 million litigation accrual recorded in the second quarter of 2020.

Income Tax Expense

For the first nine months of 2020, we recorded income tax expense of $2.6 million compared to $3.3 million for the first nine months of 2019. The goodwill impairment charge of $34.5 million recorded during the second quarter of 2020 was not tax deductible. The first nine months of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017, to tax years ending up to five years earlier. As a result, we will be able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years.  Our effective tax rate for the first nine months of 2020 was (6.0)%; outside of the $34.5 million non-deductible goodwill impairment charge and the $1.2 million benefit from the CARES Act, the effective tax rate for the first nine months of 2020 would have been 24.6%.

Income tax expense for the first nine months of 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from BOLI contracts that were acquired in certain tax-free merger transactions. As a result of this change, we recognized a $232 thousand net reduction in income tax expense in the first quarter of 2019 pertaining to BOLI income that was earned, and initially treated as subject to income tax, in 2018. Our effective tax rate for the first nine months of 2019 was 23.2%; outside the impact of this item, the effective tax rate for the first nine months of 2019 would have been 24.8%.

A comparison between the three months ended September 30, 2020 and September 30, 2019 is presented below.

We reported net income of $4.6 million, or $0.25 per diluted common share, for the third quarter of 2020, compared to net income of $4.6 million, or $0.24 per diluted common share, for the third quarter of 2019. Third quarter 2020 net income decreased by $33 thousand from the third quarter of 2019, primarily as a result of the following: (a) a higher provision for credit losses for the third quarter of 2020 when compared to the comparable period in 2019 of $1.1 million ($0.04 after tax per diluted common share) as we increased our allowance for loan and lease losses due to the current economic environment; and (b) a decrease in pretax income from our now exited mortgage banking activities of $336 thousand ($0.01 after tax per diluted common share).

These decreases were offset by: (a) $1.1 million in pretax income from PPP loans in the third quarter of 2020 ($0.04 after tax per diluted common share); and (b) a $700 thousand ($0.03 after tax per diluted common share) litigation settlement charge in 2019 stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. This settlement was not related to the $1.0 million litigation accrual recorded in the second quarter of 2020.

Net Interest Income

Net interest income for the third quarter of 2020 was $18.3 million, an increase of $1.1 million from the third quarter of 2019. Our net interest margin was 3.15% for the third quarter of 2020, a decrease of 31 bp from the net interest margin of 3.46% in the third quarter of 2019. Average earning assets for the third quarter of 2020 of $2.31 billion increased by $332.8million, or 16.9%, while total interest income decreased by $2.0 million when compared to the same period in 2019, as the impact of the 100 bp decrease in the yield on our earning assets more than offset the interest income benefit attributable to the growth in earning assets.  Our average interest-bearing liabilities for the third quarter of 2020 increased by $72.2 million while interest expense decreased by $3.1 million when compared to the same period in 2019, as the impact of the 85 bp decrease in the average rate paid on our interest-bearing liabilities more than offset the increase in interest expense attributable to the growth in interest-bearing liabilities. The net accretion of fair value adjustments on acquired loans added 10 bp to our net interest margin and 14 bp to our average yield on loans in the third quarter of 2020, an increase from the third quarter of 2019 of 2 bp and 1 bp,  respectively. We expect the impact of this net accretion to continue declining in future periods. PPP loans, with an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, reduced the net interest margin by 9 bp for the third quarter of 2020.

Interest Income

Interest income decreased by $2.0 million, or 8.7%, to $21.0 million for the third quarter of 2020 compared to $23.0 million for the third quarter of 2019. Interest income on loans and leases decreased $1.7 million, while average loans and leases increased by 10.2% to $1.88 billion when compared to the third quarter of 2019. The average yield on loans and leases of 4.04% for the third quarter of 2020 was down 81 bp from the third quarter of 2019, primarily driven by the lower interest rate environment as well as the impact of the lower-yielding PPP loans. PPP loans reduced the average loan yield by 18 bp for the third quarter of 2020. The average yield on available for sale securities decreased by 133 bp to 1.75%, as the average balance of mortgage-backed securities for the third quarter of 2020 increased by $186 million when compared to the same period in 2019 were at lower yields.  In addition, higher prepayment speeds within this portfolio adversely impacted the portfolio yield. Reflective of the significant decline in the federal funds target rate, the average yield on our interest-bearing deposits in banks fell 181 bp to 0.07% in the third quarter of 2020 compared to the same period in 2019.

Interest Expense

Interest expense decreased by $3.1 million, or 53.3%, to $2.7 million for the third quarter of 2020, compared to $5.7 million for the same period in 2019. The average rate on our interest-bearing liabilities decreased by 85 bp to 0.69% for the third quarter of 2020 compared to the third quarter of 2019. Interest expense on deposits decreased by $2.3 million for the third quarter of 2020 compared to the same period in 2019. Driving this decrease was a $18.0 million decrease in average interest-bearing deposits, which included a 74 bp reduction in the average rate paid on all interest-bearing deposits. We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $719 thousand for the third quarter of 2020 compared to the same period in 2019 while the average balance increased by $53.8 million. The average rate on FHLB advances dropped 156 bp to 0.74% in the third quarter of 2020, compared to the same period in 2019.

Average Balances, Yields and Rates

The following table sets forth average balances, yields and rates, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

	Three months ended September 30,
	2020			2019
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$343,991	$3,247	3.76%	$371,745	$4,646	4.96%	(1.20)%
Commercial real estate	702,633	8,502	4.81	676,046	8,481	4.98	(0.16)
Construction and land	125,059	1,188	3.78	121,296	1,701	5.57	(1.79)
Residential real estate	463,874	4,382	3.76	488,053	5,405	4.39	(0.64)
Consumer	49,722	565	4.52	49,068	606	4.90	(0.38)
Paycheck Protection Program	195,588	1,240	2.52	—	—	—	2.52
Total loans and leases	1,880,867	19,124	4.04	1,706,208	20,839	4.85	(0.80)
Securities available for sale: (2)
U.S Gov agencies	79,391	531	2.66	62,154	450	2.87	(0.21)
Mortgage-backed	272,495	942	1.38	86,539	665	3.05	(1.67)
Corporate debentures	5,932	100	6.71	2,990	62	8.23	(1.52)
Total available for sale securities	357,818	1,573	1.75	151,683	1,177	3.08	(1.33)
Securities held to maturity: (2)	7,250	106	5.83	9,750	149	6.06	(0.24)
FHLB Atlanta stock, at cost	13,221	140	4.21	10,840	173	6.33	(2.12)
Interest bearing deposit in banks	46,049	8	0.07	57,604	273	1.88	(1.81)
Loans held for sale	—	—		36,326	344	3.76	(3.76)
Total earning assets	2,305,205	20,951	3.62%	1,972,411	22,955	4.62%	(1.00)%
Cash and due from banks	11,772			15,570
Bank premises and equipment, net	42,376			42,929
Goodwill	31,449			64,949
Core deposit intangible	6,840			9,670
Other assets	143,566			148,049
Less: allowance for credit losses	(16,435)			(9,319)
Total assets	$2,524,773			$2,244,259
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$190,272	36	0.08%	$179,038	$181	0.40%	(0.33)%
Money market	386,189	261	0.27	359,295	761	0.84	(0.57)
Savings	149,973	27	0.07	134,312	63	0.19	(0.11)
Time deposits	493,827	1,390	1.12	565,568	3,057	2.14	(1.02)
Total interest-bearing deposits	1,220,261	1,714	0.56	1,238,213	4,062	1.30	(0.74)
Borrowings:
FHLB advances	260,807	483	0.74	207,033	1,202	2.30	(1.57)
Fed funds and other borrowings	40,492	35	0.34	4,282	2	0.19	0.16
Subordinated debt	28,356	447	6.27	28,161	474	6.68	(0.40)
Total borrowings	329,655	965	1.17	239,476	1,678	2.78	(1.61)
Total interest-bearing funds	1,549,916	2,679	0.69%	1,477,689	5,740	1.54%	(0.85)%
Noninterest-bearing deposits	649,525			434,701
Other liabilities	36,605			25,233
Total liabilities	2,236,046			1,937,623
Stockholders' equity	288,727			306,636
Total liabilities & equity	$2,524,773			$2,244,259
Net interest rate spread (3)		$18,272	2.93%		$17,215	3.08%
Effect of noninterest-bearing funds			0.22			0.38
Net interest margin on earning assets (4)			3.15%			3.46%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three months ended September 30,
	2020 vs. 2019
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(1,399)	$(1,112)	$(287)
Commercial real estate	21	(275)	296
Construction and land	(513)	(541)	28
Residential real estate	(1,023)	(771)	(252)
Consumer	(41)	(46)	5
Paycheck Protection Program	1,240	—	1,240
Total interest on loans and leases	(1,715)	(2,745)	1,030
Securities available for sale:
U.S. Gov agencies	81	(33)	114
Mortgage-backed	277	(360)	637
Corporate debentures	38	(11)	49
Total interest on available for sale securities	396	(404)	800
Securities held to maturity	(43)	(6)	(37)
FHLB Atlanta stock, at cost	(33)	(58)	25
Interest bearing deposit in banks	(265)	(259)	(6)
Loans held for sale	(344)	(339)	(5)
Total interest income	(2,004)	(3,811)	1,808

Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(145)	(145)	0
Money market	(501)	(511)	10
Savings	(36)	(38)	2
Time deposits	(1,667)	(1,441)	(226)
Total deposit on deposits	(2,348)	(2,135)	(213)
Borrowings:
FHLB advances	(719)	(806)	87
Fed funds and other borrowings	33	2	31
Subordinated debt	(27)	(28)	1
Total interest on borrowings	(713)	(832)	119
Total interest expense	(3,061)	(2,967)	(94)
Effect on net interest earned	$1,057	$(845)	$1,902

Provision for Credit Losses

We recorded a provision for credit losses of $1.7 million for the third quarter of 2020, compared to $608 thousand for the third quarter of 2019, an increase of $1.1 million. The higher provision for credit losses reflects the changing economic environment driven by COVID-19.  The provision for credit losses included $320 thousand attributable to our reserve for unfunded commitments, with the remaining $1.4 million attributable to loan and lease losses. For the third quarter of 2020, the portion of the provision for credit losses attributable to loan and lease losses, net of net charge-offs of $78 thousand, resulted in an increase in the allowance for loan and lease losses of $1.3 million. For the third quarter of 2019, the provision for credit losses, net of net charge-offs of $130 thousand, resulted in an increase in the allowance of $478 thousand. The increase in our allowance is more fully discussed below under the sections entitled “Nonperforming and Problem Assets” and “Allowance for loan and lease losses” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
(in thousands)	2020	2019	$ Change	% Change
Service charges on deposit accounts	$506	$726	$(220)	(30.3)%
Realized and unrealized gains on mortgage banking activity	—	2,054	(2,054)	(100.0)
Income from bank owned life insurance	441	485	(44)	(9.1)
Loan related fees and service charges	365	984	(619)	(62.9)
Other operating income	777	784	(7)	(0.9)
Total noninterest income	$2,089	$5,033	$(2,944)	(58.5)%

Noninterest income was $2.1 million for the quarter ended September 30, 2020, a decrease of $2.9 million, or 58.5%, compared to $5.0 million for the same period in 2019.  The primary driver of this decrease was the $2.9 million decrease in noninterest income attributable to our now exited mortgage banking activities. Outside of noninterest income from mortgage banking activities, noninterest income was $2.1 million for the third quarter of 2020, up $72 thousand compared to $2.2 million for the same period in 2019.

Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item “loan related fees and service charges.” With the completion of our exit from mortgage banking activities during the second quarter of 2020, we had no noninterest income attributable to mortgage banking activities in the third quarter of 2020 compared to $2.9 million in the third quarter 2019.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, decreased by $220 thousand in the third quarter of 2020, compared to the same period in 2019.  While the traditional banking fee component was up slightly, NSF and overdraft fees were down $227 thousand from the third quarter of 2019, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges of $365 thousand were down $619 thousand in the third quarter of 2020, from $984 thousand during the same period in 2019, which included $814 thousand related to our now exited mortgage banking activities. We had no loan related fees and services charges related to mortgage banking activities in the third quarter of 2020. Outside of our mortgage banking activities, loan related fees and service charges were $365 thousand for the third quarter of 2020, a $195 thousand increase from $170 thousand for the third quarter of 2019. The third quarter of 2020 included an interest rate swap arrangement fee of $197 thousand.

Other operating income, which consisted mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, decreased $7 thousand in the third quarter of 2020 compared to the third quarter of 2019.  Fee income from merchant card activity declined by $42 thousand, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity, partially offset by increased FHLB grant revenues of $40 thousand.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
(in thousands)	2020	2019	$ Change	% Change
Compensation and benefits	$7,136	$7,939	$(803)	(10.1)%
Occupancy and equipment	1,301	1,442	(141)	(9.8)
Marketing and business development	189	545	(356)	(65.3)
Professional fees	823	747	76	10.2
Data processing fees	897	1,172	(275)	(23.5)
FDIC assessment	416	36	380	1,055.6
Other real estate owned	115	393	(278)	(70.7)
Loan production expense	247	761	(514)	(67.5)
Amortization of core deposit intangible	659	745	(86)	(11.5)
Other operating expense	926	1,625	(699)	(43.0)
Total noninterest expense	$12,709	$15,405	$(2,696)	(17.5)%

Noninterest expenses were $12.7 million for the third quarter of 2020, a decrease of $2.7 million compared to $15.4 million for the third quarter of 2019. We recorded no noninterest expenses attributable to our now exited mortgage banking activities in the third quarter of 2020, compared to $2.7 million for the same period in 2019.  Outside of our mortgage banking expenses, noninterest expenses were $12.7 million for the third quarter of 2020, up $16 thousand from the same period in 2019.

Compensation and benefits expense is the largest component of our noninterest expenses, and decreased by $803 thousand in the third quarter of 2020, compared to the same period in 2019.  We recorded no compensation and benefits expense attributable to our now exited mortgage banking activities in the third quarter of 2020, compared to $2.0 million in the third quarter of 2019. Outside of mortgage banking activities, compensation and benefits expense was $7.1 million in the third quarter of 2020 compared to $6.0 million in the third quarter of 2019, an increase of $1.1 million.   This increase was attributable to $549 thousand in higher claims experience in our self-insured healthcare plan, an increase of $221 thousand resulting from a lower level of loan origination cost deferrals driven by a decline in non-PPP lending activities, $195 thousand attributable to an accrual for compensated absences related to additional PTO and a carryover provision granted in light of COVID-19, and $201 thousand attributable to increased staff costs.

Marketing and business development expenses of $189 thousand in the third quarter of 2020 decreased by $356 thousand from the same period in 2019. The decrease was primarily attributable to a decrease in certain business development activities due to COVID-19. Data processing expenses decreased by $275 thousand for the third quarter of 2020 as we realize the benefits from our renegotiated core processing contract. Loan production expenses decreased by $514 thousand, with $422 thousand of the decrease attributable to our now exited mortgage banking activities. Other real estate owned expenses decreased by $279 thousand in the third quarter of 2020 as a result of higher OREO valuation allowances of $302 thousand in the third quarter of 2019.

Our FDIC assessment expense of $416 thousand increased by $380 thousand from the same period in 2019. The second and third quarter 2020 assessment rate increased due to the impact of the goodwill impairment charge on the assessment calculation; this resulted in $130 thousand of the increase. In addition, we recognized the benefit of the FDIC’s small bank assessment credits in the third quarter of 2019, which reduced the 2019 expense by $265 thousand.

Other operating expenses decreased by $699 thousand in the third quarter of 2020, compared to the same period in 2019. Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. The third quarter of 2019 included a $700 thousand litigation settlement charge stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. This settlement was not related to the $1.0 million litigation accrual recorded in the second quarter of 2020.

Income Tax Expense

For the third quarter of 2020, we recorded an income tax expense of $1.3 million compared to $1.6 million for the third quarter of 2019. Our effective tax rate was 22.6% and 25.6% for the third quarter of 2020 and 2019, respectively.

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

The CARES Act provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

As noted previously in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the term “portfolio loans,” represents a non-GAAP measure defined as total loans (which term includes leases), but excluding our PPP loans. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented below under “Use of Non-GAAP Measures.” We commenced making loans under the PPP program in the second quarter of 2020 and ceased making loans with the end of the program in the third quarter of 2020.

Our level of loan deferrals continues to trend favorably. As of September 30, 2020, a total of $135.5 million of loans (representing 7.2% of total loans and 8.0% of portfolio loans) were performing under some form of deferral or other payment relief. By comparison, $291.4 million of loans (representing 15.3% of total loans and 17.1% of portfolio loans) were performing under some form of deferral or other payment relief as of June 30, 2020. As of November 6, 2020, $47.3 million of loans (representing 2.5% of total loans and 2.8% of portfolio loans at September 30, 2020) were performing under some form of deferral or other payment relief. We expect that some requests for payment deferral extensions will continue during the fourth quarter while other borrowers currently on payment deferral will resume payments. Customer requests for additional or new deferrals have been minimal, and we expect substantially all loan deferrals to have ended by January 31, 2021.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	September 30,	December 31,
(in thousands)	2020	2019
Non-accrual loans:
Real estate loans:
Construction and land	$338	$481
Residential - first lien	11,402	12,162
Residential - junior lien	1,461	786
Commercial owner occupied	793	566
Commercial non-owner occupied	559	1,725
Commercial and leases	1,111	1,960
Consumer	—	127
Total non-accrual loans	15,664	17,807
Accruing troubled debt restructured loans:
Real estate loans:
Residential - first lien	959	968
Commercial and leases	361	367
Total accruing troubled debt restructured loans	1,320	1,335
Total non-performing loans	16,984	19,142
Other real estate owned:
Land	1,060	1,559
Residential - first lien	95	1,344
Commercial non-owner occupied	—	195
Total other real estate owned	1,155	3,098
Total non-performing assets	$18,139	$22,240
Ratios:
Non-performing loans to total loans and leases	0.90%	1.10%
Non-performing loans to portfolio loans (1)	1.00%	1.10%
Non-performing assets to total assets	0.71%	0.94%

Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$423	$47
Total loans past due 90 days and still accruing	$423	$47

(1)	Denotes a non-GAAP measure; portfolio loans is defined as total loans and leases excluding the PPP loans. Refer to the “Use of Non-GAAP Financial Measures” section for additional detail.

Nonperforming Loans

Included in non-accrual loans at September 30, 2020 are four troubled debt restructured loans (“TDRs”) with a new carrying balance totaling $670 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were four TDRs totaling $1.3 million that were performing in accordance with their modified terms at September 30, 2020. There were no additional TDRs during the first nine months of 2020.

Nonperforming loans were $17.0 million, or 0.90% of total loans and leases and 1.00% of portfolio loans, at September 30, 2020. Nonperforming loans were down $2.2 million from $19.1 million, or 1.10% of total loans and leases, at December 31, 2019.  The decrease was the result of $4.5 million in payoffs and $797 thousand of charge-offs, offset by $3.0 million of new nonaccruals in 2020. $564 thousand of the 2020 nonperforming loan charge-offs were attributable to the full charge-off of loans to one borrower during the first quarter of 2020 where we had recorded a specific allocation of the allowance for loan and lease losses of $500 thousand at December 31, 2019.

The composition of our nonperforming loans at September 30, 2020 is further described below:

Non-Accrual Loans:

●	One construction and land loan
●	53 residential first lien loans, three with a combined fair value of $2.6 million in the process of foreclosure
●	29 residential junior lien loans, one with a fair value of $23 thousand in the process of foreclosure
●	Three commercial owner-occupied loans
●	Five commercial non-owner-occupied loans
●	Nine commercial loans

Accruing Troubled Debt Restructured Loans:

●	Two residential real estate loans
●	Two commercial loans

Nonperforming Assets

Our nonperforming assets were $18.1 million, or 0.71% of total assets, at September 30, 2020 compared to $22.2 million, or 0.94% of total assets, at December 31, 2019. Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming assets decreased by $4.1 million at September 30, 2020, compared to December 31, 2019, with $2.2 million of the decrease attributable to nonperforming loans and $1.9 million attributable to a decrease in other real estate owned.

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

Our OREO totaled $1.2 million at September 30, 2020, a $1.9 million decrease from $3.1 million at December 31, 2019. Included in noninterest expenses during the first nine months of 2020 was $257 thousand attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. There was a $367 thousand increase in valuation allowances for the same period of 2019. In addition, we sold several parcels of land, one commercial real estate property, and three residential real estate properties with a combined net carrying balance of $2.1 million; these sales resulted in a $109 thousand net loss on the disposition of OREO in 2020. We added one new residential real estate property with a carrying balance of $51 thousand in 2020.

OREO at September 30, 2020 consisted of:

●	Several parcels of unimproved land.
●	Two residential 1-4 family properties.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses (the “allowance”) at September 30, 2020 was $17.7 million, up $7.3 million from $10.4 million at December 31, 2019. Net charge-offs for the first nine months of 2020 were $569 thousand while we recorded a $7.8 million provision for credit losses attributable to loan and lease losses.  The allowance was 0.94% of total loans and leases and 1.05% of portfolio loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) at September 30, 2020, compared to 0.60% of total loans and leases at December 31, 2019. The allowance was also 103.96% of nonperforming loans at September 30, 2020, an increase of 49.62% from 54.34% of nonperforming loans at December 31, 2019. The $7.3 million increase in our allowance was primarily the result of management’s response to the COVID-19 pandemic and changes in the qualitative factors discussed below.

COVID-19 and Our Evaluation of the Allowance

The September 30, 2020 allowance reflects our assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s approach to COVID-19 and the evaluation of the allowance considered the following: (1) any change in historical loss rates resulting from COVID-19; (2) any risk rating downgrades related to COVID-19; and (3) any changes to collateral valuations or cash flow assumptions for impaired loans.  Based on this review, we determined that some risk rating downgrades had occurred and were factored into the quantitative allowance at September 30, 2020.

We then reviewed our qualitative factors and identified four factors that warranted further evaluation:

●	Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, including the condition of various market segments;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
●	Changes in the value of underlying collateral for collateral-dependent loans; and
●	Changes in the volume and severity of past due, nonaccrual, and adversely classified loans.

Our evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Maryland between the March 5 disclosure of the first confirmed cases of COVID-19 in the state and the March 23 executive order closing all non-essential businesses in the state. In addition, management considered the dramatic rise in the unemployment rate in our market area. Based on U.S. Department of Labor weekly initial unemployment claims by state, management noted that the average weekly initial unemployment claims for the State of Maryland during the two weeks ending March 28, 2020 were 19 times higher than the average weekly claims for the first eleven weeks of 2020 (the “pre-COVID” period”). As a result, we increased this qualitative factor as of March 31, 2020.

During the quarter ended June 30, 2020, initial unemployment claims for the State of Maryland were still 12 times higher than the pre-COVID period.  While much of the Maryland economy had reopened by the end of the second quarter, the high level of economic slowdown, the high unemployment rate, and the heightened risk of setbacks in the pace of reopening the local economy resulted in an additional increase in this qualitative factor as of June 30, 2020.

During the quarter ended September 30, 2020, the rate of change in average weekly initial unemployment claims slowed significantly, but was still three times higher than the pre-COVID period.  While the Maryland economy has fully reopened with some limitations and a substantial amount of economic activity has returned, unemployment, while declining, still remains high, and many businesses are still experiencing significant drops in revenue. In addition, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly since the end of September, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief. As a result, we made no adjustments to this qualitative factor as of September 30, 2020.

We also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations. Management performed an analysis of the loan portfolio to identify our exposure to industry segments that may potentially be the most highly impacted by COVID-19. Based on this evaluation, the following table identifies those industry segments within our loan portfolio that management believes may potentially be most highly impacted by COVID-19. All balances are as of September 30, 2020; note that the column “SBA PPP Loan Relief” indicates the balance of PPP loans received by our borrowers in each of the identified loan segments. The potentially highly impacted loan segments total $348.4 million, or 18.5% of total loans and leases. However, the following table presents each of these loan segments as a percentage of portfolio loans, which we believe is a more meaningful measure of our potentially highly impacted loan concentration.

		As % of		As % of	Balance	As % of		As % of
($ in millions)	Loan	Portfolio	Total Credit	Total Credit	with	Loan	SBA PPP	Loan
Loan Category	Balance	Loans (1)	Exposure (2)	Exposure	Deferrals	Category	Loan Relief	Category
CRE - retail	$105.8	6.3%	$105.8	5.1%	$7.4	7.0%	$—	0.0%
Hotels	60.8	3.6%	66.3	3.2%	49.9	82.1%	1.5	2.5%
CRE - residential rental	46.8	2.8%	46.8	2.3%	—	0.0%	—	0.0%
Nursing and residential care	40.2	2.4%	45.2	2.2%	—	0.0%	2.6	6.5%
Retail trade	23.3	1.4%	39.8	1.9%	0.2	0.9%	13.2	56.7%
Restaurants and caterers	27.9	1.7%	31.7	1.5%	8.9	31.9%	15.0	53.8%
Religious and similar organizations	28.6	1.7%	30.0	1.5%	7.7	26.9%	6.3	22.0%
Arts, entertainment, and recreation	15.0	0.9%	16.4	0.8%	7.5	50.0%	3.3	22.0%
Total - selected categories	$348.4	20.6%	$382.0	18.6%	$81.6	23.4%	$41.9	12.0%

(1)	Portfolio loans is a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail
(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The breakdown by loan portfolio segment is as follows:

		As % of	As % of
($ in millions)	Loan	Total	Total "High
Loan Portfolio Segment	Balance	Loans (1)	Impacts"
Commercial real estate - non-owner occupied	$222.0	13.2%	63.7%
Commercial real estate - owner occupied	64.7	3.8%	18.6%
Construction and land	33.7	2.0%	9.7%
Commercial loans and leases	25.7	1.5%	7.4%
Other	2.3	0.1%	0.7%
Total	$348.4	20.6%	100.0%

(1)	Portfolio loans is a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail

The potentially highly impacted loan exposures noted in the above tables (the “high impacts”) were concentrated in non-owner-occupied commercial real estate (63.7% of total high impacts), owner-occupied commercial real estate (18.6% of total high impacts), construction and land (9.7% of total high impacts), and commercial loans (7.4% of total high impacts). An increase in this qualitative factor was applied to these high impact loan portfolio categories at both March 31 and June 30, 2020. No adjustment was made to this factor at September 30, 2020.

Our evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  Excluding the high impact portfolios, we concluded that 53% of our non-owner-occupied commercial real estate portfolio as of September 30, 2020 was not included in the high impact exposure. An increase in this qualitative factor was applied to our non-owner-occupied commercial real estate portfolio at both March 31 and June 30, 2020. No adjustment was made to this factor at September 30, 2020.

Our evaluation of changes in the volume and severity of past due, nonaccrual, and adversely classified loans identified three loan portfolio segments where adverse risk rating migration warranted an upward revision to this qualitative factor at September 30, 2020; these portfolio segments were both non-owner-occupied and owner-occupied commercial real estate loans as well as commercial loans.

Credit Risk Management and Allowance Methodology

We provide for loan and lease losses based upon the consistent application of our documented allowance for loan and lease loss methodology.  All loan and lease losses are charged to the allowance and all recoveries are credited to it.  Additions to the allowance are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance for loan and lease losses in accordance with GAAP.

In accordance with accounting guidance for business combinations, there was no allowance brought forward on any acquired loans in our acquisitions.  For acquired performing loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

We recorded acquired credit impaired loans in our acquisitions net of purchase accounting adjustments.  Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance through a provision for credit losses. Subsequent significant increases in cash flows result in a reversal of the provision for credit losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

The allowance consists of two components:

1)	Specific allowances are established for loans classified as Substandard or Doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances; and
2)	General allowances established for loan and lease losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance is maintained at a level to provide for losses that are probable and can be reasonably estimated. Our periodic evaluation of the adequacy of the allowance is based on past credit loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

Our loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged off against the allowance.  All loans are evaluated for loss potential once it has been determined by our Watch Committee that the likelihood of repayment is in doubt.  When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan is moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined, this amount is charged off against the allowance. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

We evaluate the allowance based upon the combined total of the specific and general components. Generally when the loan portfolio increases, absent other factors, the allowance methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, the allowance methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Commercial and commercial real estate loans generally have greater credit risks compared to the one- to four-family residential mortgage loans in our loan portfolio, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.  Actual loan and lease losses may be significantly more than the allowance we have established, which could have a material negative effect on our financial results.

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

For impaired loans, we utilize the appraised value or present value of expected cash flows in determining the appropriate specific allowance attributable to the loan.  In addition, changes in the appraised value of multiple properties securing our loans may result in an increase or decrease in our general allowance as an adjustment to our historical loss experience due to qualitative and environmental factors, as described above.

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

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the Commissioner and the FDIC will periodically review the allowance.  The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan and lease losses for the periods ended:

	September 30,	December 31,
(in thousands)	2020	2019
Balance at beginning of year	$10,401	$9,873
Charge-offs:
Real estate
Construction and land loans	—	(282)
Residential first lien loans	(41)	(518)
Residential junior lien loans	—	(532)
Commercial owner occupied loans	—	(46)
Commercial non-owner occupied loans	(37)	(2,026)
Commercial loans and leases	(549)	(622)
Consumer loans	(187)	(210)
Total charge-offs	(814)	(4,236)
Recoveries:
Real estate
Construction and land loans	—	80
Residential first lien loans	3	—
Residential junior lien loans	59	115
Commercial non-owner occupied loans	—	17
Commercial loans and leases	181	357
Consumer loans	2	2
Total recoveries	245	571
Net charge-offs	(569)	(3,665)
Provision for credit losses (1)	7,825	4,193
Balance at end of year	$17,657	$10,401

Allowance as a % of total loans and leases	0.94%	0.60%
Allowance as a % of portfolio loans (2)	1.05	0.60
Allowance as a % of nonperforming loans	103.96	54.34
Net charge-offs to average loans and leases (3)	0.04	0.22
Provision for credit losses to average loans and leases (1)	0.86	0.25

(1)	Portion attributable to loan and lease losses
(2)	Portfolio loans is a non-GAAP measure defined as total loans and leases excluding the PPP loans (refer to the “Use of Non-GAAP Financial Measures” section for additional detail).
(3)	Annualized

Allocation of Allowance for Loan and Lease Losses

The following table sets forth the allowance for loan and lease losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance for credit losses is attributable to this loan portfolio segment.

	September 30, 2020		December 31, 2019
(in thousands)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Construction and land loans	$1,194	5.6%	$1,256	7.3%
Residential first lien loans	2,356	20.7	2,256	25.1
Residential junior lien loans	840	3.3	478	4.2
Commercial owner occupied loans	2,085	13.3	788	13.9
Commercial non-owner occupied loans	6,679	25.1	2,968	25.4
Total real estate loans	13,154	67.9	7,746	75.9
Commercial loans and leases	3,356	18.9	2,103	21.4
Consumer loans	1,147	2.9	552	2.7
Paycheck Protection Program	—	10.3	—	—
Total	$17,657	100.0%	$10,401	100.0%

(1)Represents the percent of loans in each category to total loans and leases

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2020 and December 31, 2019.

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

Excess liquid assets are invested in interest-bearing deposits in banks (primarily the FRB). The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2020 and December 31, 2019, interest-bearing deposits in banks totaled $59.5 million and $97.0 million, respectively. As the threat of market disruption in response to the pandemic appeared during the first quarter of 2020, including possible increases in the utilization of existing lines of credit or decreases in customer deposits, we built on-balance sheet liquidity, increasing interest-bearing deposits with banks to $180.0 million at March 31, 2020.  Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we have reduced this on-

balance sheet liquidity to pre-COVID-19 levels since the first quarter of 2020 while continuing to build our contingent funding availability during the second and third quarters of 2020.

Our total commitments to extend credit and available credit lines are discussed in the following section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, including a table presenting our comparative exposure at September 30, 2020 and December 31, 2019.

CDs due within one year totaled $369.0 million, or 18.7% of total deposits, and $458.9 million, or $26.8% of total deposits, at September 30, 2020 and December 31, 2019, respectively.  If we do not retain these deposits, we may be required to seek other sources of funds, including securities sales and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on the CDs held in our portfolio.  We believe, however, based on historical experience and current market interest rates that we will retain upon maturity a large portion of our CDs with maturities of one year or less as of September 30, 2020.

Our primary investing activity is originating loans.  During the first nine months of 2020, cash used to fund net loan growth was $138.5 million, up $55.4 million from $83.1 million of cash used to fund net loan growth for the first nine months of 2019. PPP loans originated during 2020, net of unamortized deferred fees and origination costs, accounted for $196.4 million of the net loan growth. During the first nine months of 2020 we purchased $303.5 million of securities while securities sales, maturities, calls, and principal repayments totaled $145.5 million; this resulted in net securities purchases of $158.0 million. For the same period in 2019, we purchased $24.5 million of securities while securities sales, maturities, calls, and principal repayments totaled $87.3 million; this resulted in net securities sales, maturities, calls and principal repayments of $62.8 million.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  For the first nine months of 2020, our deposit growth was $258.4 million compared to December 31, 2019.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, our utilization of institutional deposits sources, and by other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  FHLB advances decreased to $200.0 million at September 30, 2020 compared to $285.0 million at December 31, 2019. At September 30, 2020, we had an available line of credit for $615.8 million at the FHLB, with borrowings limited to a total of $472.9 million based on pledged collateral. This provides us with $272.9 million of borrowing availability at September 30, 2020. We also utilized the PPPLF during the second quarter of 2020, with total borrowings outstanding of $31.1 million at September 30, 2020.  We have additional PPPLF borrowing capacity, based on the principal balance of unpledged PPP loans, totaling $168.9 million at September 30, 2020. Subsequent to September 30, 2020, we repaid all PPPLF borrowings and have no plans to further utilize the PPPLF.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2020 and December 31, 2019, we exceeded all regulatory capital requirements.  We are considered “well capitalized” under regulatory guidelines.

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

Total commitments to extend credit and available credit lines at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Unfunded loan commitments	$117,913	$77,314
Unused lines of credit	326,768	309,519
Letters of credit	14,252	13,853
Total commitments to extend credit and available credit lines	$458,933	$400,686

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  At September 30, 2020 we had a $320 thousand reserve for potential credit losses related to these commitments, recorded in other liabilities on the consolidated balance sheet. We did not have a reserve for potential credit losses related to these commitments at December 31, 2019.

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal and regulatory actions and proceedings. The most significant of these is described in Part II, Item 1. Legal Proceedings.

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

Use of Non-GAAP Financial Measures

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of our tangible book value per share, portfolio loans and related asset quality ratios.

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

Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. The change in portfolio loans is then calculated. In addition, nonperforming loans and the allowance for loan and lease losses are calculated as a percentage of portfolio loans.

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP.

Tangible Book Value per Common Share

	September 30,	June 30,	December 31,	September 30,
($ in thousands except per share data)	2020	2020	2019	2019
Total stockholders' equity	$289,500	$283,281	$314,148	$308,751
Subtract:
Goodwill	31,449	31,449	65,949	65,949
Core deposit intangible, net of deferred tax liability	4,863	5,358	6,339	6,890
Total subtractions	36,312	36,807	72,288	72,839
Tangible common stockholders' equity	$253,188	$246,474	$241,860	$235,912
Total common shares outstanding at end of period	18,742,300	18,715,678	19,066,913	19,081,777
Book value per common share	$15.45	$15.14	$16.48	$16.18
Tangible book value per common share	$13.51	$13.17	$12.68	$12.36

Portfolio Loans and Related Asset Quality Ratios

($ in thousands)	September 30, 2020	December 31, 2019	September 30, 2019	$ Change	% Change
Total loans and leases	$1,884,405	$1,745,513	$1,729,880	$138,892	8.0%
Subtract PPP loans, net	196,375	—	—	196,375	N/M
Total portfolio loans	$1,688,030	$1,745,513	$1,729,880	$(57,483)	(3.3)%
Nonperformng loans	$16,984	$19,142	$19,960
As a % of:
Total loans and leases	0.90%	1.10%	1.15%
Portfolio loans	1.01	1.10	1.15
Allowance for credit losses	$17,657	$10,401	$9,598
As a % of:
Total loans and leases	0.94%	0.60%	0.55%
Portfolio loans	1.05	0.60	0.55

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

Interest Rate Risk

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, our earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (when the general level of interest rates is falling, we may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e. the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – with an associated reduction in portfolio yield and income – if long-term mortgage rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these categories, interest rates indirectly impact earnings through their effect on loan demand, loan and lease losses, mortgage origination fees, and other sources of our earnings.

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

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both September 30, 2020 and December 31, 2019 are presented in the following table. Due to relatively low current market interest rates, it was not possible to calculate the down 200 bp scenario because many of the market interest rates would fall below zero in that scenario. In addition, the down 100 bp scenarios assumes no market interest rates fall below zero. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income
Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	(15)%	(12)%	(10)%	(10)%	(10)%	(12)%
September 30, 2020	(2.2)%	(0.4)%	0.9%	2.1%	(4.0)%	na
December 31, 2019	(13.1)%	(9.7)%	(6.3)%	(3.0)%	(0.6)%	na

Item 4.          Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2020. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

On April 24, 2019, our Board of Directors authorized a stock repurchase program under which we were permitted to repurchase, from time to time, up to $7.0 million of our outstanding common shares. As of February 24, 2020, we had repurchased all remaining shares under the stock repurchase program, resulting in a cumulative total of 392,565 shares repurchased at an average price paid per share of $17.83. As such, we did not engage in any share repurchases in either the second or the third quarters of 2020.

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

HOWARD BANCORP, INC.
(Registrant)

November 9, 2020	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

November 9, 2020	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Executive Vice President and Chief Financial Officer