Form 10-K
period 2020-12-31
Howard Bancorp Inc
filed 2021-03-16
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number: 001-35489

HOWARD BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-3735949
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

3301 Boston Street, Baltimore, MD	21224
(Address of principal executive offices)	(Zip Code)

(410) 750-0020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	Trading Symbol	on which registered:
Common Stock, par value $0.01 per share	HBMD	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes ☐     No ☒

The aggregate market value of the voting common stock of the registrant held by non-affiliates on June 30, 2020, was approximately $140.0 million. At March 15, 2021, the number of outstanding shares of Common Stock, $0.01 par value, of the Corporation was 18,782,399.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

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

● changes in laws or government regulations or policies affecting financial institutions, including as a result of the new presidential administration and Democratic control of Congress;

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

● changes in tax laws and policies;

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

● the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customer’s supply chains, disruptions in transportation, essential utility outages, or trade disputes and related tariffs;

● other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and

● other risks discussed in this report, including those discussed in “Item 1A. Risk Factors.”

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. You should not put undue reliance on any forward-looking statements. These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report , except as required by law.

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

Our leadership team is deep and experienced both as it relates to tenure with us and to industry experience. Our Chairman and Chief Executive Officer, Mary Ann Scully, founded the Company and has over 35 years of banking experience, mainly in senior executive roles with larger financial institutions. Our President and Chief Operating Officer, Robert D. Kunisch, Jr., has over 30 years of banking experience. In addition, we employ a strong stable of next level senior leadership, which we believe is critical for the successful implementation of our strategic initiatives. It is this leadership experience that has driven our growth since our founding.

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

Our Market Area

Our headquarters are located in Baltimore City, Maryland. We consider our primary market area to be the Greater Baltimore Metropolitan Area in Maryland. As of December 31, 2020, we had 15 full-service branches and eight commercial lending offices located throughout Maryland; however, we plan to close two of our branches in early 2021. For additional details regarding branch and lending offices, see “Item 2. Properties” below in this report.

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

As a community bank with over $2.5 billion in assets, we believe that we are well positioned to navigate the ongoing market consolidation and heightened regulatory environment. We have the ability to outsource certain activities (internal audit, compliance review, information security monitoring) and to source new products and services in a highly efficient manner, allowing us to avoid the risk of impairment of operating earnings faced by some banks. We believe this offers an advantage over our competitors which may be locked into legacy systems, or which may find the onslaught of new regulations and evolving consumer expectations challenging. Strategic partnerships for these outsourced activities include contractual relationships with some of the largest and strongest providers of item processing, data processing, information monitoring and payment systems alternatives.  We believe that this provides us with the best of technology and product selection without sacrificing the more intimate delivery advantages of a community bank.  We further believe the current economic and regulatory environment will continue to result in greater consolidation among financial institutions, including community banks.  Some of that consolidation will occur with larger banks, thus exacerbating the scarcity of banks able to underwrite and offer advice in interactions with customers as we do, which we believe gives us a wider window of opportunity to extend our brand and value proposition.  We believe, however, that to the extent some of that consolidation occurs between and among smaller banks, the resulting combined institutions will be better positioned to differentiate themselves. Areas of our primary market are currently experiencing significant disruption due to industry consolidation, management turnover and de novo banking activities. We believe these disruptions will continue in the short-term and may accelerate, which could create additional opportunities for us.

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

Lending Activities

General

Our primary focus is making loans to and gathering deposits from small and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals in our primary market area.  Our loans are made to customers primarily in the Greater Baltimore market and, to a lesser extent, the Greater Washington market.  Our lending activities consist generally of short to medium-term commercial lending, commercial mortgage lending for both owner occupied and investment properties, residential mortgage lending, and consumer lending, both secured and unsecured. A substantial portion of our loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

Credit Policies and Administration

We have adopted a comprehensive lending policy that includes stringent underwriting standards for all types of loans.  Our lending teams follow pricing guidelines established periodically by our management team.  In an effort to manage risk, minimal lending authority is given to individual loan officers. Most loan officers can approve loans up to $100,000 (with a select number of loan officers having the authority to $1,000,000). The Chief Credit Officer, the Chief Commercial Banking Officer, the Chief Executive Officer and the Chief Operating Officer can approve loans up to $2,500,000, or any two together can approve loans up to $5,000,000. Loans above these amounts are reviewed by our Loan Committee. Under the leadership of our executive management team, we believe that we employ experienced lending officers, secure appropriate collateral, and carefully monitor the financial condition of our borrowers and the concentration of loans in our portfolio.

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

Commercial Mortgage Lending

We finance commercial real estate for our clients, for both owner-occupied properties and non-owner occupied (investment) properties (including residential properties).  We generally will finance owner occupied commercial real estate at a maximum loan-to-value of 85% and non-owner occupied at a maximum loan-to-value of 80%.  Our underwriting policies and processes focus on the underlying credit of the owner for owner-occupied real estate and on the rental income stream (including rent terms and strength of tenants) for non-owner occupied real estate as well as an assessment of the underlying real estate.  Risks inherent in managing a commercial real estate portfolio relate to vacancy rates/absorption rates for surrounding properties, sudden or gradual drops in property values as well as changes in the economic climate.  We attempt to mitigate these risks by carefully underwriting loans of this type as well as by following appropriate loan-to-value standards.  We are cash flow lenders and we generally do not rely solely on property valuations in reaching a lending decision.  Personal guarantees are often required for commercial real estate loans as they are for other commercial loans.  Most of our commercial real estate loans carry fixed interest rates and amortize over 20 to 25 years but have five to seven-year maturities.  Properties securing our commercial real estate loans primarily include office buildings, office condominiums, distribution facilities and manufacturing plants.  Substantially all of our commercial real estate loans are secured by properties located in our market area.

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

Residential Mortgage Lending

Beginning in early 2020, we ceased originating first lien residential mortgage loans as a result of the exit of our mortgage banking activities. In order to manage loan run-off within the residential mortgage loan portfolio, we now purchase first lien residential mortgage loans, on a servicing released basis, from third-party originators. In addition to ensuring program eligibility and prudent underwriting from our delegated correspondents, we require that all loans meet the ability to repay rules established by the Consumer Financial Protection Bureau (“CFPB”). Correspondents must demonstrate experience, facilities, selling standards, capital requirements, legal standing, licensing and insurance in order to participate.

We originate home equity loans and home equity lines of credit that are primarily secured by a second mortgage on owner occupied one-to-four family residences.  Our home equity loans are originated at fixed interest rates and with terms of between five and 30 years for primary residences and between five and 15 years for secondary and rental properties, and are fully amortizing.  Our home equity lines allow for the borrower to draw against the line for ten years, after which the line is refinanced into a 20-year fixed-rate loan.  Home equity lines of credit carry a variable rate of interest and minimum monthly payments during the draw period, which are the greater of (i) $50.00 or (ii) depending on credit score, loan-to-value and debt-to-income ratios, either the interest due or interest due plus 1% of the outstanding loan balance.  Home equity loans and lines of credit are generally underwritten with a maximum loan-to-value ratio of 85% (80% when appraised value is greater than $1 million) for a primary residence when combined with the principal balance of the existing mortgage loan.  At the time we close a home equity loan or line of credit, we record a mortgage to perfect our security interest in the underlying collateral.

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

Our home equity loans and lines of credit provide some diversification in our client base.  Although most of these loans are in our primary market area, we believe the diversity of the individual loans in the portfolio reduces our potential risk.

Consumer Lending

We offer various types of secured and unsecured consumer loans, including marine loans originated through brokers. Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by depreciating assets.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation.  Consumer loan collections also depend on the borrower’s continuing financial stability.  If a borrower suffers personal financial difficulties, the loan may not be repaid.  Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Loan Originations, Purchases, Sales, Participations and Servicing

All loans that we originate or purchase are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines.  We originate both fixed and variable rate loans.  Our loan origination activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand.  With the exit of our mortgage banking activities, we now generally retain in our portfolio the majority of loans that we originate. In addition, we now purchase first lien residential mortgage loans, on a servicing released basis, from third-party originators. We do not retain the servicing rights on any loans sold.

We occasionally sell participations in commercial loans to correspondent banks if the amount of the loan exceeds our internal lending limits.  In addition, we purchase loan participations from correspondent banks in our local market.  Those loans are underwritten in-house with the same care as loans directly originated.

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

Mortgage Banking

Although we exited our mortgage banking activities in early 2020 and still have recourse exposure on loans we previously originated and sold. In general, we may be required to repurchase a previously sold mortgage loan or indemnify the purchaser if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents.  In addition, we may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term.  The potential default repurchase period varies by purchaser but can be up to approximately 12 months after sale of the loan to the purchaser.  The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan.  Mortgages subject to recourse are collateralized by single-family residential properties, follow purchaser guidelines, and carry private mortgage insurance, where applicable.

The exit of our mortgage banking activities is discussed in Note 2 to the Consolidated Financial Statements.

Investments and Funding

We utilize both our investment and borrowings portfolios to balance the liquidity needs that result from changes in loan and deposit balances.  It is our goal to provide adequate funding in support of loan growth and ample contingent liquidity against unusual funding needs.  A significant portion of our investment portfolio is generally kept in highly liquid securities, and a portion of the portfolio is used to generate additional positive earnings.  Our primary source of funds is, and will continue to be, core deposits generated from our market area.  Additional funding is provided by overnight unsecured master notes, customer repurchase agreements, Federal Home Loan Bank of Atlanta (“FHLB”) advances, Federal Reserve Bank of Richmond Discount Window borrowings, subordinated debentures and other purchased funds.  Other purchased funds may include certificates of deposit (“CDs”) over $100,000, federal funds purchased, and institutional or brokered deposits.  Collateralized lines of credit and Fed Funds lines of credit are maintained with multiple correspondent banks in order to protect liquidity levels resulting from unexpected deposit withdrawals and natural-market credit demand.

Our investment policy is reviewed annually by our board of directors.  Our board of directors has appointed the Board Asset Liability Committee (“Board ALCO”) to serve as the Investment Committee. The Board ALCO meets at regular intervals (not less than quarterly) and provides a report on the investment portfolio performance to our full board of directors.  The investment officer is designated by the Chief Executive Officer and is responsible for the day-to-day management of liquidity and the investment portfolio in accordance with the policies approved by our board of directors. We actively monitor our investment portfolio and the majority of the portfolio is classified as “available for sale.”  In general, under such a classification, we may sell investment instruments as management deems appropriate.

Other Banking Products

We offer our customers wire transfer services, automated teller machines (“ATMs”) at all of our branch locations, ATM and check cards, safe deposit boxes at selected branches, and credit cards through a third party processor.  In addition, we offer our business customers merchant card services, overnight sweep services, ACH origination capabilities, ACH and check positive pay, remote deposit capture devices for those customers who have a high volume of checks to deposit, and through a third-party provider, an insured cash sweep product to provide expanded FDIC coverage beyond the standard $250,000 per depositor.

We also provide digital banking capabilities to our customers. Our Online and Mobile Banking capabilities allow both consumer and business customers to essentially do their banking from anywhere at any time.  All customers can open accounts, check balances, view eStatements, pay bills, set real-time account alerts, manage cards, and deposit checks from their desktops, tablets, and/or mobile devices.  In addition, our consumer customers have access to send and receive money via Zelle®, mobile payment options including Apple Pay®, Google Pay™ and Samsung Pay™ and can control their debit cards by allowing them to remotely manage, monitor, and proactively control their debit card activity.

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

Employees

We have 235 full-time and eight part-time employees as of December 31, 2020. None of our employees are represented by any collective bargaining unit, and we believe that relations with our employees are good.

Lending Limits

The Bank’s legal lending limit for loans to one borrower was $41.1 million as of December 31, 2020, and we further monitor our exposure to one borrower through an internal policy “in-house” lending limit of $25.0 million as of December 31, 2020, which in-house limit can be exceeded on a limited basis.  As part of our risk management strategy, we may participate a portion of larger loans to other financial institutions.  This strategy allows us to maintain customer relationships yet observe both the legal and “in house” lending limits and manage credit exposure.  However, this strategy may not always be available.

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

Recent Regulatory Developments

Regulatory developments implemented in response to the COVID-19 pandemic, including the CARES Act and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

On March 11, 2021, the American Rescue Plan Act of 2021, or ARP, was signed into law. The ARP provides for approximately $1.9 trillion in direct economic relief as well as funding for COVID-19 testing, contact tracing, and vaccine deployment. The ARP builds upon many of the measures from the CARES Act and subsequent COVID-19 related legislation.

Paycheck Protection Program

A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, we continue to monitor legislative, regulatory, and supervisory developments related thereto, including the most recent changes implemented by the HHSB Act.

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.  Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

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

Acquisitions

The primary purpose of a bank holding company is to control and manage banks.  The BHC Act generally requires the prior approval of the FRB for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company.  Subject to certain conditions (including deposit concentration limits established by the BHC Act), the FRB may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the FRB is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.  Furthermore, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank holding companies must be well-capitalized and examiners must rate them well-managed in order to effect interstate mergers or acquisitions.

Change in Control

Two statutes, the BHC Act and the Change in Bank Control Act (the “CIBC Act”), together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the FRB issued a final rule (which became effective September 30, 2020) that clarified and codified the FRB’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.

Under the CIBC Act, an investor that owns or controls 10% or more of any class of voting stock of a bank or bank holding company and (i) the institution has registered securities under Section 12 of the Exchange Act and (ii) no other person owns, controls or has the power to vote a greater percentage of that class of voting securities is considered a “control” person and may be required to file a change in control notice with the primary federal regulator of the bank or with the FRB.  For the purposes of both the BHC Act and the CIBC Act, ownership by affiliated parties, or parties acting in concert, is typically aggregated.

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

Capital Requirements

The FRB imposes certain capital requirements on a bank holding company under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Howard Bank—Capital Requirements.”  However, because the Company currently has less than $3.0 billion in consolidated assets, it currently qualifies as a small bank holding company, and these capital requirements do not currently apply to the Company.  Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

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

● banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets are exempt from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

● the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;

● a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Capital Requirements”); and

● banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

Capital Requirements

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks.  The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime. Specifically, the following minimum capital requirements apply to the Bank:

● a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;

● a Tier 1 risk-based capital ratio of 6%;

● a total risk-based capital ratio of 8%; and

● a leverage ratio of 4%.

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

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan and lease losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution.  Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions.  The regulations also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless the Bank elected to opt-out from this treatment, which it did.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective for us. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

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

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.  For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the Deposit Insurance Fund (“DIF”) was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%.  On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments:  (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks were to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%.  The Bank subsequently received such assessment credits in 2019.

Maryland Regulatory Assessment

The Commissioner annually assesses state banking institutions to cover the expense of regulating banking institutions.  The Bank’s asset size determines the amount of the assessment.

Liquidity

The Bank is  subject to the uniform reserve requirements of the FRB’s Regulation D, which applies to all insured depository institutions with transaction accounts or non-personal time deposits.  Effective March 26, 2020, the FRB reduced reserve requirement ratios to zero percent, thus eliminating reserve requirements for depository institutions to support lending to households and businesses. The FRB may change its reserve requirements in the future and the Bank may be subject to new reserve requirements for 2021.

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

In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed changes to the regulations implementing the CRA. The FRB did not join the proposal. On May 20, 2020, the OCC issued a final rule to strengthen and modernize its existing CRA framework, but the FDIC was not prepared to finalize its CRA proposal at that time.

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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal stockholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank.  This temporary relief will apply until January 1, 2022, unless amended or extended, while the FRB, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

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

USA PATRIOT Act

The Patriot Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The Patriot Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including:

● requiring standards for verifying customer identification at account opening;

● rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

● reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and

● filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Consumer Protection Laws

We are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy.  These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services.  The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary regulators.  However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators.  As such, the CFPB may participate in examinations of the Bank. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.

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

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the FRB’s power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB affect the levels of bank loans, investments and deposits through the FRB’s control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies. On August 1, 2019, September 19, 2019 and October 31, 2019, the Federal Open Market Committee (the “FMOC”) decreased the federal funds target rate by 25 basis points, which resulted in a total reduction of 75 basis points during 2019. On March 4, 2020, the FMOC decreased the federal funds target rate by 50 basis points to a target range of 1.00% to 1.25%; and on March 16, 2020, the FMOC decreased the federal funds target rate by 100 basis points to a target range of 0.00% to 0.25%. Further changes may occur in 2021.

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

Economic and Geographic-Related Risks

The global COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate effect of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain.

The global COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business and school closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business, financial condition and results of operations, and may continue to do so in the future.  The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The COVID-19 pandemic, and related efforts to contain it, have also caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility.

Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections.  The COVID-19 pandemic may subject us to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

● because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;

● our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;

● if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

● collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;

● our allowance for loan and lease losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

● an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;

● the net worth and liquidity of borrowers and loan guarantors may decline, impairing their ability to honor commitments to us;

● as the result of the reduction of the FRB’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

● deposits could decline if customers need to draw on available balances as a result of the economic downturn;

● the borrowing needs of our clients may increase, especially during this challenging economic environment, which could result in increased borrowing against our contractual obligations to extend credit;

● we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

● we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations; and

● as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Our business may be adversely affected by economic conditions.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the United States as a whole.  Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in the Great Baltimore Metropolitan area.  The economic conditions in this local market may be different from, and in some instances worse than, the economic conditions in the United States as a whole.  In addition, due to the proximity of our primary market area to Washington, D.C., decreases in spending by the Federal government or cuts to Federal government employment could impact us to a greater degree than banks that serve a larger or a different geographical area.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our common stock.  Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics or pandemics (including COVID-19); or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic.  Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession.  In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and a potential resurgence of economic and political tensions with China that may have a destabilizing effect on financial markets and economic activity.  Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits.  These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability.  Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services.  These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Credit, Lending and Interest Rate Risks

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

The small businesses that make up the majority of our commercial borrowers generally do not have the cash reserves to help cushion them from an economic slowdown to the same extent that large borrowers do and thus may be more heavily impacted by an economic downturn, including the downturn related to the COVID-19 pandemic. Any recession that has occurred due to the COVID-19 pandemic or that may occur and/or other negative developments in the domestic or international credit markets or economies may have a negative effect on the ability of our commercial borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings.

Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans.  These risks include:

● the viability of the contractor;

● the value of the project being subject to successful completion;

● the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

● concentrations of such loans with a single contractor and its affiliates.

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

As of December 31, 2020, our commercial real estate loans were equal to 271% of our total regulatory capital. The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios.  The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements:  board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.  If there is any deterioration in our commercial real estate or real estate construction and land portfolios or if our regulators conclude that we have not implemented appropriate risk management practices, it could adversely affect our business and result in a requirement that we increase our capital levels, and such capital may not be available to us on acceptable terms or at all.

Because our loan portfolio includes residential real estate loans, our earnings are sensitive to the credit risks associated with these types of loans.

While we ceased originating residential first lien mortgage loans in early 2020, we will continue to originate home equity loans and home equity lines of credit within our local market area.  We will also purchase residential first lien mortgage loans in order to offset portfolio runoff.  While residential real estate loans are more diversified than loans to commercial borrowers, and our local real estate market and economy have historically performed better than many other markets, a prolonged downturn related to the COVID-19 pandemic could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans in our portfolio.  In addition, should values begin to decline again, the real estate market may take longer to recover or not recover to previous levels.  These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

If our allowance for loan and lease losses is not sufficient to cover actual loan losses, our earnings would decrease.

We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet our obligations. Volatility and deterioration in domestic markets may also increase our risk for credit losses.  We maintain an allowance for loan and lease losses that we believe is adequate for absorbing any potential losses in our loan portfolio.  Management, through a periodic review and consideration of our loan portfolio, determines the amount of the allowance for loan and lease losses.  We cannot, however, predict with certainty the amount of probable losses in our portfolio or be sure that our allowance will be adequate in the future.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan and lease losses is inadequate to absorb future losses, our losses will increase and our earnings will suffer.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan and lease losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  If our assumptions are incorrect, our allowance for loan and lease losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to the allowance and a corresponding decrease to earnings.  We expect economic uncertainty to continue in 2021, and further deterioration in economic conditions may result in a significant increase to our allowance for loan losses in future periods.  Material additions to the allowance could materially decrease our net income.  If delinquencies and defaults should increase, we may be required to further increase our provision for loan losses.

In addition, bank regulators periodically review our allowance for loan and lease losses and may require us to increase our provision for credit losses or recognize further loan charge-offs to the allowance for loan and lease losses.  Any increase in the allowance for loan and lease losses or loan charge-offs might have a material adverse effect on our financial condition and results of operations.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our former mortgage banking division.

As discussed in “Item 1. Business — Mortgage Banking,” most loans that we sold in the secondary market are with recourse.  Therefore, we may be required to repurchase a previously sold mortgage loan or indemnify the purchaser if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents, if the mortgagor has defaulted early in the loan term, or noncompliance with applicable law. While to date we have only had to repurchase a minimal amount of loans previously sold, should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact the market price of our common stock.

Certain of our estimates related to accounting for acquired loans may differ from actual results.

The application of the purchase method of accounting in our prior mergers and any future mergers or acquisitions will impact our allowance for loan and lease losses.  Under the purchase method of accounting, all acquired loans were recorded in our Consolidated Financial Statements at their estimated fair value at the time of acquisition and any related allowance for loan and lease loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our acquired credit impaired loans reflects deterioration in cash flows since acquisition resulting from our quarterly re-estimation of cash flows which involves complex cash flow projections and significant judgment on timing of loan resolution.

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

Governmental economic and monetary policy will influence our results of operations.  The rates of interest payable on deposits and chargeable on loans are affected by monetary policy as determined by various governmental and regulatory authorities, in particular the FRB, as well as by national, state and local economic conditions.  In response to the COVID-19 pandemic, the Federal Open Market Committee cut short-term interest rates to a record low range of 0% to 0.25%, and the FRB has indicated it expects rates to remain within this range through 2023 and possibly longer. If short-term interest rates continue to remain at their historically low levels for a prolonged period and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income.  If rates remain relatively low it could create deflationary pressures, which while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our commercial borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance. If the FRB increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and U.S. economic growth.

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

Capital and Liquidity Risks

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

Further, most of our securities investment portfolio as of December 31, 2020 has been designated as available for sale pursuant to Accounting Standards Codification (“ASC”) Topic 320 – “Investments.”  ASC Topic 320 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax.  If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity.

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

Risks Related to Our Industry

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

The FRB, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

We have substantial exposure to LIBOR-based products, including loans, securities, derivatives and hedges, and we are preparing to transition away from the widespread use of LIBOR to alternative rates. We continue to monitor the market's progress toward an alternative to LIBOR, but are not yet comfortable that there is an efficient instrument with sufficient liquidity to begin a meaningful transition. At this time, we anticipate that a transition may occur in late 2021 or early 2022. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

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

Competition in the banking and financial services industry within our market area is intense.  In our market area, we compete with, among others, commercial banks, savings institutions, mortgage brokerage firms, credit unions, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere.  There are also a number of smaller community-based banks that pursue similar operating strategies as the Bank.  In addition, some of our competitors may offer loans with lower fixed rates and on more attractive terms than we are willing to offer.  Our continued profitability depends on our continued ability to successfully compete in our market area.  The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest earning assets and profitability.  See “Item 1. Business—Competition” for more information about competition in our market area.

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

Risks Related to Our Strategy

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

Our expansion activities could involve a number of additional risks, including:

● the time and expense associated with identifying and evaluating potential acquisition and merger partners;

● using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

● the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices or branches as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

● operating in markets in which we have had no or only limited experience;

● taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s time and attention being diverted from the operation of our existing business;

● we may not be able to correctly identify profitable or growing markets for new branches;

● difficulty or unanticipated expense associated with converting the operating systems of the acquired or merged company into ours;

● the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired bank in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;

● the possibility that the expected benefits of a transaction may not materialize in the timeframe expected or at all, or may be costlier to achieve;

● the ability to realize the anticipated benefits of the merger or acquisition;

● creating an adverse short-term effect on our results of operations;

● losing key employees and customers as a result of a merger or acquisition that is poorly received;

● the possibility of regulatory approval being delayed, impeded, conditioned or denied due to existing or new regulatory issues surrounding the Company, the target institution or the proposed combined entity as a result of, among other things, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive or abusive acts or practices regulations, or the CRA;

● delay in completing a merger or acquisition due to litigation;

● inability to obtain additional financing (including by issuing additional common equity), if necessary, on favorable terms or at all; and

● unforeseen adjustments, write-downs, write-offs or restructuring or other impairment charges.

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

Further, we plan to continue to make investments in our infrastructure in the future.  We may in the future open additional branches in the areas where we now operate and in other markets.  We anticipate that this will have the short-term effect of, at least temporarily, increasing our expenses at a faster rate than revenue growth, which will have an adverse effect on net income.

If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial condition and results of operations.  Further, we may not be successful in our growth strategy, which would negatively impact our financial condition and results of operations.

Operational Risks

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

Legal, Accounting, Regulatory and Compliance Risks

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

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, classification of our assets and determination of the level of our allowance for loan and lease losses.  In addition, changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our stockholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

Further, as a public company, we incur significant legal, accounting, insurance and other expenses in connection with compliance with rules of the SEC and The Nasdaq Stock Market LLC.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, SEC, and the U.S. Treasury Department. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.  Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us.  Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

We face a risk of noncompliance and enforcement action with the Patriot Act, the Bank Secrecy Act and other anti-money laundering statutes and regulations.

Financial institutions are required under the PATRIOT Act, Bank Secrecy Act and other laws and regulations to, among other duties, institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

New accounting standards could require us to increase our allowance for loan and lease losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan and lease losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan and lease losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan and lease losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations.

We are subject to the income tax laws of the U.S., and its states and municipalities in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.

In addition, our ability to continue to record our deferred tax assets is dependent on our ability to realize their value through future projected earnings. Future changes in tax laws or regulations could adversely affect our ability to record our deferred tax assets. Loss of part or all of our deferred tax assets would have a material adverse effect on our financial condition and results of operations.

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

On March 27, 2020, President Trump signed the CARES Act, which created a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020, and an additional stimulus package was approved on December 28, 2020, authorizing an additional $284.5 billion of PPP funds.  Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation.  In addition, litigation can be costly, regardless of outcome.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Our Human Capital

We depend heavily on key employees, including Mary Ann Scully and Robert D. Kunisch, Jr., to continue the implementation of our long-term business strategy, and the loss of one or more of these key employees could curtail our growth, disrupt our operations and result in reduced earnings.

Ms. Scully is our Chairman and Chief Executive Officer, and Mr. Kunisch is our President and Chief Operating Officer. We believe that our continued growth and future success will depend in large part on the skills of our senior management team.  We believe these two executive officers possess valuable knowledge about and experience in the banking industry and that their knowledge and relationships would be difficult to replicate.  We have entered into an employment agreement with each of Ms. Scully and Mr. Kunisch and acquired key-person life insurance on each, but the existence of such agreements and insurance does not assure that we will be able to retain their services or recover losses associated with the loss of their services.  The unexpected loss of the services of Ms. Scully or Mr. Kunisch could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. Competition for personnel is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to compete for these personnel, or the loss of the services of several of such key personnel, could adversely affect our business strategy and materially and adversely affect our business, results of operations, and financial condition.

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

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Factors that may affect market sentiment include:

● operating results that vary from the expectations of our management or of securities analysts and investors;

● developments in our business or in the financial service sector generally;

● regulatory or legislative changes affecting our industry generally or our business and operations in particular;

● operating and securities price performance of companies that investors consider to be comparable to us;

● changes in estimates or recommendations by securities analysts;

● announcements of strategic developments, acquisitions, dispositions, financings and other material events by us or our competitors; and

● changes in financial markets and national and local economies and general market conditions, such as interest rates and stock, commodity, credit or asset valuations or volatility.

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

Our articles of incorporation currently authorize an aggregate of 20,000,000 shares of common stock, 18,782,399 of which are outstanding as of March 15, 2021. As permitted by Maryland law, our articles of incorporation provide that our board of directors can amend our articles of incorporation, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of any class of stock that we have the authority to issue. Our board of directors is further authorized to issue additional shares of common stock and preferred stock, at such times and for such consideration as it may determine, without stockholder action. Because our common stockholders do not have preemptive rights to purchase shares of our capital stock (that is, the right to purchase a stockholder’s pro rata share of any securities issued by us), any future offering of capital stock could have a dilutive effect on holders of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our headquarters are located at 3301 Boston Street, Baltimore, Maryland in a building that we own, which also includes a full-service branch office.  Including the headquarters building, at December 31, 2020, we owned ten of our fifteen full-service branches and leased the remaining five branches, all of which are located in our Greater Baltimore Metropolitan market area.  In addition, we lease five regional commercial lending offices (four in Maryland and one in Delaware) and lease one former branch location. Of the five regional offices and one former branch not occupied, we sublease four of the five locations.  We also own one former branch facility that is classified as long-lived assets within “Interest receivable and other assets” on our Consolidated Balance Sheet. See Notes to the Consolidated Financial Statements, “Premises and Equipment,” and “Operating Leases” for information with respect to the amount at which our premises and equipment are recorded as well as our commitments under long-term leases.

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

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on The Nasdaq Stock Market under the symbol “HBMD.”  At March 15, 2021, we had 369 stockholders of record.

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

Issuer Purchases of Equity Securities

We did not engage in any share repurchases in the fourth quarter of 2020. On April 24, 2019, our Board of Directors authorized a stock repurchase program under which we were authorized, from time to time, to purchase up to $7.0 million of our outstanding common shares. We completed our $7.0 million stock repurchase program on February 24, 2020, and no shares remain available for repurchase.

Item 6. Selected Financial Data

	Year ended December 31,
(in thousands, except per share data.)	2020	2019	2018	2017	2016
Statements of operations data:
Interest income	$86,363	$91,434	$80,389	$43,026	$38,741
Interest expense	12,761	22,124	13,771	5,167	4,562
Provision for credit losses	9,845	4,193	6,091	1,831	2,037
Noninterest income	12,359	21,034	17,860	19,524	14,796
Noninterest expense	89,462	64,078	83,112	45,200	38,699
Federal and state income tax expense	3,645	5,192	(897)	3,152	2,936
Net income (loss)	(16,991)	16,881	(3,828)	7,200	5,303
Preferred stock dividends	—	—	—	—	166
Net income available to common shareholders	(16,991)	16,881	(3,828)	7,200	5,137

Per share data and shares outstanding:
Net income (loss) per common share, basic	$(0.91)	$0.89	$(0.22)	$0.75	$0.74
Net income (loss) per common share, diluted	$(0.91)	$0.89	$(0.22)	$0.75	$0.73
Book value per common share at period end	$15.72	$16.48	$15.48	$13.47	$12.27
Tangible book value per common share at period end (1)	$13.81	$12.68	$11.32	$13.26	$11.93
Average common shares outstanding	18,765,607	19,068,246	17,556,554	9,555,952	6,975,662
Diluted average common shares outstanding	18,765,607	19,071,077	17,556,554	9,596,804	6,998,982
Shares outstanding at period end	18,744,710	19,066,913	19,039,347	9,820,592	6,991,072

Financial Condition data:
Total assets	$2,537,991	$2,374,619	$2,266,514	$1,149,950	$1,026,957
Loans receivable (gross)	1,865,961	1,745,513	1,649,751	936,608	821,524
PPP loans	167,639	—	—	—	—
Portfolio loans (1)	1,698,322	1,745,513	1,649,751	936,608	821,524
Allowance for credit losses	19,162	10,401	9,873	6,159	6,428
Other interest-earning assets	458,488	363,320	351,917	152,343	152,075
Total deposits	1,975,414	1,714,365	1,685,806	863,908	808,734
Borrowings	242,071	319,368	276,653	148,920	127,574
Total stockholders’ equity	294,632	314,148	294,683	132,253	85,790
Common equity	294,632	314,148	294,683	132,253	85,790

Average assets	2,488,280	2,250,334	1,997,474	1,072,943	970,710
Average stockholders’ equity	304,173	304,925	266,075	123,763	86,221
Average common stockholders’ equity	304,173	304,925	266,075	123,763	81,896

Selected performance ratios:
Return on average assets	(0.68)%	0.75%	(0.19)%	0.67%	0.55%
Return on average common equity	(5.59)%	5.54%	(1.44)%	5.82%	6.48%
Net interest margin	3.27%	3.50%	3.78%	3.73%	3.73%
Efficiency ratio	104.07%	70.93%	98.38%	78.77%	79.01%

Asset quality ratios:
Nonperforming loans to gross loans	1.04%	1.10%	1.50%	1.41%	1.17%
Allowance for credit losses to loans	1.03%	0.60%	0.60%	0.66%	0.78%
Allowance for credit losses to portfolio loans	1.13%	0.60%	0.60%	0.66%	0.78%
Allowance for credit losses to nonperforming loans	98.62%	54.33%	39.94%	46.70%	69.24%
Nonperforming assets to loans and other real estate	1.08%	1.27%	1.76%	1.57%	1.41%
Nonperforming assets to total assets	0.79%	0.94%	1.28%	1.28%	1.16%

Capital ratios:
Leverage ratio	9.26%	9.55%	8.77%	11.70%	8.36%
Common equity tier 1 capital ratio	11.83%	11.09%	10.00%	12.77%	9.71%
Tier I risk-based capital ratio	11.83%	11.09%	10.00%	12.77%	9.71%
Total risk-based capital ratio	14.32%	13.14%	12.14%	13.72%	10.83%
Average equity to average assets	12.22%	13.55%	13.32%	11.53%	8.88%

(1)	Represents a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures and Related Reconciliations” Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides additional information regarding our operations for the twelve-month periods ending December 31, 2020, 2019 and 2018, and financial condition at December 31, 2020 and 2019, and should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in operations or results of operations for any future periods.

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

Recent Business Developments

We completed the exit of our mortgage banking activities in early 2020. On December 18, 2019, we entered into an agreement to release certain management members of our mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring our remaining mortgage employees.  We also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of our mortgage employees, and the sale of the domain name, the LLC paid us $750 thousand. Under the agreement, we agreed to cease originating residential first lien mortgage loans and exit all our mortgage banking activities in 2020. Accordingly, all of our residential first lien mortgage pipeline loans were processed by the end of the first quarter of 2020 and our remaining mortgage loans held for sale were sold in the second quarter of 2020. In order to manage future loan run-off within our residential mortgage loan portfolio, we began (and plan to continue) buying first lien residential mortgage loans, on a servicing released basis, from third-party originators. The exit of our mortgage banking activities is discussed in Note 2 to the Consolidated Financial Statements.

COVID-19 Pandemic

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary market and in the United States as a whole. The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, then declining further to a low of 0.52% in early August. Since that time, intermediate and long-term bond yields have risen, with a sharper rise in 2021; the yield on the 10-year Treasury bond is now nearing where it was before the start of the pandemic in February 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020 and remained at that level throughout the remainder of 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition, and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental, regulatory and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

Our COVID-19 Operational Response

In response to the pandemic, we have taken a number of steps to protect our employees, customers and communities. Our response has continued to evolve since the first confirmed case of COVID-19 was reported in Maryland on March 5, 2020.  We have implemented the following measures in an effort to ensure the safety of both our customers and employees while continuing to serve our customers during this challenging period:

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

Lending Operations and Accommodations to Borrowers

We actively participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act), as amended and extended.  Lending under the PPP commenced on April 3, 2020 and the SBA notified lenders that PPP funds were exhausted on or around April 16, 2020.  On April 24, 2020, additional funds were allocated to the PPP and were available through August 8, 2020. An additional stimulus package, approved on December 27, 2020, authorized additional PPP funds.  We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government with respect to the PPP.

The Paycheck Protection Program Flexibility Act of 2020 (the “PPPF Act”) was enacted in June 2020 and modified the PPP as follows: (i) established a minimum maturity of five years for all loans made after the enactment of the PPPF Act and permits an extension of the maturity of existing loans to five years if the borrower and lender agree; (ii) extended the “covered period” of the CARES Act from June 30, 2020, to December 31, 2020; (iii) extended the eight-week “covered period” for expenditures that qualify for forgiveness to the earlier of 24 weeks following loan origination or December 31, 2020; (iv) extended the deferral period for payment of principal, interest and fees to the date on which the forgiveness amount is remitted to the lender by the SBA; (v) requires the borrower to use at least 60% (down from 75%) of the proceeds of the loan for payroll costs, and up to 40% (up from 25%), for other permitted purposes, as a condition to obtaining forgiveness of the loan; (vi) delayed from June 30, 2020 to December 31, 2020 the date by which employees must be rehired to avoid a reduction in the amount of forgiveness of a loan, and created a “rehiring safe harbor” that allows businesses to remain eligible for loan forgiveness if they make a good-faith attempt to rehire employees or hire similarly qualified employees, but are unable to do so, or are able to document an inability to return to pre-COVID-19 levels of business activity due to compliance with social distancing measures; and (vii) allows borrowers to receive both loan forgiveness under the PPP and the payroll tax deferral permitted under the CARES Act, rather than having to choose which of the two would be more advantageous.

In July 2020, the CARES Act was amended to extend, through August 8, 2020, the SBA’s authority to make commitments under the PPP. The SBA’s existing authority had previously expired on June 30, 2020. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

At December 31, 2020, we had originated $201.0 million of loans under the PPP. During the first phase of the program, which commenced on April 3, we funded 777 loans totaling $178.7 million. During the second phase, which commenced on April 24 and ended with applications submitted to the SBA by August 8, 2020, we funded an additional 285 loans totaling $22.5 million. The average loan size under the first and second phase of the PPP program was $230 thousand and $78 thousand, respectively. We will continue to support our customers throughout the forgiveness process. We received processing fees from the SBA for the originated PPP loans totaling $6.7 million, which were deferred. In addition, we deferred $782 thousand of origination costs. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans. PPP lending generated pretax income of $3.8 million, or $0.16 after tax per share in 2020. PPP loans, net of unearned income, totaled $167.6 million at December 31, 2020. A total of $30.1 million of PPP loans were forgiven during 2020.

During this unprecedented situation, we have also established client assistance programs, including offering loan modifications, on a case by case basis, in the form of payment deferrals for periods up to six months, to both commercial and retail customers as discussed in the “Nonperforming and Problem Assets” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We have also temporarily ceased making collection calls, are temporarily waiving a higher proportion of late fees assessed for consumer loans, and have paused new foreclosure and repossession actions. We will continue to re-evaluate these temporary actions based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Current and future governmental actions may require these and other types of customer-related responses.

The CARES Act also permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs, as discussed in the “Nonperforming and Problem Assets” section of this MD&A.

Impact on Our Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operation and financial condition.  While the pandemic did not have a significant impact on our financial condition as of December 31, 2020, in the form of significant incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for loan and lease losses (the “allowance”) by $8.8 million in 2020, related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area.  Our allowance may also be materially impacted in future periods by the COVID-19 pandemic.

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

Capital and Liquidity

As of December 31, 2020, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by loan and lease losses.

We anticipated potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP.  We built on-balance sheet liquidity during the first quarter of 2020 in anticipation of a possible increase in the utilization of existing lines of credit or decreases in customer deposits. Since these events didn’t materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020 while continuing to build our contingent funding availability during 2020.

The Federal Reserve created the Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that allows us to obtain funding specifically for loans that we make under the PPP, and allows us to retain existing sources of liquidity for our traditional operations. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in our limited usage of the PPPLF and no borrowings outstanding at December 31, 2020.

Use of Non-GAAP Financial Measures and Related Reconciliations

This report contains references to financial measures that are not defined in GAAP. Such non-GAAP financial measures include the presentation of our tangible book value per share, portfolio loans, and portfolio loan-related asset quality ratios.

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

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP financial measure defined as total loans and leases, but excluding PPP loans.  Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. We also provide certain asset quality ratios such as nonperforming loans and the allowance for loan and lease losses as a percentage of portfolio loans. We believe that the presentation of portfolio loans and the related asset quality measures provide additional useful information for purposes of evaluating our results of operations and financial condition with respect to the year 2020 when comparing to other periods, since the PPP loans are 100% guaranteed, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA within the next 12-18 months.

We also present “tangible book value per common share.” We believe that this measure is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of risk-based capital ratios. Accordingly, we believe that this non-GAAP financial measure provides information that is important to investors and that is useful in understanding our capital position and ratios. In addition, tangible book value per share is the key metric used by bank analysts in evaluating bank stock price performance. Tangible book value per common share is calculated by dividing tangible common stockholders' equity by total common shares outstanding. Tangible common stockholders' equity is calculated by subtracting goodwill and our net core deposit intangible from total stockholders' equity.

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP.

Tangible Book Value per Common Share

	December 31,			2020 vs 2019
($ in thousands except per share data)	2020	2019	2018	$Change	% Change

Total stockholders' equity (GAAP)	$294,632	$314,148	$294,683	$(19,516)	(6.2)%
Subtract:
Goodwill	31,449	65,949	70,697	(34,500)	(52.3)
Core deposit intangible, net of deferred tax liability	4,393	6,339	8,554	(1,946)	(30.7)
Total subtractions	35,842	72,288	79,251	$(36,446)	(50.4)
Tangible common stockholders' equity (non-GAAP)	$258,790	$241,860	$215,432	$16,930	7.0%

Total common shares outstanding at end of period	18,744,710	19,066,913	19,039,347	(322,203)	(1.7)

Book value per common share (GAAP)	$15.72	$16.48	$15.48	$(0.76)	(4.6)%

Tangible book value per common share (non-GAAP)	$13.81	$12.68	$11.32	$1.12	8.8%

Portfolio Loans and Related Asset Quality Ratios

	December 31,			2020 vs. 2019
($in thousands)	2020	2019	2018	$Change	% Change

Total loans and leases (GAAP)	$1,865,961	$1,745,513	$1,649,751	$120,448	6.9%
Subtract PPP loans, net	167,639	—	—	167,639	—
Total portfolio loans (non-GAAP)	$1,698,322	$1,745,513	$1,649,751	$(47,191)	(2.7)%

Nonperformng loans	$19,430	$19,142	$24,722

As a % of:
Total loans and leases (GAAP)	1.04%	1.10%	1.50%
Portfolio loans (non-GAAP)	1.14	1.10	1.50

Allowance for loan and lease losses	$19,162	$10,401	$9,873

As a % of:
Total loans and leases (GAAP)	1.03%	0.60%	0.60%
Portfolio loans (non-GAAP)	1.13	0.60	0.60

Financial Highlights

Financial highlights for 2020 are as follows:

● We reported a net loss of $17.0 million, or a loss of $0.91 per diluted common share for the year ended December 31, 2020 compared to net income of $16.9 million, or $0.89 per diluted common share for the year ended December 31, 2019.

● We recorded a goodwill impairment charge of $34.5 million (or a loss of $1.84 per share) in the second quarter of 2020, which was a non-cash charge that did not affect regulatory capital ratios, liquidity, or our overall financial strength.

● We recorded a provision for credit losses of $9.8 million in 2020, a $5.7 million increase from the $4.2 million we recorded in 2019.

● The allowance for loan and lease losses (the “allowance”) was $19.2 million at December 31, 2020, an increase of $8.8 million from $10.4 million at December 31 2019.

● The allowance was 1.03% of total loans and leases and 1.13% of portfolio loans (a non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) at December 31, 2020, compared to 0.60% of total loans and leases at December 31, 2019.

● Our net interest margin was 3.27% in 2020, a decrease of 23 basis points (“bp”) from 2019; due primarily to a 78 bp decrease in the average yield on our earning assets, partially offset by a 66 bp decrease in the average rate paid on interest-bearing liabilities.

● Total assets were $2.54 billion at December 31, 2020, up $163.4 million from year end 2019 with this asset growth primarily attributable to securities available for sale, up $159.9 million, and loans and leases, net of unearned income, up $120.4 million.  Offsetting this growth were decreases in interest bearing deposits with banks, down $31.8 million, loans held for sale, down $30.7 million, and goodwill, down $34.5 million.

● Total loans and leases, net of unearned income, were $1.87 billion at December 31, 2020, up $120.4 million from December 31, 2019. Portfolio loans were $1.70 billion at December 31, 2020, a decrease of $47.0 million from December 31, 2019.

● Total deposits were $1.98 billion at December 31, 2020, up $261.0 million from year end 2019, with customer deposits up $221.9 million from year end 2019.

● Our borrowings of $242.1 million at December 31, 2020 decreased by $77.3 million since year end 2019 as strong customer and institutional deposit growth reduced our utilization of this source of funds.

● We completed our $7.0 million stock repurchase program on February 24, 2020; a total of 372,801 shares were repurchased during the first quarter for $6.7 million.

● We remained “well capitalized” by all regulatory measures in 2020.

● Our book value per common share was $15.72 at December 31, 2020, down $0.73 per share from December 31, 2019.  The decrease in book value per share was driven by the goodwill impairment charge in 2020 of $1.84 per common share.

● Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” for additional detail) was $13.81 per share at December 31, 2020, an increase of 8.8%, or $1.13 per share since at December 31, 2019. The goodwill impairment charge did not impact tangible book value per share.

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

Certain accounting measurements inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The accounting policies we view as critical accounting policies are those relating to the allowance for loan and lease losses, the valuation of goodwill and other intangible assets, and income taxes.

In reviewing and understanding our financial information, we also encourage you to review our significant accounting policies used in preparing our financial statements.  See Note 1 to our Consolidated Financial Statements for further discussion of our significant accounting policies.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses (the “allowance”) is established through a provision for credit losses charged against income.  Loans are charged against the allowance when we believe that the collectability of the principal is unlikely.  Subsequent recoveries are added to the allowance.  The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent incurred losses in the loan portfolio, based on evaluations of the collectability of loans.  The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. Based on our estimate of the level of allowance required, we record a provision for loan losses to maintain the allowance at an appropriate level.

Our evaluation of the allowance  is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impaired loans, value of collateral, and estimated losses on our loan portfolios as well as consideration of general loss experience. The allowance is also influenced by factors outside of our control such as such as industry and business trends, geopolitical events and the effects of laws and regulations as well as economic conditions such as trends in housing prices, interest rates, GDP, inflation, energy prices and unemployment.

We cannot predict with certainty the amount of loan charge-offs that we will incur.  We do not currently determine a range of loss with respect to the allowance.  In addition, our regulatory agencies, as an integral part of their examination processes, periodically review our allowance.  Such agencies may require that we recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance may be required that would adversely impact earnings in future periods. Note 7 to our Consolidated Financial Statements describes the methodology used to determine the allowance.

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

Management has determined that we have one reporting unit. The sudden and continuing decline in economic conditions triggered by the pandemic included a significant decline in stock market valuations and the stock price of both the Company and our peer banks. These events indicated that goodwill may be impaired and resulted in us performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the second quarter of 2020.

Based on the results of our annual impairment analysis, performed in the fourth quarter of 2020, we determined that there was no additional impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020.

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

Balance Sheet Analysis and Comparison of Financial Condition

A comparison between December 31, 2020 and December 31, 2019 balance sheets is presented below.

General

Total assets increased $163.4 million, or 6.9%, to $2.54 billion at December 31, 2020 compared to $2.37 billion at December 31, 2019.  Our asset growth consisted primarily of increases in our total loans of $120.4 million, which included $167.6 million of PPP loans, and investment securities available for sale of $159.9 million. The growth in these assets was partially offset by decreases in interest-bearing deposits with banks of $31.8 million, goodwill of $34.5 million, and loans held for sale of $30.7 million as we exited our mortgage banking activities. The primary source of funding our net asset growth was deposits. Total deposits increased by $261.0 million, including an increase in customer deposits of $221.9 million. Borrowings decreased by $77.3 million, primarily as a result of a decrease of $85.0 million in Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. Total stockholders’ equity decreased by $19.5 million due primarily to the goodwill impairment charge to earnings.

Investment Securities

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	December 31,
(in thousands)	2020		2019		2018		2020 vs. 2019
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	$ Change in
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government
Agencies	$48,297	$49,605	$66,428	$67,312	$130,088	$130,397	$(17,707)	(26.3)%
Mortgage-backed	310,289	316,672	139,918	142,699	90,242	90,460	173,973	121.9
Other investments	9,008	9,120	5,510	5,494	3,011	3,001	3,626	66.0
	$367,594	$375,397	$211,856	$215,505	$223,341	$223,858	$159,892	74.2%
Held to maturity
Corporate debentures	$7,250	$7,235	$7,750	$7,897	$9,250	$9,253	$(662)	(8.4)%

Available for sale

Our available for sale securities are reported at fair value. At December 31, 2020 and 2019, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for borrowings such as commercial customer overnight securities sold under agreements to repurchase (“repurchase agreements”) and as a source of earnings. At December 31, 2020 and 2019, $226.2 million and $11.6 million in fair value of available for sale securities, respectively, were pledged as collateral. These securities were pledged at the FRB Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

During 2020, we embarked on a strategy to monetize certain unrealized gains in our mortgage-backed securities (“MBS”) portfolio by selling $105 million of MBS with high prepayment speeds, resulting in net gains of $3.0 million. We then purchased $125 million of lower coupon MBS in order to replace both the MBS sold as well as other available for sale securities runoff. We also executed a leveraging strategy that increased the MBS portfolio by $102.4 million from the prior-year level. The leveraging strategy was designed to replace the decrease in the MBS portfolio’s net interest income that resulted from the completion of the strategy to monetize certain unrealized gains in the MBS portfolio. Our portfolio growth, consisting primarily of MBS, was part of our overall earnings and interest rate risk management strategies.

Our available for sale securities portfolio contained eight securities with unrealized losses of $58 thousand at December 31, 2020, and 16 securities with unrealized losses of $166 thousand at December 31, 2019.  Changes in the fair value of these securities resulted primarily from interest rate fluctuations.  We neither intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery. Furthermore, we believe the collection of the investment and related interest is probable.  Based on this analysis, we do not consider any of the unrealized losses to be other-than-temporary impairment.

Average investment securities available for sale were $309.5 million for the year 2020, an increase of $127.1 million, or 69.7%, from the year 2019 average balance.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity. Our held to maturity securities balances were $7.3 million at December 31, 2020 and $7.8 million at December 31, 2019.

There were three held to maturity securities in an unrealized loss position totaling $32 thousand at December 31, 2020, and none at December 31, 2019. Based on our analysis of these securities, we do not consider the unrealized losses to be other-than-temporary impairment. Note 4 to our Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Portfolio Maturities and Yields

The composition and maturities of the investment securities portfolio (with respect to those securities that have a fixed maturity date) at December 31, 2020 is summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	As of December 31, 2020
			After one		After five
(in thousands)	One year or less		through five years		through ten years		After ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
U.S. Government
Agencies	$4,017	2.66%	$17,011	2.60%	$19,769	2.31%	$7,500	2.23%	$48,297	2.43%
Mortgage-backed	—	—	3,712	3.10	2,793	3.10	303,784	1.45	310,289	1.48
Other investments	—	—	—	—	9,008	6.21	—	—	9,008	6.21
	$4,017	2.66%	$20,723	2.69%	$31,570	3.49%	$311,284	1.47%	$367,594	1.72%
Held to maturity
Corporate debentures	$—	—	$1,000	7.00	$6,250	5.68	$—	—	$7,250	5.86%

Nonmarketable Equity Securities

At December 31, 2020 and 2019, we held an investment in stock of the Federal Home Loan Bank of Atlanta (“FHLB”) of $10.6 million and $14.2 million, respectively.  This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB.  This FHLB stock is carried at cost which approximates fair value.

Loan and Lease Portfolio

Total loans and leases (hereinafter referred to as “loans”) increased $120.4 million, or 6.9%, to $1.87 billion at December 31, 2020 from $1.75 billion at December 31, 2019. We originated $196.4 million of PPP loans, net of unamortized deferred fees and origination costs, during the second and third quarters of 2020. At December 31, 2020, PPP loans totaled $167.6 million.  Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail), decreased by $47.0 million, or 2.7%, to $1.70 billion at December 31, 2020 from $1.75 billion at December 31, 2019.

The $47.0 million decrease in portfolio loans was primarily driven by residential real estate loans, which decreased by $70.7 million, or 13.8%. Despite $42.1 million of loan originations and purchases in 2020 ($11.4 million of portfolio originations prior to our exit of mortgage banking activities and $30.7 million of secondary market loan purchases), the net decrease in residential real estate loans was the result of a continued substantially higher level of prepayments due to lower interest rates that led to strong mortgage refinancing. The commercial lending portfolio modestly increased with commercial real estate loans up $56.8 million, or 8.3%, commercial and industrial (“C&I”) loans down $38.8 million, or 10.4%, primarily due to lower line utilization, and construction and land loans down $11.6 million, or 9.1% due primarily to transfers to other loan portfolios. Consumer loans were up $17.1 million, or 36.4%, primarily driven by growth in our marine lending portfolio.

Average loans were $1.85 billion for the year 2020, an increase of $166.8 million, or 9.9%, over average loans for the year 2019. Average portfolio loans were $1.72 billion for the year 2020, an increase of $35.3 million, or 2.1%, from average loans for the year 2019. The year over year growth was primarily in commercial real estate loans, partially offset by decreased residential real estate loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
Construction and land	$116,675	6.3%	$128,285	7.3%	$123,671	7.5%	$74,398	7.9%	$72,973	8.9%
Residential – first lien	380,865	20.4	437,409	25.1	383,044	23.2	194,896	20.8	195,032	23.7
Residential – junior lien	60,002	3.2	74,164	4.2	89,645	5.4	43,047	4.6	35,009	4.3
Total residential real estate	440,867	23.6	511,573	29.3	472,689	28.6	237,943	25.4	230,041	28.0
Commercial – owner occupied	251,061	13.5	241,795	13.9	234,102	14.2	170,408	18.2	134,213	16.3
Commercial – non-owner occupied	491,630	26.3	444,052	25.4	427,747	25.9	260,802	27.8	216,781	26.4
Total commercial real estate	742,691	39.8	685,847	39.3	661,849	40.1	431,210	46.0	350,994	42.7
Total real estate loans	1,300,233	69.7	1,325,705	75.9	1,258,209	76.2	743,551	79.3	654,008	79.6
Commercial loans and leases [1]	334,086	17.9	372,872	21.4	336,876	20.5	188,729	20.2	162,715	19.8
Consumer	64,003	3.4	46,936	2.7	54,666	3.3	4,328	0.5	4,801	0.6
Total portfolio loans and leases	$1,698,322	91.0	$1,745,513	100.0	$1,649,751	100.0	$936,608	100.0	$821,524	100.0
Paycheck protection program (PPP)	167,639	9.0	—	—	—	—	—	—	—	—
Total loans and leases	$1,865,961	100.0%	$1,745,513	100.0%	$1,649,751	100.0%	$936,608	100.0%	$821,524	100.0%
(1)	Includes equipment financing leases of $3,597, $6,382, $7,607, $8,759, and $2,847 at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

Loan Portfolio Maturities

The following table summarizes the scheduled repayments of our loan portfolio and sets forth the scheduled repayments of fixed and adjustable rate loans in our portfolio at December 31, 2020.

	At December 31, 2020
		After one
(dollars in thousands)	One year or less	through five years	After five years	Total
Real Estate
Construction and land	$30,150	$66,133	$20,392	$116,675
Residential - first lien	2,987	2,667	375,211	380,865
Residential - junior lien	732	2,643	56,627	60,002
Total residential real estate	3,719	5,310	431,838	440,867
Commercial - owner occupied	15,828	110,946	124,287	251,061
Commercial - non-owner occupied	41,268	222,003	228,359	491,630
Total commercial real estate	57,096	332,949	352,646	742,691
Total real estate loans	90,965	404,392	804,876	1,300,233
Commercial loans and leases [1]	36,570	149,670	147,846	334,086
Consumer	248	15,289	48,466	64,003
Total portfolio loans and leases	$127,783	$569,351	$1,001,188	$1,698,322
Paycheck protection program (PPP)	—	167,639	—	167,639
Total loans and leases	$127,783	$736,990	$1,001,188	$1,865,961
Rate terms:
Fixed rate	$51,258	$403,936	$547,007	$1,002,201
Adjustable rate	76,525	333,054	454,181	863,760
Total	$127,783	$736,990	$1,001,188	$1,865,961
1.	Includes equipment financing leases of $3,597 at December 31, 2020

Loans Held for Sale

In connection with exiting of our mortgage banking activities, we completed the processing of our remaining residential first lien mortgage loan pipeline during the first quarter of 2020 and sold the remaining loans held for sale during the second quarter of 2020. As a result, we did not have any loans held for sale at December 31, 2020 compared to $30.7 million at December 31, 2019.

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond, were $65.2 million at December 31, 2020, a decrease of $31.8 million from the December 31, 2019 balance of $97.0 million. On March 15, 2020, the Board of Governors of the Federal Reserve System reduced the reserve requirement to zero percent due to the COVID-19 pandemic; this action and our active management of cash levels were the primary drivers of the lower balance.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair value of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired.

Due to the pandemic and the related economic fallout, including most specifically, declining stock prices at both the Company and peer banks, the Federal Reserve’s significant reduction in interest rates, and other business and market considerations, we performed an interim goodwill impairment analysis as of June 30, 2020. Based on this analysis, the estimated fair value of the Company was less than book value, resulting in a $34.5 million goodwill impairment charge, recorded in noninterest expense, in the second quarter of 2020. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position. As a result, goodwill decreased to $31.4 million at December 31, 2020 compared to $65.9 million at December 31, 2019.

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in a business combination. The core deposit intangible is amortized over the estimated useful lives of the long-term deposits acquired, and the remaining amounts of the core deposit intangible are periodically reviewed for impairment. The unamortized balance of our core deposit intangible was $5.8 million at December 31, 2020, compared to $8.5 million at December 31, 2019. Amortization expense reflected in noninterest expense totaled $2.7 million, $3.0 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deposits

We accept deposits primarily from the areas in which our branches and offices are located.  We have consistently focused on building broader customer relationships and targeting small business customers to increase our core deposits.  We also rely on our customer service to attract and retain deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of commercial and retail checking accounts, savings accounts, certificates of deposit, money market accounts, and individual retirement accounts.  In addition, we utilize brokered deposits, primarily through IntraFi Network’s certificate of deposit account registry service (“CDARS”) program. Customer deposits, which exclude brokered deposits and other non-customer deposits, have historically provided us with a sizeable source of relatively stable and low-cost funds to support asset growth.

We review and update interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, anticipated short term loan demand and our deposit growth goals.

Total deposits were $1.98 billion at December 31, 2020, an increase of $261.0 million, or 15.2%, from $1.71 billion at December 31, 2019. Customer deposits were $1.70 billion at December 31, 2020, an increase of $221.9 million, or 15.0%, from $1.47 billion at December 31, 2019. The increase in customer deposits was primarily the result of strong growth in low-cost, non-maturity deposits, which increased by $317.7 million, or 27.8%. $239.1 million of this non-maturity deposit growth was in transaction accounts, with $207.8 million of the transaction account growth in noninterest-bearing deposits. Offsetting this growth was a decline of $86.6 million, or 15.2%, in customer certificates of deposit. Brokered and other non-customer deposits were $279.2 million at December 31, 2020, compared to $240.0 million at December 31, 2019. Non-customer deposits are currently our lowest-cost incremental funding source.

Average customer deposits for the year 2020 were $1.60 billion, an increase of $124.2 million, or 8.4%, from the year 2019 average balance.  Customer non-maturity deposit balances increased by $193.6 million, or 17.2%, with transaction accounts up $161.5 million; $170.4 million of the transaction account growth was in noninterest-bearing deposits.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated:

	December 31, 2020		December 31, 2019
		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$676,801	34%	$468,975	27%	$207,826	44.3%
Interest-bearing checking	214,717	11	183,447	11	31,270	17.0
Money market accounts	439,510	22	360,711	21	78,799	21.8
Savings	159,914	8	130,141	7	29,773	22.9
Certificates of deposit $250 and over	51,918	3	77,782	5	(25,864)	(33.3)
Certificates of deposit under $250	432,554	22	493,309	29	(60,755)	(12.3)
Total deposits	$1,975,414	100%	$1,714,365	100%	$261,049	15.2%
By deposit source:
Customer deposits	$1,696,260	86%	$1,474,393	86%	$221,867	15.0%
Brokered and other non-customer deposits	279,154	14	239,972	14	39,182	16.3
Total deposits	$1,975,414	100%	$1,714,365	100%	$261,049	15.2%

The following table sets forth the maturity of certificates of deposit of $100,000 or more at December 31, 2020.

(in thousands)
Three months or less	$218,689
Over three to six months	63,950
Over six to twelve months	41,802
Over twelve months	31,605
$356,046

FHLB Advances

Our primary source of non-deposit funding is FHLB advances. We use a variety of term structures in order to manage liquidity and interest rate risk.  FHLB advances were $200.0 million at December 31, 2020, a decrease of $85.0 million from December 31, 2019. As of December 31, 2020, all FHLB advances have maturities beyond one year.  In the second quarter of 2020, we repaid $5.0 million of long-term FHLB borrowings, recording a prepayment penalty of $224 thousand in other operating expenses. The early repayment of these advances were primarily for asset/liability management purposes and a result of the current rate environment.

Additional information regarding FHLB borrowings with final maturities of less than one year are presented in the following table:

	2020			2019			2018
			Maximum			Maximum			Maximum
			Month-End			Month-End			Month-End
(dollars in thousands)	Amount	Rate	Balance	Amount	Rate	Balance	Amount	Rate	Balance
Balance at December 31	$—	—%	$287,000	$230,000	1.70%	$273,000	$118,000	2.34%	$310,023
Averages for the year	68,696	1.47		148,460	2.30		125,108	1.80

Stockholders’ Equity

Total stockholders’ equity was $294.6 million at December 31, 2020, a $19.5 million decrease from $314.1 million at December 31, 2019.  Our decrease in stockholders’ equity was primarily the result of our $17.0 million net loss in 2020, which included the $34.5 million goodwill impairment charge. On February 24, 2020, we completed our stock repurchase program authorized by the Board of Directors on April 24, 2019.  A cumulative total of 392,565 shares, at an average price paid per share of $17.83, for an aggregate amount of $7.0 million, were repurchased under the program.  A total of 372,801 shares were repurchased during the first quarter of 2020 for an aggregate amount of $6.7 million.

Our book value per common share was $15.72 at December 31, 2020, down $0.73 per share from December 31, 2019.  The decrease in book value per share was driven by the goodwill impairment charge in 2020 of $1.84 per common share.

Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) was $13.81 per share at December 31, 2020, an increase of 8.8%, or $1.13 per share since December 31, 2019. The goodwill impairment charge had no impact on our tangible book value per common share.

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

A discussion of our results of operations for the years ended December 31, 2020, 2019 and 2018 follows.

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

	December 31,
	2020			2019			2018
	Average	Income	Yield	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: (1)
Commercial loans and leases	$362,579	$14,440	3.98%	$357,129	$17,880	5.01%	$320,435	$16,017	5.00%
Commercial real estate	705,392	33,855	4.80	667,557	33,424	5.01	610,111	30,328	4.97
Construction and land	124,324	4,992	4.02	121,156	6,782	5.60	107,962	5,917	5.48
Residential real estate	476,568	19,083	4.00	487,586	21,803	4.47	429,986	18,891	4.39
Consumer	49,911	2,252	4.51	50,017	2,471	4.94	44,361	2,289	5.16
Paycheck Protection Program (PPP)	131,469	4,022	3.06	—	—	—	—	—
Total loans and leases	1,850,243	78,644	4.25	1,683,445	82,360	4.89	1,512,855	73,442	4.85
Securities available for sale: (2)
U.S. Treasury	—	—		—	—		1,241	10	0.83
U.S Gov agencies	72,197	1,920	2.66	85,421	2,376	2.78	72,659	1,507	2.07
Mortgage-backed	230,841	3,828	1.66	93,566	2,889	3.09	44,748	1,369	3.06
Corporate debentures	6,473	421	6.50	3,433	269	7.84	2,683	161	6.00
Total available for sale securities	309,511	6,169	1.99	182,420	5,534	3.03	121,331	3,047	2.51
Securities held to maturity: (2)	7,497	438	5.84	9,503	583	6.14	9,277	571	6.15
FHLB Atlanta stock, at cost	13,218	665	5.03	10,825	668	6.17	11,251	680	6.04
Interest bearing deposit in banks	62,235	268	0.43	63,806	1,094	1.71	69,503	1,082	1.56
Loans held for sale	4,920	179	3.64	30,276	1,195	3.95	38,261	1,567	4.10
Total earning assets	2,247,624	86,363	3.84%	1,980,275	91,434	4.62%	1,762,478	80,389	4.56%
Cash and due from banks	13,234			13,970			16,928
Bank premises and equipment, net	42,368			43,823			45,830
Goodwill	48,511			67,092			60,397
Core deposit intangible	7,190			10,047			11,183
Other assets	143,897			144,625			106,824
Less: allowance for credit losses	(14,544)			(9,498)			(6,166)
Total assets	$2,488,280			$2,250,334			$1,997,474
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$190,153	277	0.15%	$199,091	$912	0.46%	$157,523	$554	0.35%
Money market	388,213	1,415	0.36	356,955	2,814	0.79	361,101	2,197	0.61
Savings	144,894	117	0.08	135,868	249	0.18	129,586	197	0.15
Time deposits	520,055	6,623	1.27	556,398	11,487	2.06	426,958	5,592	1.31
Total interest-bearing deposits	1,243,315	8,432	0.68	1,248,312	15,462	1.24	1,075,168	8,540	0.79
Borrowings:
FHLB advances	261,090	2,465	0.94	206,687	4,728	2.29	221,242	4,778	2.16
Fed funds and other borrowings	20,702	57	0.28	7,748	31	0.40	20,915	77	0.37
Subordinated debt	28,332	1,807	6.38	28,140	1,903	6.76	5,354	376	7.02
Total borrowings	310,124	4,329	1.40	242,575	6,662	2.75	247,511	5,231	2.11
Total interest-bearing funds	1,553,439	12,761	0.82%	1,490,887	22,124	1.48%	1,322,679	13,771	1.04%
Noninterest-bearing deposits	602,005			431,557			403,656
Other liabilities	28,663			22,965			5,064
Total liabilities	2,184,107			1,945,409			1,731,399
Stockholders’ equity	304,173			304,925			266,075
Total liabilities & equity	$2,488,280			$2,250,334			$1,997,474
Net interest rate spread (3)		$73,602	3.02%		$69,310	3.13%		$66,618	3.52%
Effect of noninterest-bearing funds			0.25			0.37			0.26
Net interest margin on earning assets (4)			3.27%			3.50%			3.78%
(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value; held to maturity securities are presented at amortized cost.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

The total of the changes set forth in the rate and volume columns are presented in the total column.

	For the year ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Due to variances in			Due to variances in
(in thousands)	Total	Rates	Volumes	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(3,440)	$(3,657)	$217	$1,863	$21	$1,842
Commercial real estate	431	(1,385)	1,816	3,096	225	2,871
Construction and land	(1,790)	(1,918)	128	865	127	738
Residential real estate	(2,720)	(2,279)	(441)	2,912	351	2,561
Consumer	(219)	(214)	(5)	182	(97)	279
Paycheck Protection Program (PPP)	4,022	—	4,022	—	—	—
Total interest on loans and leases	(3,716)	(9,453)	5,737	8,918	627	8,291
Securities available for sale:
U.S. Treasury	—	—	—	(10)	—	(10)
U.S. Gov agencies	(456)	(104)	(352)	869	514	355
Mortgage-backed	939	(1,337)	2,276	1,520	13	1,507
Corporate debentures	152	(46)	198	108	49	59
Total interest on available for sale securities	635	(1,487)	2,122	2,487	576	1,911
Securities held to maturity	(145)	(29)	(116)	12	—	12
FHLB Atlanta stock, at cost	(3)	(123)	120	(12)	14	(26)
Interest bearing deposit in banks	(826)	(819)	(7)	12	22	(10)
Loans held for sale	(1,016)	(93)	(923)	(372)	(55)	(317)
Total interest income	(5,071)	(12,004)	6,933	11,045	1,184	9,861
Effect on interest expense on interest-bearing liabilities: Deposits:
Interest-bearing demand accounts	(635)	(622)	(13)	358	170	188
Money market	(1,399)	(1,513)	114	617	644	(27)
Savings	(132)	(139)	7	52	43	9
Time deposits	(4,864)	(4,401)	(463)	5,895	3,222	2,673
Total deposit on deposits	(7,030)	(6,675)	(355)	6,922	4,079	2,843
Borrowings:
FHLB advances	(2,263)	(2,777)	514	(50)	283	(333)
Fed funds and other borrowings	26	(10)	36	(46)	7	(53)
Subordinated debt	(96)	(108)	12	1,527	(14)	1,541
Total interest on borrowings	(2,333)	(2,895)	562	1,431	276	1,155
Total interest expense	(9,363)	(9,570)	207	8,353	4,355	3,998
Effect on net interest earned	$4,292	$(2,434)	6,726	$2,692	$(3,171)	5,863

The Federal Reserve’s Federal Open Market Committee’s target for federal funds increased 125 bp in 2017 and 100 bp in 2018 to a range of 2.25% to 2.50% for the year ended December 31, 2018.  During 2019, the federal funds target rate remained at the 2.25% to 2.50% range until July 2019 when the Federal Reserve began to drop the federal funds target rate. In the last half of 2019, the Federal Reserve dropped the federal funds target rate 75 bp to the range of 1.50% to 1.75% at December 31, 2019. In March 2020, in response to the COVID19 pandemic, the Federal Reserve then dropped the federal funds target rate 150 bp to a range of 0.00% to 0.25% where it remained at December 31, 2020.

Comparison of the years ended December 31, 2020 and December 31, 2019

General

We reported a net loss of $17.0 million, or a loss of $0.91 per both basic and diluted common share for the year ended December 31, 2020, compared to net income of $16.9 million, or $0.89 per both basic and diluted common share for the year ended December 31, 2019.  The $33.9 million, or $1.80 per diluted common share, decrease in net income for 2020 compared to 2019, was driven primarily by the $34.5 million goodwill impairment charge ($1.84 per diluted common share) in 2020, which was not tax deductible. Outside of the goodwill impairment, net income increased by $628 thousand, or $0.03 per diluted common share, in 2020 compared to 2019, primarily as a result of the following:

(a)	Increase in securities gains of $2.4 million ($0.10 after tax per diluted common share) in 2020;
(b)	Income tax benefit of $1.3 million ($0.07 per diluted common share) in 2020 resulting from a net operating loss carryback provision in the CARES Act;
(c)	Decrease in prepayment penalties on FHLB advances of $427 thousand ($0.02 after tax per diluted common share) in 2020;
(d)	Decrease in branch optimization charges of $2.7 million ($0.11 after tax per diluted common share) in 2020;
(e)	PPP loan pretax income of $3.8 million ($0.16 after tax per diluted common share) in 2020; and
(f)	Litigation settlement charge of $700 thousand ($0.03 after tax per diluted common share) in 2019 stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank.

These items were partially offset by:

(a)

Higher provision for credit losses in 2020 when compared to 2019 of $5.7 million (or $0.23 after tax per diluted common share) as we increased our allowance for loan and lease losses due to the current economic environment;

(b)	Decrease in pretax income from our now exited mortgage banking activities of $2.1 million (or $0.08 after tax per diluted common share) in 2020;
(c)

Litigation settlement charge of $2.0 million (or $0.08 after tax per diluted common share) in 2020 stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. This settlement was not related to the litigation accrual recorded in 2019; and

(d)	Expenses attributable to the departure of our former CFO of $788 thousand (or $0.03 after tax per diluted common share) in 2020.

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

Net interest income for 2020 was $73.6 million, an increase of $4.3 million, or 6.2%, from 2019. Our net interest margin was 3.27% in 2020, a decrease of 23 bp from the net interest margin of 3.50% in 2019. We continue to experience compression in our net interest margin as market interest rates, after falling to historically low levels as a result of the COVID-19 pandemic through the second quarter of 2020, have generally stabilized. Average earning assets for 2020 of $2.25 billion increased by $267.3 million, or 13.5%, while total interest income decreased by $5.1 million when compared to 2019, as the impact of the 78 bp decrease in the average yield on our earning assets more than offset the interest income benefit attributable to the growth in earning assets.  Our average interest-bearing liabilities for 2020 increased by $62.6 million while interest expense decreased by $9.4 million compared 2019, as the impact of the 66 bp decrease in the average rate paid on our interest-bearing liabilities more than offset the increase in interest expense attributable to the growth in interest-bearing liabilities.

The net accretion of fair value adjustments on acquired loans added ten bp to our net interest margin in 2020, unchanged from 2019. We expect the impact of this net accretion to continue declining in future periods. PPP loans, with an average yield of 3.06% and an interest spread (net of an assumed funding cost at 0.35%) of 2.71%, reduced our net interest margin by four bp in 2020.  The PPP program commenced in the second quarter of 2020; therefore, we had no PPP loans in 2019.

Interest Income

Interest income decreased by $5.1 million, or 5.6%, to $86.4 million in 2020, compared to $91.4 million in 2019. Interest income on loans and leases decreased by $3.7 million, or 4.5%, in 2020 compared to 2019, while average loans and leases increased by 9.9% to $1.85 billion in 2020 when compared to 2019. The average yield on loans and leases of 4.25% for 2020 was down 64 bp from 2019, primarily driven by the lower interest rate environment and, to a lesser extent, the impact of the lower-yielding PPP loans. PPP loans reduced the average loan yield by nine bp in 2020. The net accretion of fair value adjustments on acquired loans added 13 bp to our average yield on loans in 2020, unchanged from 2019.

The average yield on available for sale securities decreased by 104 bp to 1.99%, in 2020 compared to 2019, with the yield on the MBS portfolio, which represents 74.5% and 51.3% of the average available for sale securities portfolio in 2020 and 2019, respectively, down 143 bp to 1.66% in 2020 compared to 2019. Average MBS were up $137.3 million in 2020 (refer to the “Balance Sheet Analysis and Comparison of Financial Condition, Investment Securities” section for additional detail), with net purchases in 2020 at lower yields.  In addition, higher prepayment speeds within this portfolio adversely impacted the portfolio yield in 2020. Reflective of the significant decline in the federal funds target rate, the average yield on our interest-bearing deposits in banks fell 128 bp to 0.43% in 2020 compared to 2019.

Interest Expense

Interest expense decreased $9.4 million, or 42.3%, to $12.8 million, in 2020, compared to $22.1 million in 2019. The average rate on interest-bearing liabilities decreased by 66 bp to 0.82% in 2020 compared to 2019. Driving this decrease was a $5.0 million decrease in average interest-bearing deposits which included a 56 bp reduction in the average rate paid on total interest-bearing deposits.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased $2.3 million in 2020 compared to 2019, while the average balance increased by $54.4 million. The average rate paid on FHLB advances of 0.94% for 2020 decreased by 135 bp when compared to 2019.

Provision for Credit Losses

We recorded a provision for credit losses of $9.8 million in 2020, compared to $4.2 million in 2019, an increase of $5.7 million. The higher provision for credit losses reflects the changing economic environment driven by COVID-19. The provision for credit losses included $320 thousand attributable to our reserve for unfunded commitments, with the remaining $9.5 million attributable to loan and lease losses. For 2020, the portion of the provision for credit losses attributable to loan and lease losses, less net charge-offs of $764 thousand, resulted in an increase in the allowance for loan and lease losses of $8.8 million.  For 2019, the provision for credit losses, less net charge-offs of $3.7 million, resulted in an increase in the allowance of $528 thousand. The increase in our allowance is more fully discussed below under the sections of this MD&A entitled “Nonperforming and Problem Assets; COVID-Related Loan Deferrals” and “Allowance for Loan and Lease Losses.”

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019	$ Change	% Change
Service charges on deposit accounts	$2,116	$2,747	$(631)	(23.0)%
Realized and unrealized gains on mortgage banking activity	1,036	7,798	(6,762)	(86.7)
Gain on the sale of securities	3,044	645	2,399	371.9
Gain (loss) on the disposal of bank premises & equipment	6	(70)	76	108.6
Income from bank owned life insurance	1,767	1,858	(91)	(4.9)
Loan related fees and service charges	1,367	3,934	(2,567)	(65.3)
Other operating income	3,023	4,122	(1,099)	(26.7)
Total noninterest income	$12,359	$21,034	$(8,675)	(41.2)%

Noninterest income for the year 2020 was $12.4 million, a decrease of $8.7 million, or 41.2%, compared to $21.0 million for 2019. The primary drivers of this decrease were the $9.2 million decrease in noninterest income attributable to exiting our mortgage banking activities, which was partially offset by a $3.0 million increase in gains on the sale of investment securities. Noninterest income other than from mortgage banking activities and securities gains, decreased by $1.9 million, or 19.1%, in 2020 compared to 2019.

Noninterest income from our mortgage banking activities consisted of realized and unrealized gains on mortgage banking activity as well as a portion of the line item “loan related fees and service charges.” Noninterest income attributable to our mortgage banking activities was $1.4 million in 2020, compared to $10.6 million in 2019.   We completed the exit of our mortgage banking activities during the second quarter of 2020.

During the second quarter of 2020, we embarked on a strategy to monetize certain unrealized gains in our MBS portfolio. We identified and sold $105 million of MBS with high prepayment speeds, resulting in net gains on the sale of securities of $3.0 million in 2020.

Service charges on deposit accounts, which consisted of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other traditional banking fees, decreased by $631 thousand in 2020 when compared to 2019.  While the traditional banking fee component was up $150 thousand, NSF and overdraft fees were down $781 thousand in 2020 from 2019 levels, with a portion of this reduction representing accommodations to COVID-19 impacted customers.

Loan related fees and service charges decreased by $2.6 million in 2020 when compared to 2019, which included $389 thousand and $2.8 million attributable to our now exited mortgage banking activities in 2020 and 2019, respectively. Outside of our mortgage banking activities, loan related fees and service charges were down $126 thousand in 2020.  2019 included an early payoff fee of $308 thousand while 2020 included an interest rate swap arrangement fee of $217 thousand.

Other operating income, which consisted mainly of non-depository account fees such as wire, merchant card and ATM services, decreased by $1.1 million in 2020 when compared to 2019. Interchange income declined by $238 thousand in 2020, with a portion of the decline in transaction volumes attributable to the COVID-19 related drop in economic activity. Additionally, 2019 included $750 thousand in revenue associated with the exit of our mortgage banking activities.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019	$ Change	% Change
Compensation and benefits	$28,560	$32,056	$(3,496)	(10.9)%
Occupancy and equipment	5,472	9,076	(3,604)	(39.7)
Marketing and business development	1,399	2,339	(940)	(40.2)
Professional fees	3,202	2,954	248	8.4
Data processing fees	3,979	4,914	(935)	(19.0)
FDIC assessment	1,121	464	657	141.6
Other real estate owned	486	845	(359)	(42.5)
Loan production expense	1,129	2,700	(1,571)	(58.2)
Amortization of core deposit intangible	2,674	3,013	(339)	(11.3)
Other operating expense	6,940	5,717	1,225	21.4
Total noninterest expense before goodwill impairment	54,962	64,078	(9,114)	(14.2)
Goodwill impairment	34,500	—	34,500	N/M
Total noninterest expense	$89,462	$64,078	$25,386	39.6%

N/M - not meaningful

Noninterest expenses increased by $25.4 million to $89.5 million in 2020, compared to $64.1 million in 2019. The increase in noninterest expenses was primarily driven by a $34.5 million goodwill impairment charge in 2020. Partially offsetting this increase was a reduction in noninterest expenses attributable to our now exited mortgage banking activities, which were $1.4 million in 2020, down $7.6 million from 2019.  Noninterest expenses other than from our goodwill impairment charge and mortgage banking activities, were down $1.5 million, or 2.8%, in 2020 compared to 2019.

Compensation and benefits expense is the largest component of our noninterest expenses, and decreased by $3.5 million in 2020, compared to 2019.  Compensation and benefits expense attributable to our now exited mortgage banking activities was $928 thousand in 2020, compared to $6.4 million 2019, a $5.5 million decrease. Compensation and benefits expense other than from our mortgage banking activities increased $2.0 million, or 7.7%, in 2020 compared to 2019.  Included within this increase was $698 thousand of compensation expense attributable to the departure of our former CFO in the first quarter of 2020, $214 thousand related to higher claims experience in our self-insured healthcare plan, an increase of $171 thousand resulting from a lower level of loan origination cost deferrals driven by a decline in lending activities, $360 thousand attributable to an accrual for compensated absences related to additional PTO with a carryover provision granted in light of COVID-19, and $527 thousand attributable to increased staff costs.

Occupancy and equipment expense decreased by $3.6 million in 2020 compared to 2019. In 2020, we continued to evaluate our branch delivery system and further optimized our branch locations, resulting in a $1.1 million branch optimization charge in the fourth quarter of 2020 associated with our decision to close two branches in early 2021.  Both of these branches have been temporarily closed since March 2020 due to the pandemic. This $1.1 million charge was partially offset by the partial reversal of a $538 thousand branch closing liability, initially recorded in 2019, as a result of securing a sublease on the former branch location. In 2019, we reported a branch optimization charge of $3.6 million, as we closed three branch locations in 2019 and consolidated two other existing branch locations into a new smaller branch location in 2020. The projected cost savings from our 2019 branch optimization initiative have been realized. Occupancy and equipment expense also decreased by $334 thousand in 2020 due to the exit of our mortgage banking activities.

Marketing and business development expenses decreased by $940 thousand, to $1.4 million in 2020.  Lower marketing and business development expenses were driven primarily by the impact of COVID-19 and non-customer direct contact, although our corporate sponsorships were up $195 thousand in 2020 as we increased our level of community support in response to the pandemic.

Data processing fees consist of core system processors and banking network costs.  These expenses decreased by $935 thousand to $4.0 million in 2020, from $4.9 million in 2019, as we realize the benefits from our renegotiated core processing contract.

Loan production expenses decreased by $1.6 million in 2020 compared to 2019, with $1.2 million attributable to our now exited mortgage banking activities.

Our FDIC insurance expense increased by $657 thousand in 2020 compared to 2019. Our second and third quarter 2020 FDIC assessment rate increased due to the impact of the goodwill impairment charge on the assessment calculation. We received small bank assessment credits from the FDIC of $522 thousand in 2019 that did not reoccur in 2020.

Other operating expenses increased by $1.2 million in 2020 compared to 2019.  Other operating expenses consisted mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. Also included in other operating expenses in 2020 was a $2.0 million litigation settlement charge associated with potential litigation claims stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. The settlement agreement was executed in January 2021.  Prepayment penalties on FHLB advances were $224 thousand in 2020, a decrease of $427 thousand from 2019. Included in other operating expenses in 2019 was a $700 thousand litigation settlement charge stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank. That settlement was not related to the $2.0 million litigation settlement charge recorded in 2020.

Income Tax Expense

Income tax expense for 2020 was $3.6 million compared to $5.2 million in 2019. Our effective tax rate (income tax expense as a percentage of pretax income) was -27.3% in 2020 and 23.5% in 2019. The effective tax rate is influenced by sources of non-taxable income, such as the income from Bank Owned Life Insurance (“BOLI”) as well as certain non-deductible expense items. The $34.5 million goodwill impairment charge in 2020 was not tax deductible. Income tax expense for 2020 was favorably impacted by certain provisions of the CARES Act. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017 to tax years ending up to five years earlier. As a result, we will be able to carryback the 2018 tax net operating loss of $9.8 million to tax years 2013-2017.  The $1.3 million tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years.  Excluding the impact of the goodwill impairment charge and the $1.3 million benefit from the CARES Act, the effective tax rate for 2020 would have been 23.2%.

Income tax expense for 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from BOLI contracts that were acquired in certain tax-free merger transactions. As a result of the change in tax regulations, we recognized a $232 thousand net reduction of tax expense in 2019 pertaining to BOLI income that was earned, and initially treated as subject to income tax, in 2018. Excluding the impact of the $232 thousand of BOLI income, the effective tax rate for 2019 would have been 24.5%.

Comparison of the years ended December 31, 2019 and December 31, 2018

General

Our net income increased $20.7 million to $16.9 million in 2019, compared to a net loss of $3.8 million in 2018. The net loss in 2018 was primarily driven by $15.5 million of merger and restructuring expenses related to our March 1, 2018 merger with First Mariner, which were not repeated in 2019.  The increase in net income in 2019 was also driven by an $11.0 million increase in interest income, compared to 2018, primarily from an increase in interest and fees earned on loans and leases as a result of organic growth and a full-year impact of our merger with First Mariner, partially offset by an $8.4 million increase in interest expense.  In 2019, net income was also partially offset by $3.6 million of expense, included within occupancy and equipment expense, related to our branch optimization initiative that resulted in three branch closures in 2019, and the expected consolidation of two additional branches in the first quarter of 2020.  Our results for 2019 also included the proceeds from our agreement to exit our mortgage banking activities (net of expenses recorded) of $462 thousand.

Both our basic and diluted earnings per common share were $0.89 in 2019, compared to both a basic and diluted loss per common share of $0.22 in 2018.

Net Interest Income

Net interest income increased $2.7 million in 2019, compared to 2018. The increase in net interest income, while up $7.3 million due to favorable volume variances, was offset by unfavorable rate variances of $4.6 million. Our net interest margin was 3.50% in 2019, a decline of 28 bp, compared to 3.78% in 2018. This decrease was primarily driven by a 44 bp increase in the average rate paid on interest bearing liabilities, which more than offset the six bp increase in the average yield on interest earning assets. The net accretion of fair value adjustments added eight bp to our net interest margin in 2019, compared to 18 bp in 2018.

Interest Income

Interest income increased $11.0 million, or 13.7%, to $91.4 million in 2019, compared to $80.4 million in 2018. $8.9 million of this increase was attributable to interest and fees on loans and leases (excluding loans held for sale) and was primarily attributable to organic loan growth with the average balance of our loans and leases up $170.6 million, or 11.3%, in 2019.  Interest income was further aided by a four bp increase in the average yield on our loans and leases, with increases in yields in all categories of loans other than consumer loans. The accretion of fair value adjustments in our loan portfolio added ten bp to the average yield on loans in 2019, compared to 15 bp in 2018.  Interest and dividends on investment securities increased $2.5 million in 2019 as a result of both an increase in average balances of $59.1 million and a 36 bp increase in the average yield.

Interest Expense

Interest expense increased $8.4 million, or 60.7%, to $22.1 million, in 2019, compared to $13.8 million in 2018. Interest expense on deposits increased by $6.9 million in 2019, compared to 2018, with $3.9 million of the increase resulting from increases in average volumes and $3.0 million resulting from increases in rates paid on interest-bearing deposits.  These increases were influenced by a $129.4 million increase in the average balance of time deposits and a corresponding 75 bp increase in the rate paid on such deposits.  Average non-maturity interest bearing deposits increased $43.7 million with a 12 bp increase in the average rate paid on such deposits. We increased the interest rates on our interest-bearing deposits in response to the prevailing competitive rates in our market. The amortization of fair value adjustments in our interest-bearing liabilities, primarily in time deposits, reduced the rate on interest bearing liabilities by one bp in 2019, compared to six bp in 2018. Overall, the average interest rate paid on interest bearing deposits increased 45 bp in 2019.  In addition, interest expense on short- and long-term borrowings increased an aggregate of $1.4 million in 2019, compared to 2018, resulting from a 148 bp increase in the average rate paid on such borrowings.  The increase in average rates paid on borrowings more than offset the $4.9 million decrease in our average balance of short- and long-term borrowings in 2019, compared to 2018.

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

Noninterest Income

The following table presents the major categories of noninterest income for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018	$ Change	% Change
Service charges on deposit accounts	$2,747	$2,216	$531	24.0%
Realized and unrealized gains on mortgage banking activity	7,798	5,245	2,553	48.7
Gain (loss) on the sale of securities	645	(364)	1,009	277.2
Loss on the disposal of bank premises & equipment	(70)	(345)	275	79.7
Income from bank owned life insurance	1,858	1,614	244	15.1
Loan related fees and service charges	3,934	5,624	(1,690)	(30.0)
Other operating income	4,122	3,870	252	6.5
Total noninterest income	$21,034	$17,860	$3,174	17.8%

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

Other operating income, which consisted mainly of non-depository account fees such as wire, merchant card and ATM services increased $252 thousand in 2019, compared to 2018.  Reflected in 2019 other operating income was $750 thousand in revenue associated with the previously disclosed exit of our mortgage banking activities. In 2018, other operating income included a $750 thousand insurance refund.

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

Our mortgage banking activities generated total noninterest income of $10.6 million in 2019 and $10.2 million in 2018.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the years ended December 31, 2019 and 2018:

(in thousands)	2019	2018	$ Change	% Change
Compensation and benefits	$32,056	$33,674	$(1,618)	(4.8)%
Occupancy and equipment	9,076	10,650	(1,574)	(14.8)
Marketing and business development	2,339	3,338	(999)	(29.9)
Professional fees	2,954	2,471	483	19.5
Data processing fees	4,914	4,037	877	21.7
Merger and restructuring expense	—	15,549	(15,549)	(100.0)
FDIC assessment	464	1,171	(707)	(60.4)
Other real estate owned	845	500	345	69.0
Loan production expense	2,700	3,523	(823)	(23.4)
Amortization of core deposit intangible	3,013	2,856	157	5.5
Other operating expense	5,717	5,343	374	7.0
Total noninterest expense	$64,078	$83,112	$(19,034)	(22.9)%

Noninterest expenses decreased $19.0 million, or 22.9%, to $64.1 million for 2019, compared to $83.1 million for 2018. This decrease was primarily driven by $15.5 million of merger and restructuring expenses related to our merger with First Mariner in 2018, which were not repeated in 2019.

Compensation and benefits expense decreased $1.6 million in 2019, compared to 2018.  The primary driver of this decrease was decreases in staff related to our branch optimization initiative in 2019.

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

Marketing and business development expenses decreased by $1.0 million, or 29.9%, to $2.3 million in 2019.  The 2018 expense level included $1.1 million of costs associated with mortgage lead generation from our former national leads-based consumer direct residential first lien mortgage origination channel that we discontinued in mid-2018. Data processing costs increased by $877 thousand to $4.9 million in 2019, from $4.0 million in 2018, resulting from the large growth in loan and deposit accounts primarily resulting from our merger with First Mariner, which increased our core processing cost, as well as improved technology to enhance product deliveries. Our FDIC insurance expense was down $601 thousand in 2019. We received small bank assessment credits from the FDIC of $522 thousand in 2019, resulting from the Deposit Insurance Fund ratio exceeding 1.38%.

Other operating expenses increased $268 thousand in 2019, compared to 2018, primarily as a result of a $700 thousand charge related to the settlement of a litigation claim related to mortgages originated by First Mariner before our acquisition of the bank and $692 thousand of prepayment penalties resulting from our early redemption of FHLB advances.  Partially offsetting these increases was a $1.4 million reduction in various categories of other expense, due primarily to merger integration and branch optimization efficiencies.

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

Nonperforming and Problem Assets; COVID–Related Loan Deferrals

We perform reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner.  Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan.  Loans are also placed on non-accrual status if we have serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing.  When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and subsequent income, if any, is recognized only to the extent received.  The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time and ultimate collectability of the total contractual principal and interest is no longer in doubt.

Under GAAP we are required to account for certain loan modifications or restructurings as troubled debt restructurings (“TDRs”).  In general, the modification or restructuring of a debt constitutes a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession, such as a reduction in the effective interest rate, to the borrower that we would not otherwise consider.  However, all debt restructurings or loan modifications for a borrower do not necessarily constitute TDRs. We believe loan modifications will potentially result in a lower level of loan losses and loan collection costs than if we proceeded immediately through the foreclosure process with these borrowers.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as TDRs and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.  Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

Our level of COVID-19-related loan deferrals has generally continued to trend favorably. As of December 31, 2020, a total of $56.1 million of loans, representing 3.0% of total loans and 3.3% of portfolio loans, were performing under some form of deferral or other payment relief. By comparison, $291.4 million of loans, representing 15.3% of total loans and 17.1% of portfolio loans, were performing under some form of deferral or other payment relief as of June 30, 2020; June 30, 2020 represented our highest level of loan deferrals at any quarter-end in 2020. As of March 12, 2021, loan deferrals were $55.8 million, representing 3.0% of total loans and 3.3% of portfolio loans. We expect that some requests for payment deferral extensions will continue while other borrowers currently on payment deferral will resume payments.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, TDRs and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Non-accrual loans:
Real estate loans:
Construction and land	$581	$481	$1,323	$637	$—
Residential - first lien	12,635	12,162	12,278	1,722	491
Residential - junior lien	1,250	786	1,137	396	37
Commercial owner occupied	416	566	1,268	508	509
Commercial non-owner occupied	528	1,725	5,018	5,867	1,075
Commercial and leases	2,508	1,960	2,417	3,438	4,624
Consumer	—	127	174	—	167
Total non-accrual loans	17,918	17,807	23,615	12,568	6,903
Accruing troubled debt restructured loans:
Real estate loans:
Construction and land	—	—	125	125	125
Residential - first lien	1,153	968	982	287	294
Commercial non-owner occupied	—	—	—	—	2,073
Commercial and leases	359	367	—	208	183
Total accruing troubled debt restructured loans	1,512	1,335	1,107	620	2,675
Total nonperforming loans	19,430	19,142	24,722	13,188	9,578
Other real estate owned:
Land	648	1,559	1,772	956	1,220
Residential - first lien	95	1,344	1,062	—	—
Commercial non-owner occupied	—	195	1,558	593	1,130
Total other real estate owned	743	3,098	4,392	1,549	2,350
Total nonperforming assets	$20,173	$22,240	$29,114	$14,737	$11,928
Ratios:
Nonperforming loans to total loans and leases	1.04%	1.10%	1.50%	1.41%	1.17%
Nonperforming loans to portfolio loans (1)	1.14%	1.10%	1.50%	1.41%	1.17%
Nonperforming assets to total assets	0.79%	0.94%	1.28%	1.28%	1.16%

Loans past due 90 days still accruing:
Real estate loans:
Construction and land	$—	$—	$351	$—	$1
Residential - first lien	34	47	570	328	298
Residential - junior lien	—	—	—	50	—
Commercial owner occupied	83	—	—	131	—
Commercial non-owner occupied	—	—	—	2,963	2,703
Commercial and leases	251	—	—	—	—
Consumer	—	—	—	—	1
	$368	$47	$921	$3,472	$3,003
(1)	Denotes a non-GAAP measure; refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail.

Nonperforming Loans

The government fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to our loan portfolio. Once these stimulus programs have been exhausted, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines.

Nonperforming loans were $19.4 million, or 1.04% of total loans and leases and 1.14% of portfolio loans, at December 31, 2020. Nonperforming loans were up $288 thousand from the December 31, 2019 level, which represented 1.10% of total loans.  The $288 thousand increase in 2020 was due primarily to $6.9 million in new nonaccrual loans offset by $5.2 million in payoffs, $1.0 million of charge-offs and $369 thousand of returns to accruing status. $564 thousand of the 2020 nonperforming loan charge-offs were attributable to the full charge-off of loans to one borrower during the first quarter of 2020 where we had recorded a specific allocation of the allowance for loan and lease losses of $500 thousand at December 31, 2019.

Included in non-accrual loans at December 31, 2020 are three troubled debt restructured loans (“TDRs”) with a new carrying balance totaling $498 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were five TDRs totaling $1.5 million that were performing in accordance with their modified terms. There were no additional TDRs in 2020.

The composition of our nonperforming loans at December 31, 2020 is further described below:

Non-Accrual Loans

● Two construction and land loans

● 55 residential first lien loans, three with a combined fair value of $2.5 million in the process of foreclosure

● 22 residential junior lien loans, one with a fair value of $25 thousand in the process of foreclosure

● Two commercial real estate owner-occupied loans, one with a fair value of $294 thousand in the process of foreclosure

● Four commercial real estate non-owner-occupied loans

● Nine commercial loans representing five separate relationships, one with an SBA guarantee, and two loans to one relationship with specific reserves totaling $894 thousand

Accruing Troubled Debt Restructured Loans

● Three residential real estate loans

● Two commercial loans

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”).  Our nonperforming assets were $20.2 million, or 0.79% of total assets, at December 31, 2020 compared to $22.2 million, or 0.94% of total assets, at December 31, 2019. Nonperforming assets decreased by $2.1 million at December 31, 2020, compared to December 31, 2019, with OREO down $2.4 million, partially offset by a $288 thousand increase in nonperforming loans.

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

Our OREO totaled $743 thousand at December 31, 2020, a $2.4 million decrease from $3.1 million at December 31, 2019. Included in noninterest expenses were $257 thousand, $473 thousand and $352 thousand for 2020, 2019 and 2018, respectively, attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. In addition, we sold several parcels of land, one commercial real estate property, and three residential real estate properties with a combined net carrying balance of $2.1 million in 2020, which resulted in a $98 thousand net loss on the disposition of OREO in 2020. We added one new residential real estate property with a carrying balance of $51 thousand in 2020.

OREO at December 31, 2020 consisted of:

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

We maintain an allowance for loan and lease losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date.  Our determination as to the classification of our assets is subject to review by the Commissioner and the FDIC.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The $22.2 million increase in special mention loans at December 31, 2020, is primarily due to COVID-related downgrades. The following table sets forth our amounts of classified loans and criticized loans (classified loans plus loans designated as Special Mention) at the dates indicated.

	December 31,
(in thousands)	2020	2019	2018
Classified loans:
Substandard	$24,689	$17,882	$24,610
Doubtful	—	—	—
Total classified loans	24,689	17,882	24,610
Special mention	22,225	—	3,955
Total criticized loans	$46,914	$17,882	$28,565

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses (the “allowance”) at December 31, 2020 was $19.2 million, up $8.8 million or 84.2% from $10.4 million at December 31, 2019. Net charge-offs in 2020 were $764 thousand and we recorded a $9.5 million provision for credit losses attributable to loan and lease losses.  The allowance was 1.03% of total loans and leases and 1.13% of portfolio loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures” section for additional detail) at December 31, 2020, compared to 0.60% of total loans and leases at December 31, 2019.

The allowance was also 98.62% of nonperforming loans at December 31, 2020, an increase of 44.28% from 54.34% of nonperforming loans at December 31, 2019. The $8.8 million increase in our allowance was primarily the result of management’s response to the COVID-19 pandemic and changes in the qualitative factors discussed below.

COVID-19 and Our Evaluation of the Allowance

The December 31, 2020 allowance reflects our assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s evaluation of COVID-19’s impact on the allowance identified the following qualitative factors for further review:

● Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

● The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

● Changes in the value of underlying collateral for collateral-dependent loans; and

● Changes in the volume and severity of past due, nonaccrual, and adversely classified loans.

Our evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity and the dramatic rise in the unemployment rate in our market area. Initially, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, mass layoffs, and furloughs. Although many of those restrictions have been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment. Therefore, this qualitative factor was increased during 2020 in response to this potential risk, and represents $6.0 million, or 0.35%, of the increase in the allowance.

We also evaluated the existence and effect of any concentrations of credit, and changes in the level of such concentrations, with a focus on the identification of our exposure to industry segments that may potentially be the most highly impacted by COVID-19. The following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19. All balances are as of December 31, 2020; note that the column “Initial SBA PPP Loan Relief” indicates the original balance of PPP loans received by our borrowers in each of the identified loan segments. The potentially highly impacted loan segments total $352.0 million, or 18.9% of total loans and leases, at December 31, 2020. However, the table presents each of these loan segments as a percentage of portfolio loans, which we believe is a more meaningful measure of our potentially highly impacted loan concentration. The definition of our potentially highly impacted (“PHI”) loan segments has remained unchanged through December 31, 2020.

		As % of	Total Credit	As % of	Balance	As % of	Initial SBA
($in millions)	Loan	Portfolio	Exposure	Total Credit	with	Loan	PPP Loan	As % of
Loan Category	Balance	Loans (1)	(2)	Exposure	Deferrals	Category	Relief	Loan Category
CRE - retail	$103.7	6.1%	$103.7	4.8%	$5.3	5.1%	$—	—%
Hotels	60.6	3.6%	65.6	3.0%	18.6	30.7%	1.5	2.5%
CRE - residential rental	45.5	2.7%	45.5	2.1%	—	—%	—	—%
Nursing and residential care	40.1	2.4%	44.9	2.1%	—	—%	2.6	6.5%
Retail trade	31.4	1.9%	50.0	2.3%	0.2	0.6%	13.2	42.0%
Restaurants and caterers	28.0	1.7%	31.4	1.5%	5.7	20.3%	14.9	53.1%
Religious and similar organizations	27.8	1.6%	29.3	1.4%	—	—%	6.3	22.6%
Arts, entertainment, and recreation	14.9	0.9%	15.7	0.7%	2.3	15.6%	3.3	22.2%
Total - selected categories	$352.0	20.7%	$385.9	17.9%	$32.1	9.1%	$41.8	11.9%

(1)	A non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliation” for additional detail
(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The PHI breakdown by loan portfolio segment is as follows:

			As % of	As % of
($in millions)	Loan	As % of	Portfolio	Total
Loan Portfolio Segment	Balance	Total Loans	Loans (1)	"High Impacts"
Commercial real estate - non-owner occupied	$218.5	11.7%	12.9%	62.1%
Commercial real estate - owner occupied	68.2	3.7%	4.0%	19.4%
Construction and land	33.8	1.8%	2.0%	9.6%
Commercial loans and leases	29.4	1.6%	1.7%	8.4%
Other	2.1	0.1%	0.1%	0.6%
Total	$352.0	18.9%	20.7%	100.0%
(1)	A non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliation” for additional detail

PHI loan exposures at December 31, 2020 were concentrated in non-owner-occupied commercial real estate (62.1% of total PHI), owner-occupied commercial real estate (19.4% of total PHI), construction and land (9.6% of total PHI), and C&I loans (8.4% of total PHI). Therefore, this qualitative factor within these PHI loan portfolio segments was increased during 2020 in response to this potential risk, and represents $1.3 million, or 0.08%, of the increase in the allowance.

Our evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  We concluded that 53% of our non-owner-occupied commercial real estate portfolio at December 31, 2020 was not included in a PHI loan segment. Therefore, this qualitative factor was increased during 2020 in response to this potential risk, and represents $1.0 million, or 0.06%, of the increase in the allowance.

Our evaluation of changes in the volume and severity of past due, nonaccrual, and adversely classified loans identified three loan portfolio segments where adverse risk rating migration warranted an upward revision to this qualitative factor during 2020; these portfolio segments were both non-owner-occupied and owner-occupied commercial real estate loans as well as C&I loans. The increase in this qualitative factor represents $1.3 million, or 0.08%, of the increase in the allowance.

Credit Risk Management and Allowance Methodology

We provide for loan and lease losses (hereinafter referred to as “loan losses”) based upon the consistent application of our documented allowance methodology.  All loan losses are charged to the allowance and all recoveries are credited to it.  Additions to the allowance are provided by charges to income based on various factors that, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make provisions for credit losses in order to maintain the allowance in accordance with GAAP.

In accordance with accounting guidance for business combinations, there was no allowance brought forward on any acquired loans in our acquisitions.  For acquired performing loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan.  Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance.

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

The allowance consists of two components – specific and general allowances:

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

General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans.  The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification.  We apply an estimated loss rate to each loan group.  The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.

The allowance is maintained at a level to provide for loan losses that are probable and can be reasonably estimated.  Our periodic evaluation of the adequacy of the allowance is based on past credit loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

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

● changes in international, national, state and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

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

Generally, we underwrite commercial loans based on cash flow and business history and receive personal guarantees from the borrowers where appropriate.  We generally underwrite commercial real estate loans and residential real estate loans at a loan-to-value ratio of 85% or less at origination.  In the event that a loan becomes significantly past due, we will conduct visual inspections of collateral properties and/or review publicly available information, such as online databases, to ascertain property values.  We will also obtain formal appraisals on a regular basis even if we are not considering liquidation of the property to repay a loan.  It is our practice to obtain updated appraisals if there is a material change in market conditions or if we become aware of new or additional facts that indicate a potential material reduction in the value of any individual property collateral.

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

The following table sets forth activity in our allowance for loan and lease losses for the periods ended:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$10,401	$9,873	$6,159	$6,428	$4,869
Charge-offs:
Real estate
Construction and land loans	—	(282)	(202)	(155)	(216)
Residential first lien loans	(43)	(518)	(142)	(133)	—
Residential junior lien loans	(41)	(532)	(195)	(31)	—
Commercial owner occupied loans	(44)	(46)	(28)	(235)	(191)
Commercial non-owner occupied loans	(37)	(2,026)	(797)	—	—
Commercial loans and leases	(698)	(622)	(1,092)	(1,605)	(234)
Consumer loans	(187)	(210)	(63)	(108)	(20)
Total charge-offs	(1,050)	(4,236)	(2,519)	(2,267)	(661)
Recoveries:
Real estate
Construction and land loans	—	80	—	6	—
Residential first lien loans	25	—	8	—	—
Residential junior lien loans	75	115	10	1	—
Commercial owner occupied loans	—	—	—	6	40
Commercial non-owner occupied loans	2	17	32	6	5
Commercial loans and leases	182	357	88	113	101
Consumer loans	2	2	4	35	37
Total recoveries	286	571	142	167	183
Net charge-offs	(764)	(3,665)	(2,377)	(2,100)	(478)
Provision for credit losses (1)	9,525	4,193	6,091	1,831	2,037
Balance at end of year	$19,162	$10,401	$9,873	$6,159	$6,428

Allowance as a % of total loans and leases	1.03%	0.60%	0.60%	0.66%	0.78%
Allowance as a % of portfolio loans (2)	1.13	0.60	0.60	0.66	0.78
Allowance as a % of nonperforming loans	98.62	54.34	39.94	46.70	67.11
Net charge-offs to average loans and leases	0.04	0.22	0.16	0.24	0.06
Provision for credit losses to average loans and leases	0.51	0.25	0.40	0.21	0.26
(1)	Portion attributable to loan and lease losses
(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Allocation of Allowance for Loan and Lease Losses

The following table sets forth the allocation of the allowance by loan category and the percent of loans in each category to total loans at the dates indicated.  The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Loans funded through the PPP program are fully guaranteed by the U.S. government and we anticipate that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance for loan and lease losses is attributable to this loan portfolio segment.

	December 31,
	2020		2019		2018		2017		2016
(in thousands)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Construction and land loans	$1,349	6.3%	$1,256	7.3%	$741	7.5%	$735	7.9%	$511	8.9%
Residential first lien loans	2,309	20.4	2,256	25.1	1,170	23.2	668	20.8	454	23.7
Residential junior lien loans	832	3.2	478	4.2	292	5.4	177	4.6	89	4.3
Commercial owner occupied loans	2,207	13.5	788	13.9	735	14.2	617	18.2	327	16.3
Commercial non-owner occupied loans	7,156	26.3	2,968	25.4	4,057	25.9	1,410	27.8	1,120	26.4
Total real estate loans	13,853	69.7	7,746	75.9	6,995	76.3	3,607	79.4	2,501	79.6
Commercial loans and leases	4,131	17.9	2,103	21.4	2,644	20.5	2,529	20.2	3,800	19.8
Consumer loans	1,178	3.4	552	2.7	234	3.3	23	0.5	127	0.6
Paycheck Protection Program (PPP)	—	9.0	—	—	—	—	—	—	—	—
Total	$19,162	100.0%	$10,401	100.0%	$9,873	100.0%	$6,159	100.0%	$6,428	100.0%
(1)	Represents the percent of loans in each category to total loans and leases.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we had enough sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2020 and December 31, 2019.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

● Expected loan demand;

● Expected deposit flows and borrowing maturities;

● Yields available on interest-earning deposits and securities; and

● The objectives of our asset/liability management program.

The most liquid of all assets are cash and cash equivalents.  The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At December 31, 2020 and 2019, cash and cash equivalents totaled $74.6 million and $110.0 million, respectively.  Our excess liquid assets were invested in interest-bearing deposits in banks (primarily the Federal Reserve Bank of Richmond). The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our financial statements.

Our total commitments to extend credit and available credit lines are discussed in the “Commitments and Off-Balance Sheet Arrangements” section of this MD&A, including a table presenting our comparative exposure at December 31, 2020 and 2019.

CDs due within one year totaled $416.1 million, or 21.1% of total deposits, and $458.9 million, or 26.8% of total deposits, at December 31, 2020 and 2019, respectively.  If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances.  Based on current market conditions, a substantial portion of our customer CDs with maturities of one year or less are at significantly higher rates than current market rates for both customer CDs and other funding sources. As a result, we do not expect to retain some portion of our customer CDs with maturities of one year or less as of December 31, 2020.

Our primary investing activity is originating loans.  During the years ended December 31, 2020 and December 31, 2019, cash used to fund net loan growth was $119.5 million and $99.2 million, respectively.  PPP loans accounted for $167.6 million of the net loan growth in 2020.  During 2020, we purchased $340.4 million of securities which partially offset $80.1 million of securities maturities / calls / paydowns and $105.0 million of securities sales. In 2019, we purchased $102.7 million of securities which partially offset $80.4 million of securities maturities / calls / paydowns and $35.4 million of securities sales.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits of $261.0 million and $28.6 million, respectively, during the years ended December 31, 2020 and 2019.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors, including the pandemic which caused significant growth in deposit balances held by both households and businesses.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which provide an additional source of funds.  FHLB advances decreased to $200.0 million at December 31, 2020 compared to $285.0 million at December 31, 2019. At December 31, 2020, we had an available line of credit for $639.7 million at the FHLB, with borrowings limited to a total of $475.0 million based on pledged collateral. At December 31, 2019, this available line of credit at the FHLB was $573.3 million, with borrowings limited to a total of $435.4 million based on pledged collateral. Additionally, we participated in and continue to have access to borrowing availability under the FRB’s PPPLF. At December 31, 2020 there were no outstanding PPPLF advances.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2020 and 2019, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.  See “Item 1. Business—Supervision and Regulation—Howard Bank—Capital Requirements” and Note 20 of our Consolidated Financial Statements.

Commitments and Off-Balance Sheet Arrangements

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

Outstanding loan commitments and lines of credit at December 31, 2020 and December 31, 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Unfunded loan commitments	$147,603	$77,314
Unused lines of credit	407,722	309,519
Letters of credit	14,707	13,853
Total commitments to extend credit and available credit lines	$570,032	$400,686

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  At December 31, 2020 we had a $320 thousand reserve for potential credit losses related to these commitments, recorded in other liabilities on the consolidated balance sheet. We did not have a reserve for potential credit losses related to these commitments at December 31, 2019.

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

Payments due by period for our contractual obligations at December 31, 2020 are as follows:

	Within	One to	Three to	Over
(in thousands)	one year	three years	five years	five years	Total
Certificates of deposit	$416,151	$56,760	$11,418	$143	$484,472
FHLB borrowings	—	—	—	200,000	200,000
Estimated interest due on certificates of deposit and long-term borrowings	2,861	3,525	2,578	5,108	14,072
Contractual service obligations	3,515	8,660	8,928	—	21,103
Future lease payments	1,561	2,645	2,033	11,841	18,080
	$424,088	$71,590	$24,957	$217,092	$737,727

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Funding

The objective of effective liquidity management is to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, the Asset Liability Committee of the Board (“Board ALCO”) establishes and monitors liquidity guidelines; these guidelines generally include maintaining sufficient asset based liquidity to cover potential funding requirements and avoiding an over-dependence on volatile, less reliable funding markets. We manage liquidity at both the parent and subsidiary levels through active management of the balance sheet.

The additional information called for by this item is incorporated herein by reference to the “Liquidity and Capital Resources” section of the MD&A.

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

In determining the appropriate level of interest rate risk, we consider the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. We believe that short term interest rate risk is best measured by simulation modeling.  We prepare a current base case and standard alternative scenarios at least once quarterly and report the analysis to ALCO, Board ALCO, and the Board of Directors.

The balance sheet is subject to quarterly testing for the standard alternative interest rate shock possibilities to indicate the inherent interest rate risk. Current and forward rates are shocked by +/- 100, + 200, +300, and +400 bp. Certain scenarios may be impractical under different economic circumstances. We seek to structure the balance sheet so that net interest income at risk over a twelve month period does not exceed policy guidelines at the various interest rate shock levels.

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both December 31, 2020 and 2019 are presented in the following table. Due to low current market interest rates, it was not possible to calculate a market rate decrease of 200 bp because many of the market interest rates would fall below zero in that scenario. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income

Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	(15)%	(12)%	(10)%	(10)%	(10)%	(12)%
December 31, 2020	—%	0.5%	1.1%	1.5%	(4.7)%	na
December 31, 2019	(13.1)%	(9.7)%	(6.3)%	(3.0)%	(0.6)%	na

Part II

Item 8. Financial Statements and Supplementary Data

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Howard Bancorp, Inc.

Baltimore, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Howard Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“the allowance”) was $19.2 million on gross loans of $1.9 billion as of December 31, 2020. The allowance is maintained at a level believed adequate by management to absorb probable losses inherent in the loan and lease portfolio and is based on the size and current risk characteristics of the loan and lease portfolio, an assessment of individual problem loans and leases, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including general economic conditions. The determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogenous loans and leases based on historical loss experience and consideration of economic trends and qualitative factors, all of which may be susceptible to significant change.

We have determined that the allowance is a critical audit matter. The principal consideration for that determination is the amount of auditor judgement required to audit management’s subjective identification, evaluation and application of the qualitative factors in the allowance model.

The primary procedures we performed to address this critical audit matter included, among others:

●	We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over the credit monitoring function related to loan performance, the completeness and accuracy of data inputs and management’s determination of the assumptions used to develop and adjust the qualitative factors, and the precision of management’s review and approval of the allowance model and resulting estimate.
●	We tested the accuracy of the mathematical application of qualitative factors by loan segment and the resulting allocation to the allowance to adjust the historical loss factors.
●	We evaluated the reasonableness of the qualitative factors by comparing the information utilized by management to internal and external evidence and assessed the appropriateness and completeness and accuracy of data utilized by management in developing the assumptions, including the consideration of potentially new or contradictory information.
●	We analyzed the qualitative factors over a historical period and evaluated the appropriateness and level of the allowance component resulting from the qualitative factors.
●	We performed analytical procedures on the level of the overall allowance as well as its various components, including historical reserves, qualitative reserves and specific reserves, as well as credit quality to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio and the economy.

Goodwill Impairment Assessment

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s goodwill balance was $31.4 million at December 31, 2020, which is allocated to the Company’s single reporting unit.  The Company’s annual evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value.  Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Based on an interim assessment, the Company recorded a goodwill impairment charge of $34.5 million in the quarter ended June 30, 2020.  The Company utilized a market approach to estimate the fair value of the reporting unit.  The determination of fair value in an assessment requires the Company to make significant assumptions and estimates.  These assumptions primarily include the selection of appropriate peer group companies and an appropriate market multiple and selection of comparable transactions and related control premiums.  Changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount, if any, of a goodwill impairment charge.

We have determined that the Company’s goodwill impairment assessment is a critical audit matter. The principal considerations for that determination are management’s subjective judgments regarding the valuation methods, assumptions and significant estimates required for the estimate of the fair value of the reporting unit. In turn, auditing the reasonableness of management’s methods, assumptions and estimates involves a higher degree of judgment and subjectivity.

The primary procedures we performed to address this critical audit matter included, among others:

●	We evaluated the design and operating effectiveness of controls relating to management’s goodwill impairment tests, including controls over management's review of the significant inputs and assumptions utilized by the client-engaged specialist.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the goodwill impairment estimate by performing the following procedures:
o	We evaluated the qualifications of the client-engaged specialist
o	We tested the methods and assumptions utilized by the client-engaged specialist for reasonableness
o	We tested the reasonableness of the overall conclusion of the client-engaged specialist

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2016.

Atlanta, Georgia

March 16, 2021

Report Of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors

Howard Bancorp, Inc.

Baltimore, Maryland

Opinion on Internal Control Over Financial Reporting

We have audited Howard Bancorp, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated March 16, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia

March 16, 2021

Howard Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2020	2019
ASSETS
Cash and due from banks	$9,415	$12,992
Interest-bearing deposits with banks	65,204	96,985
Total cash and cash equivalents	74,619	109,977
Securities available for sale, at fair value	375,397	215,505
Securities held to maturity, at amortized cost	7,250	7,750
Nonmarketable equity securities	10,637	14,152
Loans held for sale, at fair value	—	30,710
Loans and leases, net of unearned income	1,865,961	1,745,513
Allowance for loan and lease losses	(19,162)	(10,401)
Net loans and leases	1,846,799	1,735,112
Bank premises and equipment, net	41,142	42,724
Goodwill	31,449	65,949
Core deposit intangible	5,795	8,469
Bank owned life insurance	77,597	75,830
Other real estate owned	743	3,098
Deferred tax assets, net	31,254	36,010
Interest receivable and other assets	35,309	29,333
Total assets	$2,537,991	$2,374,619
LIABILITIES
Noninterest-bearing deposits	$676,801	$468,975
Interest-bearing deposits	1,298,613	1,245,390
Total deposits	1,975,414	1,714,365
FHLB advances	200,000	285,000
Customer repurchase agreements and other borrowings	13,634	6,127
Subordinated debt	28,437	28,241
Total borrowings	242,071	319,368
Accrued expenses and other liabilities	25,874	26,738
Total liabilities	2,243,359	2,060,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,744,710 shares at December 31, 2020 and 19,066,913 at December 31, 2019	187	191
Capital surplus	270,591	276,156
Retained earnings	18,167	35,158
Accumulated other comprehensive income	5,687	2,643
Total stockholders’ equity	294,632	314,148
Total liabilities and stockholders’ equity	$2,537,991	$2,374,619

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Operations

	Year Ended December 31,
(dollars in thousands, except per share data)	2020	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$78,644	$83,555	$75,009
Interest and dividends on securities	7,272	6,785	4,297
Other interest income	447	1,094	1,083
Total interest income	86,363	91,434	80,389
INTEREST EXPENSE
Deposits	8,432	15,462	8,540
FHLB advances	2,465	4,728	4,778
Customer repurchase agreements and other borrowings	57	31	77
Subordinated debt	1,807	1,903	376
Total interest expense	12,761	22,124	13,771
NET INTEREST INCOME	73,602	69,310	66,618
Provision for credit losses	9,845	4,193	6,091
Net interest income after provision for credit losses	63,757	65,117	60,527
NONINTEREST INCOME
Service charges on deposit accounts	2,116	2,747	2,216
Realized and unrealized gains on mortgage banking activity	1,036	7,798	5,245
Gain (loss) on the sale of securities	3,044	645	(364)
Gain (loss) on the disposal of bank premises & equipment	6	(70)	(345)
Income from bank owned life insurance	1,767	1,858	1,614
Loan related fees and service charges	1,367	3,934	5,624
Other operating income	3,023	4,122	3,870
Total noninterest income	12,359	21,034	17,860
NONINTEREST EXPENSE
Compensation and benefits	28,560	32,056	33,674
Occupancy and equipment	5,472	9,076	10,650
Marketing and business development	1,399	2,339	3,338
Professional fees	3,202	2,954	2,471
Data processing fees	3,979	4,914	4,037
Merger and restructuring expense	—	—	15,549
FDIC assessment	1,121	464	1,171
Other real estate owned	486	845	500
Loan production expense	1,129	2,700	3,523
Amortization of core deposit intangible	2,674	3,013	2,856
Goodwill impairment	34,500	—	—
Other operating expense	6,940	5,717	5,343
Total noninterest expense	89,462	64,078	83,112
(LOSS) INCOME BEFORE INCOME TAXES	(13,346)	22,073	(4,725)
Income tax expense (benefit)	3,645	5,192	(897)
NET (LOSS) INCOME	$(16,991)	$16,881	$(3,828)
NET (LOSS) INCOME PER COMMON SHARE
Basic	$(0.91)	$0.89	$(0.22)
Diluted	$(0.91)	$0.89	$(0.22)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	December 31,
(dollars in thousands)	2020	2019	2018
Net (loss) income	$(16,991)	$16,881	$(3,828)
Other comprehensive (loss) income
Investments available-for-sale:
Reclassification adjustment for realized gain	(3,044)	(645)	364
Related income tax	838	177	(100)
Unrealized holding gains	7,197	3,778	602
Related income tax expense	(1,947)	(1,040)	(156)
Comprehensive (loss) income	$(13,947)	$19,151	$(3,118)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Balances at December 31, 2017	9,820,592	$98	$110,387	$22,105	$(337)	$132,253
Net income	—	—	—	(3,828)	—	(3,828)
Other comprehensive income	—	—	—	—	710	710
Acquisition of First Mariner Bank	9,143,222	92	164,486	—	—	164,578
Director stock awards	11,868	—	217	—	—	217
Exercise of options	9,123	—	97	—	—	97
Stock-based compensation	54,542	—	656	—	—	656
Balances at December 31, 2018	19,039,347	190	275,843	18,277	373	294,683
Net income	—	—	—	16,881	—	16,881
Other comprehensive income	—	—	—	—	2,270	2,270
Director stock awards	9,202	—	127	—	—	127
Exercise of options	13,418	1	115	—	—	116
Employee stock purchase plan	19,539	—	280	—	—	280
Repurchased shares	(19,764)	—	(322)	—	—	(322)
Stock-based compensation	5,171	—	113	—	—	113
Balances at December 31, 2019	19,066,913	191	276,156	35,158	2,643	314,148
Net loss	—	—	—	(16,991)	—	(16,991)
Other comprehensive income	—	—	—	—	3,044	3,044
Director stock awards	22,895	—	278	—	—	278
Employee stock purchase plan	22,749	—	303	—	—	303
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation	4,954	—	527	—	—	527
Balances at December 31, 2020	18,744,710	$187	$270,591	$18,167	$5,687	$294,632

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,991)	$16,881	$(3,828)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Provision for credit losses	9,845	4,193	6,091
Deferred income tax (benefit)	(1,893)	3,160	(3,468)
Provision for other real estate owned	257	473	352
Depreciation and amortization	2,478	2,348	2,188
Stock-based compensation	805	240	873
Net accretion of discount on purchased loans	(1,725)	(1,640)	(2,313)
(Gain) loss on sale of securities	(3,044)	(645)	364
(Gain) loss on the sale of premises and equipment	(6)	70	345
Net amortization of intangible asset	2,674	3,013	2,856
Goodwill impairment	34,500	—	—
Loans originated for sale	(79,847)	(573,306)	(586,385)
Proceeds from sale of loans originated for sale	111,593	571,656	640,710
Realized and unrealized gains on mortgage banking activity	(1,036)	(7,798)	(5,245)
Loss (gain) on sale of other real estate owned, net	98	(28)	(64)
Cash surrender value of bank owned life insurance	(1,767)	(1,858)	(1,614)
Decrease in interest receivable and other assets	7,529	2,044	5,041
(Decrease) increase in accrued expenses and other liabilities	(2,876)	1,618	(1,091)
Other, net	73	140	(1)
Net cash provided by operating activities	60,667	20,561	54,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(340,383)	(102,748)	(193,805)
Proceeds from sales, maturities and calls of investment securities	185,071	115,758	169,291
Net increase in loans and leases outstanding	(119,537)	(99,177)	(49,995)
Proceeds from the sale of other real estate owned	2,052	2,238	1,088
Purchase of premises and equipment	(1,153)	(1,429)	(1,943)
Proceeds from the sale of premises and equipment	743	2,092	5,161
Cash acquired in acquisition	—	—	38,889
Net cash used in investing activities	(273,207)	(83,266)	(31,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	261,049	28,559	115,463
Net increase (decrease) customer repurchase agreements and other borrowings	7,507	(10,449)	(158,286)
Net (decrease) increase in FHLB advances	(85,000)	53,000	101,000
Proceeds from issuance of common stock, net of cost	303	396	97
Cash consideration paid in acquisition	—	—	(9,245)
Repurchase of common stock	(6,677)	(322)	—
Net cash provided by financing activities	177,182	71,184	49,029

Net (decrease) increase in cash and cash equivalents	(35,358)	8,479	72,526
Cash and cash equivalents at beginning of period	109,977	101,498	28,972
Cash and cash equivalents at end of period	$74,619	$109,977	$101,498
SUPPLEMENTAL INFORMATION
Cash payments for interest	$13,006	$22,341	$13,123
Cash payments for income taxes	5,285	135	—
Transferred from loans to other real estate owned	51	1,389	917
Cash payments for operating leases	886	1,337	3,159
Assets acquired in business combination (net of cash received)	—	—	971,431
Liabilities assumed in business combination	—	—	897,569
Lease liabilities arising from obtaining right of use assets (see Note 8)	2,011	18,009	—
Goodwill reduction for adjustments to acquired net deferred tax assets	—	4,748	—

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

The Bank has nine subsidiaries-six were formed to hold foreclosed real estate (three of which are currently inactive), two own and manage real estate used for corporate purposes, and one holds historic tax credit investments.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Bancorp, the Bank and the Bank’s subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The parent company only condensed financial statements in Note 24 report Bancorp’s investments in the Bank under the equity method.

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

Nonmarketable Equity Securities

Nonmarketable equity securities include equity securities that are not publicly traded or are held to meet regulatory requirements. The Company’s only security in this category is Federal Home Loan Bank of Atlanta (“FHLB”) stock, which is accounted for at cost and evaluated for impairment each reporting period. Due to redemptive provisions of the FHLB, cost approximates fair value.

Marketable Equity Securities

Marketable equity securities are carried at estimated fair value based on quoted prices. Changes in fair value of marketable equity securities are recognized in net income. At both December 31, 2020 and 2019, marketable equity securities totaled $4.0 million and are included in the interest receivable and other assets caption of the consolidated balance sheet.

Derivative Instruments and Hedging Activity

Interest Rate Swaps

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  These interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate swaps associated with this activity do not meet the strict hedge accounting requirements, changes in fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.

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

The Company recognizes the fair value of derivatives as assets or liabilities in the Consolidated Financial Statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in other comprehensive income rather than net income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in the net income in the period of the change (see Derivatives and Hedging Activities footnote for further disclosure).

Interest Rate Lock Commitments

In connection with its mortgage banking activities that were exited in early 2020, the Company entered into commitments to originate residential mortgage loans whereby the interest rate on the loan was determined prior to funding (i.e. rate lock commitment).  Such rate lock commitments on mortgage loans to be sold in the secondary market were considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranged from 15 to 60 days.  The Company protected itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company committed to sell a loan at a premium at the time the borrower committed to an interest rate with the intent that the buyer had assumed interest rate risk on the loan.

For purposes of calculating fair value of rate lock commitments, the Bank estimated loan closing and investor delivery rate based on historical experience.  The measurement of the estimated fair value of the rate lock commitments is presented as realized and unrealized gains on mortgage banking activities with the corresponding balance sheet amount presented within other assets in the Consolidated Financial Statements.

Loans Held For Sale

The Company completed the processing of the remaining residential first lien mortgage pipeline during the first quarter of 2020 and sold the remaining loans held for sale during the second quarter of 2020, each in connection with exiting our mortgage banking activities. As a result, we did not have any loans held for sale at December 31, 2020 compared to $30.7 million at December 31, 2019.

Prior to the Company’s exit from mortgage banking activities, loans held for sale were carried at fair value. Fair value was based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements based on third party models. The Company elected to measure loans held for sale under the fair value option to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Changes in the fair value of these loans were recorded in earnings as a component of realized and unrealized gains from mortgage banking activities in noninterest income in the Consolidated Statements of Operations.  Prior to the Company’s exit from mortgage banking activities, it sold residential mortgage loans on a servicing released basis, and, therefore, it had no intangible asset recorded for the value of such servicing. Interest on loans held for sale was credited to income based on the principal amounts outstanding.

Loans held for sale that were not ultimately sold, but instead were placed into the Bank’s portfolio, were reclassified to loans held for investment and continue to be recorded at fair value.

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

The segments of the Company’s loan and lease portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes; owner occupied loans and non-owner occupied loans.  Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than owner occupied CRE loans. The residential mortgage loan segment is further disaggregated into two classes: first lien mortgages and second or junior lien mortgages. Loans originated under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act ("CARES" Act) which was signed into law on March 27, 2020, hereafter referred to as PPP loans, are segregated from the Company's commercial business loans and leases ("C&I") loan segment.

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

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to management’s initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance for loan and lease losses through a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (the “allowance”) is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the loan and lease portfolio and is based on the size and current risk characteristics of the loan and lease portfolio, an assessment of individual problem loans and leases, actual loss experience, current economic events in specific industries and geographic areas including unemployment levels and other pertinent factors including general economic conditions.  Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogenous loans and leases based on historical loss experience and consideration of economic trends, all of which may be susceptible to significant change.  Loan and lease losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.  Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance consists of a specific component and a nonspecific component.  The components of the allowance represent an estimation done pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables.  The specific component of the allowance reflects estimated incurred losses resulting from analysis developed through credit allocations for individual loans and leases.  The credit allocations are based on a regular analysis of all loans and leases over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.

The nonspecific portion of the allowance is determined based on management’s assessment of general economic conditions, as well as economic factors in the individual markets in which the Company operates including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle.  This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the nonspecific component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.  The Bank’s historic loss factors are based upon actual losses incurred by portfolio segment over the preceding 24-month period.  In portfolio segments where no actual losses have been incurred within the most recent 24-month period, industry loss data for that portfolio segment, as provided by the Federal Deposit Insurance Corporation (“FDIC”), are utilized.  In addition to historic loss factors, the Bank’s methodology for the allowance incorporates other risk factors that may be inherent within the portfolio segments. For each portfolio segment, in addition to the historic loss experience, the qualitative factors that are measured and monitored in the overall determination of the allowance include:

● changes in lending policies, procedures, and practices;

● changes in international, national, state and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

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

The Company’s credit policies state that after all collection efforts have been exhausted, and the loan or lease is deemed to be a loss, then the remaining loan or lease balance will be charged to the Company’s established allowance. All loans and leases are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt.  When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan or lease is deemed not to be well secured, the loan or lease would be moved to non-accrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s).  Once the actual loss value has been determined, a charge-off against the allowance for the amount of the loss is taken.  Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

Effective April 1, 2020, the Company adopted the FASB’s Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, to the extent that the loss recognized does not exceed the amount of goodwill allocated to that reporting unit.

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus ("COVID-19") pandemic included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in the Company performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the quarter ended June 30, 2020. Based on the annual impairment analysis, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any issues that have arisen since the annual impairment analysis was performed in the fourth quarter of 2020.

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

Other Real Estate Owned

Other real estate acquired through, or in lieu of, foreclosure is initially recorded at fair value less estimated cost to sell at the date of acquisition, establishing a new cost basis.  Gains or losses arising at the date of acquisition of such properties are charged against the allowance for loan and lease losses. Subsequent to foreclosure, valuations are periodically performed by management and a valuation allowance is established, if necessary, by a charge to noninterest expense if the carrying value of a property exceeds its estimated fair value less estimated costs to sell. Gains and losses realized from the sale of OREO as well as expenses of operation are recorded in noninterest expense.

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

Operating Leases

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

Income Taxes

The Company uses the asset/liability method of accounting for income taxes.  Under the asset/liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  In addition, deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The Company does not have uncertain tax positions that are deemed material, and did not recognize any adjustments for unrecognized tax benefits.  The Company’s policy is to recognize interest and penalties on income taxes in other noninterest expenses.  The Company remains subject to examination by federal and state taxing authorities for income tax returns for the years ending after December 31, 2016.

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

Compensation expense for non-vested common stock awards is based on the fair value of the awards, which is generally the market price of the common stock on the measurement date, which, for the Company, is the date of grant, and is recognized ratably over the service period of the award. Compensation expense for performance-based grants is recognized based on the probability of achievement of the goals underlying the grant.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the consolidated balance sheet when they are funded. Potential exposure to loss on commitments to extend credit, if deemed necessary, is recorded in other liabilities.

As noted under Loans Held for Sale, prior to the Company’s exit from mortgage banking activities the Company originated and sold residential mortgage loans to a variety of investors. Mortgage loans sold were subject to representations and warranties made to the third party purchasers regarding certain attributes.  Subsequent to the sale, if a material underwriting deficiency or documentation defect was determined, the Company would be obligated to repurchase the mortgage loan or reimburse the investor for losses incurred if the deficiency or defect could not be rectified within a specific period subsequent to discovery.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the consolidated balance sheets, and such items, along with net income, are components of comprehensive income. The Company’s sole component of accumulated other comprehensive income (loss) is realized and unrealized gains and losses on available for sale securities.

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

Reclassifications

Certain reclassifications to 2019 and 2018 financial presentation were made to conform to the 2020 presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

Recent Accounting Pronouncements

The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022. The Company has identified its products that utilize LIBOR and has begun efforts to transition to an alternative reference rate. The Company continues to evaluate systems to assist in the transition to a new rate.

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

The FASB has issued ASU 2016-13, Financial Instruments—Loan Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected loan losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected loan losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected loan losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. As discussed above, this ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023. The Company has licensed and implemented third party software to gather historical data and review the methodologies and assumptions utilized to determine the impact of this update on the Company’s Consolidated Financial Statements.

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

The impact of the COVID-19 pandemic is fluid and continues to evolve. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets.  In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020 for the first time, then declining further to a low of 0.52% in early August. Since that time, intermediate and long-term bond yields have risen, with a sharper rise in 2021; the yield on the 10-year Treasury bond is now nearing where it was before the start of the pandemic in February 2020. On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00% to 1.25%. This range was further reduced to 0% to 0.25% percent on March 16, 2020 and remained at that level throughout the remainder of 2020. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition, and results of operations.  The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental, regulatory and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

Note 2: Exit of Mortgage Banking Activities

On December 18, 2019, the Company entered into an agreement to release certain management members of the mortgage division from their employment contracts and allow those individuals to create a limited liability company (“LLC”) for the purpose of hiring all remaining mortgage employees.  The Company also agreed to transfer ownership of the domain name “VAmortgage.com” to the newly created LLC. In consideration of the release of the employment agreements, the transfer of the mortgage employees, and the sale of the domain name, the LLC paid the Company $750 thousand. Under the agreement, there was a transition period of approximately 45 days, after which the Company agreed to cease originating residential first lien mortgage loans and exit all mortgage banking activities. Accordingly, all of the residential first lien mortgage pipeline loans were processed by the end of the first quarter of 2020 and the remaining loans held for sale were sold during the second quarter of 2020. In order to manage loan run-off within the residential mortgage loan portfolio, the Company commenced purchasing first lien residential mortgage loans, on a servicing released basis, from both the LLC and other third-party originators.

The following table presents a roll-forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the years ended December 31, 2020, 2019, and 2018. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the years ended December 31, 2020, 2019, and 2018 is presented. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	Year Ended December 31,
(in thousands)	2020	2019	2018

Loans held for sale, January 1	$30,710	$21,261	$42,153
Loans originated for sale	79,847	573,306	586,385
Loans held for sale acquired in First Mariner acquisition	—	—	28,189
Loans sold into the secondary market	(110,557)	(563,857)	(635,466)
Loans held for sale, December 31	$—	$30,710	$21,261

Loans originated for the Bank's portfolio	$11,378	$114,561	$57,440

Statement of Operations:
Net interest income	$143	$681	$1,403

Realized and unrealized gains on mortgage banking activity	1,036	7,798	5,245
Loan related fees and service charges	389	2,830	4,993
Total noninterest income	1,425	10,628	10,238

Salaries and benefits	928	6,394	7,083
Occupancy	20	354	1,710
All other operating expenses	490	2,287	4,718
Total noninterest expense	1,438	9,035	13,511
Pretax contribution	130	2,274	(1,870)
Income tax expense	36	626	(515)
After tax contribution	$94	$1,648	$(1,355)

Since the Bank’s 91 employees that were engaged in mortgage banking activities were hired by the LLC under the terms of the agreement, no severance costs were recorded. However, the Company recorded $288 thousand of exit costs in 2019, associated with change in control and retention agreements. Since the LLC has subleased the office space that was used by these employees, no exit costs associated with lease terminations were recorded.

Note 3: Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2020 and 2019, the Company maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. On March 15, 2020, the Board of Governors of the Federal Reserve System reduced the reserve requirement to zero percent due to the COVID-19 pandemic, effective March 26, 2020. Additionally, the Company maintained balances with the Federal Home Loan Bank and other domestic correspondent financial institutions as partial compensation for services they provided to the Company.

Note 4: Investment Securities

The Company holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments are as follows:

	December 31,
(in thousands)	2020				2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$48,297	$1,308	$—	$49,605	$66,428	$963	$79	$67,312
Mortgage-backed	310,289	6,429	46	316,672	139,918	2,848	67	142,699
Other investments	9,008	124	12	9,120	5,510	4	20	5,494
	$367,594	$7,861	$58	$375,397	$211,856	$3,815	$166	$215,505
Held to maturity Corporate debentures	$7,250	$17	$32	$7,235	$7,750	$147	$—	$7,897

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019 are presented below:

December 31, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
Mortgage-backed	$21,572	$46	$—	$—	$21,572	$46
Other investments	1,496	4	3,000	8	4,496	12
	$23,068	$50	$3,000	$8	$26,068	$58
Held to maturity
Corporate debentures	$3,468	$32	$—	$—	$3,468	$32

December 31, 2019
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,689	$79	$—	$—	$10,689	$79
Mortgage-backed	35,512	60	975	7	36,487	67
Other investments	—	—	2,990	20	2,990	20
	$46,201	$139	$3,965	$27	$50,166	$166
Held to maturity
Corporate debentures	$—	$—	$—	$—	$—	$—

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  This analysis requires management to consider various factors, which include (1) the duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. The number of securities in the portfolio with unrealized losses totaled 11 and 16 at December 31, 2020 and 2019, respectively.

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

The amortized cost and estimated fair values of investments by contractual maturity are shown below:

	December 31,
(in thousands)	2020		2019
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$4,017	$4,062	$1,497	$1,500
After one through five years	21,723	22,914	49,166	50,048
After five through ten years	37,820	38,453	33,576	33,915
After ten years	311,284	317,203	135,367	137,939
	$374,844	$382,632	$219,606	$223,402

At December 31, 2020 and December 31, 2019, securities with a fair value of $226.2 million and $11.6 million, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve Bank of Richmond ("FRB") Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at December 31, 2020.

Note 5: Nonmarketable Equity Securities

At December 31, 2020 and December 31, 2019, the Company’s investment in nonmarketable equity securities consisted of FHLB stock, which is required for continued membership, of $10.6 million and $14.2 million, respectively. This investment is carried at cost.

Note 6: Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore Maryland metropolitan area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan and lease portfolio segment balances at December 31, 2020 and December 31, 2019 are presented in the following table:

	2020		2019
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$116,675	6.3%	$128,285	7.3%
Residential - first lien	380,865	20.4	437,409	25.1
Residential - junior lien	60,002	3.2	74,164	4.2
Total residential real estate	440,867	23.6	511,573	29.3
Commercial - owner occupied	251,061	13.5	241,795	13.9
Commercial - non-owner occupied	491,630	26.3	444,052	25.4
Total commercial real estate	742,691	39.8	685,847	39.3
Total real estate loans	1,300,233	69.7	1,325,705	75.9
Commercial loans and leases [1]	334,086	17.9	372,872	21.4
Consumer	64,003	3.4	46,936	2.7
Total portfolio loans and leases	$1,698,322	91.0	$1,745,513	100.0
Paycheck protection program (PPP)	167,639	9.0	—	—
Total loans and leases	$1,865,961	100.0%	$1,745,513	100.0%
[1]	Includes equipment financing leases of $3,597 and $6,382 at December 31, 2020 and 2019, respectively.

The PPP program provided financial relief and funding opportunities for small businesses from approved SBA lenders. In response to the COVID-19 pandemic, as an SBA lender, the Bank actively assisted its qualified customers with applications and lending through this program, as amended by subsequent legislation. During 2020, the Bank funded PPP loans totaling $201.0 million of which $170.8 million in principal balances were still outstanding at December 31, 2020. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Total loan and lease balances at December 31, 2020 and 2019 include net deferred loan fees or costs, including premiums on purchased loans. Net deferred loan fees, including premiums on purchased loans, were $913 thousand at December 31, 2020. Net deferred loan fees at December 31, 2020 included $3.2 million in net deferred loan fees attributable to PPP loans. Net deferred loan costs, including premiums on purchased loans, totaled $2.0 million at December 31, 2019.

Portfolio Segments

The Company currently manages its credit products and the respective exposure to credit losses (credit risk) by the following specific portfolio segments (classes) which are levels at which the Company develops and documents its systematic methodology to determine the allowance for loan and lease losses attributable to each respective portfolio segment. These segments are:

● Commercial business loans & leases (“C&I”) – C&I loans are made to provide funds for equipment and general corporate needs. Repayment of a loan primarily uses the funds obtained from the operation of the borrower’s business. C&I loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. The Company’s loan portfolio also includes a small portfolio of equipment leases, which consists of leases for essential commercial equipment used by small- and medium-sized businesses.

● Construction and land loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties and include loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

● Commercial owner occupied real estate loans – Commercial owner-occupied real estate loans consist of commercial mortgage loans secured by owner occupied properties where an established banking relationship exists and involves a variety of property types to conduct the borrower’s operations. The primary source of repayment for this type of loan is the cash flow from the business and is based upon the borrower’s financial health and the ability of the borrower and the business to repay.

● Commercial non-owner occupied real estate loans – Commercial non-owner occupied loans consist of properties where an established banking relationship exists and involves investment properties for warehouse, retail, and office space with a history of occupancy and cash flow. This commercial real estate category contains mortgage loans to the developers and owners of commercial real estate where the borrower intends to operate or sell the property at a profit and use the income stream or proceeds from the sale(s) to repay the loan.

● Consumer loans – This category of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase boats, automobiles, and recreational vehicles.

● Residential first lien mortgage loans – The residential real estate category contains permanent mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Loans may be either conforming or non-conforming.

● Residential junior lien mortgage loans – This category of loans includes primarily home equity loans and lines. The home equity category consists mainly of revolving lines of credit to consumers which are secured by residential real estate. These loans are typically secured with second mortgages on the homes.

● PPP loans – Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance is attributable to this loan portfolio segment.

Acquired Credit Impaired Loans

The following table documents changes in the accretable discount on acquired credit impaired loans for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance at beginning of year	$689	$877	$—
Impaired loans acquired	—	—	1,055
Accretion of fair value discounts	(394)	(188)	(178)
Balance at end of year	$295	$689	$877

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the end of the respective periods:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At December 31, 2020	$4,721	$3,510
At December 31, 2019	10,929	8,706

Note 7: Credit Quality Assessment

Allowance for Loan and Lease Losses

Credit risk can vary significantly as losses, as a percentage of outstanding loans and leases, can vary widely during economic cycles and are sensitive to changing economic conditions.  The amount of loss in any particular type of loan or lease can vary depending on the purpose of the loan or lease and the underlying collateral securing the loan or lease.  Collateral securing commercial loans and leases can range from accounts receivable to equipment to improved or unimproved real estate depending on the purpose of the loan or lease.  Home mortgage and home equity loans and lines are typically secured by first or second liens on residential real estate.  Consumer loans may be secured by personal property, such as marine loans or they may be unsecured loan products.

To control and manage credit risk, the Company has an internal credit process in place to determine whether credit standards are maintained along with an in-house loan and lease administration accompanied by oversight and review procedures.  The primary purpose of loan and lease underwriting is the evaluation of specific lending risks that involves the analysis of the borrower’s ability to service the debt as well as the assessment of the value of the underlying collateral.  Oversight and review procedures include the monitoring of the portfolio credit quality, early identification of potential problem credits and the management of the problem credits.  As part of the oversight and review process, the Company maintains an allowance for loan and lease losses (the “allowance”) to absorb estimated and probable losses in the loan and lease portfolio.  The allowance is based on consistent, continuous review and evaluation of the loan and lease portfolio, along with ongoing assessments of the probable losses and problem credits in each portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available for credit losses inherent in the total loan and lease portfolio.

Summary information on activity in the allowance for the years ended December 31, 2020, 2019, and 2018 is presented in the following table:

(in thousands)	2020	2019	2018
Beginning balance	$10,401	$9,873	$6,159
Charge-offs	(1,050)	(4,236)	(2,519)
Recoveries	286	571	142
Net charge-offs	(764)	(3,665)	(2,377)
Provision for credit losses [1]	9,525	4,193	6,091
Ending balance	$19,162	$10,401	$9,873

1 Portion attributable to loan and lease losses.

The December 31, 2020 allowance reflects the Company’s assessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s evaluation of COVID-19’s impact on the allowance identified the following qualitative factors for further review:

● Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

● The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

● Changes in the value of underlying collateral for collateral-dependent loans; and

● Changes in the volume and severity of past due, nonaccrual, and adversely classified loans.

The Company’s evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments, considered the abrupt slowdown in commercial economic activity and the dramatic rise in the unemployment rate in the Company’s market area. Initially, stay-at-home orders, travel restrictions and closure of non-essential businesses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, mass layoffs, and furloughs. Although many of those restrictions have been lifted or eased, continuing capacity restrictions and health and safety recommendations that discourage travel and encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity and employment. Therefore, this qualitative factor was increased during 2020 in response to this potential risk, and represents $6.0 million, or 0.35%, of the increase in the allowance.

The Company’s evaluation of the existence and effect of any concentrations of credit, and changes in the level of such concentrations focused on the identification of its exposure to industry segments that may potentially be the most highly impacted by COVID-19. Based on this evaluation, the Company identified the following industry segments as potentially highly impacted: commercial real estate (“CRE”) – retail; CRE – residential rental; hotels; restaurants and caterers; nursing and residential care; retail trade; religious and similar organizations; and arts, entertainment, and recreation. The definition of our potentially highly impacted (“PHI”) loan segments has remained unchanged through December 31, 2020.

The PHI loan exposures at December 31, 2020 were concentrated in non-owner-occupied commercial real estate (62.1% of total PHI), owner-occupied commercial real estate (19.4% of total PHI), construction and land (9.6% of total PHI), and C&I loans (8.4% of total PHI). Therefore, this qualitative factor within these PHI loan portfolio segments was increased during 2020 in response to this potential risk, and represents $1.3 million, or 0.08%, of the increase in the allowance.

The Company’s evaluation of potential changes in the value of underlying collateral for collateral-dependent loans considered the potential impact of the economic fallout from COVID-19 on commercial property values due to rent relief and possible business failures resulting in vacancies. In addition, the need for office space may diminish in the future as work from home policies have allowed much office-oriented business activity to continue.  Excluding the PHI portfolios, management concluded that 53% of the Company’s non-owner-occupied commercial real estate portfolio at December 31, 2020 was not included in the PHI exposure. Therefore, this qualitative factor was increased during 2020 in response to this potential risk, and represents $1.0 million, or 0.06%, of the increase in the allowance.

The Company’s evaluation of changes in the volume and severity of past due, nonaccrual, and adversely classified loans identified three loan portfolio segments where adverse risk rating migration warranted an upward revision to this qualitative factor during 2020; these portfolio segments were both non-owner-occupied and owner-occupied commercial real estate loans as well as C&I loans. The increase in this qualitative factor represents $1.3 million, or 0.08%, of the increase in the allowance.

The following table provides information on the activity in the allowance, by the respective loan and lease portfolio segments, for the years ended December 31, 2020, 2019 and 2018:

	At December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for loan and lease losses:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(43)	(41)	(44)	(37)	(698)	(187)	—	(1,050)
Recoveries	—	25	75	—	2	182	2	—	286
Provision for credit losses [1]	93	71	320	1,463	4,223	2,544	811	—	9,525
Ending balance	$1,349	$2,309	$832	$2,207	$7,156	$4,131	$1,178	$—	$19,162
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$894	$—	$—	$894
collectively evaluated for impairment	$1,349	$2,309	$832	$2,207	$7,156	$3,237	$1,178	$—	$18,268
Loans and leases:
Ending balance	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961
individually evaluated for impairment	$581	$13,789	$1,250	$416	$527	$2,882	$—	$—	$19,445
collectively evaluated for impairment	$116,094	$367,076	$58,752	$250,645	$491,103	$331,204	$64,003	$167,639	$1,846,516

1   portion attributable to loan and lease losses.

	At December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for loan and lease losses:
Beginning balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Charge-offs	(282)	(518)	(532)	(46)	(2,026)	(622)	(210)	(4,236)
Recoveries	80	—	115	—	17	357	2	571
Provision for credit losses	717	1,604	603	99	920	(276)	526	4,193
Ending balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$10,401
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$500	$—	$500
collectively evaluated for impairment	$1,256	$2,256	$478	$788	$2,968	$1,603	$552	9,901
Loans and leases:
Ending balance	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513
individually evaluated for impairment	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
collectively evaluated for impairment	$127,804	$424,278	$73,378	$241,229	$442,327	$370,512	$46,809	$1,726,337

	December 31, 2018
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Allowance for loan and lease losses:
Beginning balance	$735	$668	$177	$617	$1,410	$2,529	$23	$6,159
Charge-offs	(202)	(142)	(195)	(28)	(797)	(1,092)	(63)	(2,519)
Recoveries	—	8	10	—	32	88	4	142
Provision for credit losses	208	636	300	146	3,412	1,119	270	6,091
Ending balance	$741	$1,170	$292	$735	$4,057	$2,644	$234	$9,873
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$2,195	$200	$—	$2,395
collectively evaluated for impairment	$741	$1,170	$292	$735	$1,862	$2,444	$234	7,478
Loans and leases:
Ending balance	$123,671	$383,044	$89,645	$234,102	$427,747	$336,876	$54,666	$1,649,751
individually evaluated for impairment	$1,449	$13,259	$1,137	$1,268	$5,018	$2,455	$174	$24,760
collectively evaluated for impairment	$122,222	$369,785	$88,508	$232,834	$422,729	$334,421	$54,492	$1,624,991

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

Management has established a credit process that dictates that structured procedures be performed to monitor these loans or leases between the receipt of an original appraisal and the updated appraisal. These procedures include the following:

● An internal evaluation is updated quarterly to include borrower financial statements and/or cash flow projections.

● The borrower may be contacted for a meeting to discuss an update or revised action plan which may include a request for additional collateral.

● Re-verification of the documentation supporting the Company’s position with respect to the collateral securing the loan or lease.

● At the Watch Committee meeting the loan may be downgraded and a specific reserve may be decided upon in advance of the receipt of the appraisal if it is determined that the likelihood of repayment is in doubt.

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

Credit risk profile by portfolio segment based upon internally assigned risk assignments are presented below:

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (ppp)	Total
Credit quality indicators:
Not classified	$116,094	$368,230	$58,752	$240,590	$482,324	$321,415	$64,003	$167,639	$1,819,047
Special mention	—	—	—	4,364	8,778	9,083	—	—	22,225
Substandard	581	12,635	1,250	6,107	528	3,588	—	—	24,689
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Credit quality indicators:
Not classified	$127,804	$425,247	$73,378	$241,229	$442,327	$370,837	$46,809	$1,727,631
Special mention	—	—	—	—	—	—	—	—
Substandard	481	12,162	786	566	1,725	2,035	127	17,882
Doubtful	—	—	—	—	—	—	—	—
Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513

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

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$116,094	$363,486	$57,427	$250,562	$489,996	$330,987	$63,550	$167,639	$1,839,741
Accruing loans and leases past due:
30-59 days past due	—	4,167	1,130	—	1,106	269	390	—	7,062
60-89 days past due	—	543	195	—	—	71	63	—	872
Greater than 90 days past due	—	34	—	83	—	251	—	—	368
Total past due	—	4,744	1,325	83	1,106	591	453	—	8,302

Non-accrual loans and leases 1	581	12,635	1,250	416	528	2,508	—	—	17,918

Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$127,804	$418,668	$71,634	$241,062	$442,132	$370,877	$46,776	$1,718,953
Accruing loans and leases past due:
30-59 days past due	—	3,312	748	—	195	35	19	4,309
60-89 days past due	—	3,220	996	167	—	—	14	4,397
Greater than 90 days past due	—	47	—	—	—	—	—	47
Total past due	—	6,579	1,744	167	195	35	33	8,753

Non-accrual loans and leases [1]	481	12,162	786	566	1,725	1,960	127	17,807

Total loans and leases	$128,285	$437,409	$74,164	$241,795	$444,052	$372,872	$46,936	$1,745,513
[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans and leases either in non-accrual status or in excess of 90 days delinquent totaled $18.3 million or 1.0% of total loans and leases outstanding at December 31, 2020, which represents a $432 thousand increase from $17.9 million at December 31, 2019.

The Company had no impaired leases or impaired PPP loans for the years ended December 31, 2020 and 2019. The impaired loans for the years ended December 31, 2020 and 2019 are as follows:

	December 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$581	$13,789	$1,250	$416	$527	$2,882	$—	$19,445
With an allowance recorded	—	—	—	—	—	1,286	—	1,286
With no related allowance recorded	581	13,789	1,250	416	527	1,596	—	18,159
Related allowance	—	—	—	—	—	894	—	894
Unpaid principal	767	14,813	1,396	471	554	3,573	—	21,574
Average balance of impaired loans	911	15,799	1,562	478	591	4,147	—	23,488
Interest income recognized	9	366	59	2	14	109	—	559

	December 31, 2019
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$481	$13,131	$786	$566	$1,725	$2,360	$127	$19,176
With an allowance recorded	—	—	—	—	—	554	—	554
With no related allowance recorded	481	13,131	786	566	1,725	1,806	127	18,622
Related allowance	—	—	—	—	—	500	—	500
Unpaid principal	667	14,371	986	583	2,023	3,584	130	22,344
Average balance of impaired loans	814	15,586	1,338	594	2,105	4,392	141	24,970
Interest income recognized	5	400	106	30	11	195	1	748

1      Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $17.9 million and $17.8 million at December 31, 2020 and 2019, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms, was $630 thousand and $748 thousand for the years ended December 31, 2020 and 2019, respectively.

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

The Company had no troubled debt restructured (“TDR”) leases or PPP loans at December 31, 2020 and December 31, 2019. The TDR loans at December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$84	3	$1,153	$1,237
Commercial loans and leases	1	414	2	359	773
	2	$498	5	$1,512	$2,010

	December 31, 2019
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Construction and land	1	$125	—	$—	$125
Residential real estate - first lien	2	274	2	968	1,242
Commercial loans and leases	1	414	2	367	781
	4	$813	4	$1,335	$2,148

A summary of TDR loan modifications outstanding and performance under modified terms is as follows:

	December 31, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$84	$1,153	$1,237
Commercial loans
Extension or other modification	—	—	359	359
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$498	$1,512	$2,010

	December 31, 2019
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Construction and land
Extension or other modification	$—	$125	$—	$125
Residential real estate - first lien
Extension or other modification	—	274	968	1,242
Commercial loans
Extension or other modification	—	—	367	367
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$813	$1,335	$2,148

The CARES Act provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.  As of December 31, 2020, a total of $56.1 million of loans, representing 3.0% of total loans, were performing under some form of deferral or other payment relief.

In 2020 there were no new loans classified as TDR, there was one construction and land loan for $125 thousand that paid off, and one residential real estate loan for $197 thousand that was upgraded from non-performing to performing. During 2019, there were two new commercial loans with terms extended and their payments modified totaling $367 thousand that are currently performing in accordance with their modified terms.

During 2020 and 2019, there were no TDRs that subsequently defaulted within twelve months of their modification dates.

At December 31, 2020 there were three loans secured by residential real estate first liens totaling $2.5 million, one loan secured by a residential real estate junior lien of $25 thousand, and one commercial real estate loan of $294 thousand in the process of foreclosure.

Note 8: Derivatives and Hedging Activities

Non-designated Hedges of Interest Rate Risk

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to effectively convert certain customers’ variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate their respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously economically hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate interest. The interest rate swaps pay and receive interest based on a floating rate indexed to one month LIBOR plus a credit spread with payment being calculated on the notional amount. The interest rate swaps are settled with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For both 2020 and 2019, the Company recorded a net loss of $5 thousand related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019:

			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$14,087	$450	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$14,087	$—	$466

			December 31, 2019
	Balance Sheet	Notional	Estimated Fair Value
(dollars in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$2,853	$217	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$2,853	$—	$228

Note 9: Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank has one reporting unit, which is community banking. The Company performs its annual impairment evaluation in the fourth quarter.

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

The table below presents a roll forward of goodwill for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
Balance at January 1,	$65,949	$70,697
Merger related adjustment	—	(4,748)
Goodwill impairment	(34,500)	—
Balance at December 31,	$31,449	$65,949

Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of other intangible assets are as follows:

	December 31, 2020			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$10,340	$5,795	2.7

	December 31, 2019			Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
Amortizing intangible assets:
Core deposit intangible	$16,135	$7,666	$8,469	3.7

Estimated future amortization expense for amortizing intangibles are as follows:

(in thousands)
2021	$2,326
2022	1,915
2023	1,298
2024	256
Total amortizing intangible assets	$5,795

Based upon an annual impairment analysis performed during the fourth quarter of 2020, it was determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible.

Note 10: Bank Premises and Equipment

Premises and equipment include the following at:

	December 31,
(in thousands)	2020	2019
Land	$8,849	$8,849
Building and leasehold improvements	36,102	35,960
Furniture and equipment	6,175	6,028
Software	387	387
	51,513	51,224
Less: accumulated depreciation and amortization	10,371	8,500
Net premises and equipment	$41,142	$42,724

Depreciation and amortization expense for premises and equipment were $2.3 million, $2.3 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 11: Operating Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2021 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

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

The Company completed the consolidation of two branch locations into a single new location during the first quarter of 2020; the opening of the new location increased ROU assets by $2.0 million. During the fourth quarter of 2020, the Company communicated its plan to close two additional branches in early 2021. Both of the branches to be permanently closed have been temporarily closed since March 2020 due to the pandemic. A partial write-down of the ROU assets attributable to the two branches to be closed totaled $554 thousand. The opening of the new location, the pending closure of the two branches, and the amortization of the ROU asset reduced the ROU asset to $13.2 million at December 31, 2020.

Operating lease ROU assets and lease liabilities are as follows:

	December 31,
(in thousands)	2020	2019
Operating leases ROU	$13,229	$14,092
Operating lease liabilities	$14,267	$14,507

The components of lease expense were as follows:

	December 31,
(in thousands)	2020	2019	2018
Operating lease cost	$1,613	$1,899	$3,693
Sublease income	(726)	(562)	(534)
Amortization of ROU assets	142	150	—
Total lease expense	$1,029	$1,487	$3,159

Lease liability maturities are as follows:

(in thousands)
2021	$1,561
2022	1,436
2023	1,209
2024	1,078
2025	955
Thereafter	11,841
Total future lease payments	$18,080
Discount of cash flows	(3,813)
Present value on net future lease payments	$14,267

Weighted average remaining term in years	5.62
Weighted average discount rate	2.94%

The Company from time to time subleases its vacant locations. Operating sublease income is recognized as a component of noninterest expense on a straight-line basis over the sublease term. Lease terms range from one to six years.

The following table details the future minimum operating sublease payments to be received at December 31, 2020:

(in thousands)
2021	$307
2022	135
2023	135
2024	135
2025	135
Thereafter	191
Total minimum payments	1,038
Less: amount representing interest	(78)
Total	$960

Note 12: Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	December 31,		December 31, 2019
	2020		2019

		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$676,801	34%	$468,975	27%
Interest-bearing checking	214,717	11	183,447	11
Money market accounts	439,510	22	360,711	21
Savings	159,914	8	130,141	7
Certificates of deposit $250 and over	51,918	3	77,782	5
Certificates of deposit under $250	432,554	22	493,309	29
Total deposits	$1,975,414	100%	$1,714,365	100%

The following table presents the maturity schedule for time deposits maturing within years ending December 31:

(in thousands)
2021	$416,151
2022	47,127
2023	9,633
2024	4,184
After	7,377
Total time deposits	$484,472

Interest expense on deposits for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was as follows:

(in thousands)	2020	2019	2018
Interest-bearing checking	$277	$912	$554
Savings and money market	1,532	3,063	2,393
Certificates of deposit	6,623	11,487	5,593
Total	$8,432	$15,462	$8,540

Note 13: Borrowings

Federal Home Loan Bank Advances

FHLB advances, by maturity year, at December 31, 2020 and 2019 consisted of the following:

	2020		2019
		Weighted		Weighted
		Average		Average
(in thousands)	Amount	Rate	Amounts	Rate
Maturity year:
2020 (1)	$—	—%	$230,000	1.70%
2024 (2)(4)	—	—	5,000	1.62
2029 (3)(5)	15,000	0.74	50,000	0.64
2030 (3)	185,000	0.87	—	—
Total FHLB borrowings	$200,000	0.87%	$285,000	1.51%

(1)	Fixed rate credit
(2)	Fixed rate hybrid advance
(3)	Convertible rate advances
(4)	Borrowing was prepaid in June 2020 resulting in a prepayment penalty of $224 thousand
(5)	$35.0 million of the outstanding balance at December 31, 2019 was called in January 2020

Additional information regarding FHLB borrowings with final maturities of less than one year are presented in the following table:

	2020			2019			2018
			Maximum			Maximum			Maximum
			Month-End			Month-End			Month-End
(dollars in thousands)	Amount	Rate	Balance	Amount	Rate	Balance	Amount	Rate	Balance
Balance at December 31,	$—	—%	$287,000	$230,000	1.70%	$273,000	$118,000	2.34%	$310,023
Averages for the year	68,696	1.47		148,460	2.30		125,108	1.80

At December 31, 2020, the Company had an available line of credit for $639.7 million with the FHLB under which its borrowings are limited to $475.0 million based on pledged collateral with $200.0 million borrowed against the line. At December 31, 2019, the Company had an available line of credit for $573.3 million with the FHLB under which its borrowings are limited to $435.4 million based on pledged collateral with $285.0 million borrowed against the line. Under a blanket lien, the Company has pledged qualifying residential mortgage loans, home equity lines of credit, and commercial real estate loans as collateral for this borrowing arrangement in the aggregate amount of $702.0 million and $615.6 million at December 31, 2020 and 2019, respectively.

Customer Repurchase Agreements and Other Borrowings

Customer Repurchase Agreements and Other Borrowings (“Other Borrowings”) consist of overnight securities sold under agreement to repurchase, overnight unsecured master notes, federal funds purchased, overnight borrowings from the FRB Discount Window, and borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that provides a source of liquidity for PPP loans. At December 31, 2020 there were no outstanding PPPLF advances. Additional information relating to Other Borrowings is presented below:

	December 31,
	2020			2019
(dollars in thousands)			Maximum			Maximum
			Month-End			Month-End
	Amount	Rate	Balance	Amount	Rate	Balance
Repurchase agreements [1]	$13,634	0.12%	$15,540	$6,127	0.19%	$15,293
PPP lending facility	—	—	31,073	—	—	—
Total other borrowings	$13,634	0.12%		$6,127	0.19%

Averages for the year:
Repurchase agreements [1]	$8,939	0.17%		$7,122	0.19%
Federal funds purchased	185	0.75		625	2.30
PPP lending facility	11,578	0.35		—	—
Total other borrowings	$20,702	0.28%		$7,747	0.36%

1     includes overnight unsecured master notes

The Company pledges mortgage-backed securities, based upon their fair value, as collateral for 100% of the principal and accrued interest of its repurchase agreements. At December 31, 2020 and 2019 there were $13.6 million and $6.6 million, respectively, in investment securities pledged under these agreements.

In addition, the Company has unsecured lines of credit with correspondent banks of $65.0 million at both December 31, 2020 and 2019. There were no outstanding borrowings against these lines of credit at either December 31, 2020 or 2019.

Subordinated Debentures

Information relating to subordinated debt is presented below:

	December 31,
(in thousands)	2020	2019
Subordinated debentures
2.48% Due 2035 [1]	$5,000	$5,000
6.00% Due 2028 [2]	25,000	25,000
Total principal of subordinated debentures	30,000	30,000

Purchase accounting adjustment on acquired debt [1]	(1,220)	(1,302)
Unamortized cost of subordinated debt [2]	(343)	(457)
Total subordinated debt	$28,437	$28,241
[1]	Subordinated debt acquired in 2015. Carrying value after purchase accounting adjustments of $3.8 million at December 31, 2020. Interest adjusts quarterly at the rate of three month LIBOR plus 1.48%
[2]

Subordinated debt issued in 2018. Carrying value net of issuance costs of $24.6 million at December 31, 2020. Initial rate of 6.00% per annum for five years. Subsequently, the rate adjusts quarterly at the rate of three month LIBOR plus 3.02%

On December 6, 2018, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company sold and issued $25,000,000 in aggregate principal amount of 6.00% Fixed-to-Floating Rate Subordinated Notes due December 6, 2028. The Notes were issued by the Company to the Purchasers at a price equal to 100% of their face amount in reliance on the exemptions from registration available under Section 4(a)(2) of the Securities Act and the provisions of Regulation D thereunder. The Company used the net proceeds of this offering for general corporate purposes, to provide for continued growth and to supplement its regulatory capital ratios.

The Notes have been structured to qualify initially as Tier 2 capital for regulatory capital purposes.  The Note will initially bear interest at a rate of 6.00% per annum from December 6, 2018 to December 5, 2023, with interest during this period payable semi-annually in arrears. From December 6, 2023 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month LIBOR plus 302 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after December 6, 2023.

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

Note 14: Income Taxes

Federal and state income tax expense (benefit) consists of the following for the years ended:

	December 31,
(in thousands)	2020	2019	2018

Current federal income tax	$3,942	$—	$—
Current state income tax	1,596	—	—
Deferred federal income tax	(1,449)	3,986	(627)
Deferred state income tax	(444)	1,206	(270)
Total income tax expense (benefit)	$3,645	$5,192	$(897)

A reconciliation of the statutory federal income tax expense (benefit) to the Company’s effective tax (benefit) rate for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020		2019		2018
		Percentage of		Percentage of		Percentage of
(in thousands)	Amount	Pretax Income	Amount	Pretax Income	Amount	Pretax Income
Statutory federal income tax expense (benefit)	$(2,803)	21.0	$4,635	21.0%	$(992)	21.0%
State income taxes, net of federal income tax benefit	910	(6.8)	953	4.3	(213)	4.5
Non-deductible goodwill impairment charge	7,245	(54.3)	—	—	—	—
Bank owned life insurance	(370)	2.8	(568)	(2.6)	(162)	3.4
Acquisition related costs	—	—	—	—	316	(6.7)
Tax benefit of loss carryback under CARES Act	(1,272)	9.5	—	—	—	—
Other, net	(65)	0.5	172	0.8	154	(3.2)
Total income tax expense (benefit)	$3,645	(27.3)%	$5,192	23.5%	$(897)	19.0%

For the year 2020, the Company recorded income tax expense of $3.6 million. The goodwill impairment charge of $34.5 million recorded during the second quarter of 2020 was not tax deductible. The results for the year 2020 were favorably impacted by certain provisions of the CARES Act. The CARES Act permits corporate taxpayers to recover federal income taxes paid in prior years by carrying back net operating losses incurred in tax years ending after December 31, 2017 to tax years ending up to five years earlier. As a result, the Company was able to carry back the 2018 tax net operating loss of $9.8 million to tax years 2013 to 2017. The $1.3 million tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years. Our effective tax rate for the year 2020 was -27.3%.

Income tax expense for 2019 was favorably impacted by a 2019 U.S. Treasury Department change in tax regulations that provided for retroactive application to the taxability of income from Bank Owned Life Insurance (“BOLI”) contracts that were acquired in certain tax-free merger transactions. At the time of the First Mariner merger, the Company recorded a deferred tax liability of $4.6 million that represented the combined federal and state income tax payable on the acquired balance of BOLI contracts. Based on the increase in the cash surrender value of the BOLI contracts for the remainder of 2018, the balance of the deferred tax liability increased to $4.8 million as of December 31, 2018. As a result of the change in tax regulations during the first quarter of 2019, the Company recognized a $232 thousand reduction of tax expense in

2019 that pertained to BOLI income that was earned, and initially treated as subject to income tax, in 2018. In addition, the associated $4.8 million deferred tax liability was eliminated with a corresponding $4.6 million decrease in goodwill. The effective tax rate for the year 2019 was 23.5%.

The Company’s income tax benefit for 2018 was the result of the loss incurred for the year. The benefit for 2018 was reduced by the impact of various merger related non-deductible costs.

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets and liabilities:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating losses	$25,409	$30,010
Allowance for credit losses	5,191	2,862
Lease liability	3,865	3,916
Valuation on foreclosed real estate	198	406
Supplemental executive benefit plans	562	559
Stock-based compensation	114	8
Deferred loan fees and costs, net	944	185
Fair value adjustments for acquired assets and liabilities	2,407	3,003
Tax credits	—	1,933
Other assets	1,541	1,568
Total deferred tax assets	40,231	44,450
Deferred tax liabilities:
Right of use asset	3,584	3,804
Core deposit intangible	1,402	2,130
Fair value adjustments for acquired assets and liabilities	1,225	1,468
Unrealized gain on securities	2,114	1,004
Tax credits	83	—
Depreciation and amortization	569	34
Total deferred tax liabilities	8,977	8,440
Net deferred tax assets	$31,254	$36,010

Based on management’s assessment that it is more likely than not that all net deferred tax assets will be realized, there was no valuation allowance at either December 31, 2020 or 2019.

As part of the Company’s acquisitions, the Company assumed federal tax net operating loss carryforwards. The remaining balance of acquired net operating loss carryforwards totaled approximately $91.7 million and $103.5 million at December 31, 2020 and 2019, respectively. The acquired loss carryforwards can be deducted annually from future taxable income through 2039, subject to various annual limitations.

Currently, tax years ending after December 31, 2016 are considered as open for examination by federal and state taxing authorities.

Note 15: Related Party Loans and Deposits

In the normal course of business, loans are made to executive officers and directors of the Company, as well as to their related interests. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations and do not involve more than the normal risk of collectability.

Total outstanding balances to the Company’s executive officers, directors and their related interests are presented below.

(in thousands)	2020	2019
Balance January 1	$3,580	$7,218
Additions	2,817	6,519
Change in status	(2,577)	(941)
Repayments	(624)	(9,216)
Balance December 31	$3,196	$3,580

In addition to the outstanding balances above, total unfunded commitments to these parties at December 31, 2020 and December 31, 2019 were $12.0 million and $14.0 million, respectively. The Bank also routinely enters into deposit relationships with its officers and directors in the normal course of business. These deposit accounts bear the same terms and conditions for comparable deposit accounts of unrelated parties and totaled $18.0 million at December 31, 2020 and $21.6 million at December 31, 2019.

Note 16: Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks, and management does not anticipate any losses which would have a material effect on the accompanying Consolidated Financial Statements.

Outstanding loan commitments and lines and letters of credit are as follows:

	December 31,
(in thousands)	2020	2019
Unfunded loan commitments	$147,603	$77,314
Unused lines of credit	407,722	309,519
Letters of credit	14,707	13,853
Total commitments to extend credit and available credit lines	$570,032	$400,686

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments.  Management generally bases the collateral required on the credit evaluation of the counterparty.  Commitments generally have interest rates at current market rates, expiration dates or other termination clauses and may require payment of a fee.  Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition.  These lines generally have variable interest rates.  Since the Company expects many of the commitments to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any one time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  Each customer’s credit-worthiness is evaluated on a case-by-case basis.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.   The reserve for potential credit losses related to these commitments, recorded in other liabilities on the consolidated balance sheet, was $320 thousand at December 31, 2020. The Company did not have a reserve for potential credit losses related to these commitments at December 31, 2019.

Note 17: Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of December 31, 2020, 359,544 shares are available for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. In 2020, 2019 and 2018, Bancorp issued 22,895, 9,202 and 11,868 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of Bancorp’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant.  The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted in either 2020 or 2018, while 25,000 stock options were granted in 2019. The valuation of Bancorp’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes Bancorp’s stock option activity and related information for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	15,268	$8.76	30,991	$9.69
Granted	—	—	25,000	14.54	—	—
Exercised	—	—	(13,418)	8.58	(9,123)	10.63
Forfeited	—	—	(1,850)	10.10	(6,600)	10.52
Balance at December 31	25,000	$14.54	25,000	$14.54	15,268	$8.76
Exercisable at December 31	8,337	$14.54	—	$—	15,268	$8.76
Weighted average fair value of options granted during the year		$—		$5.83		$—

No cash was received from exercise of options in 2020. The cash received from the exercise of stock options during 2019 and 2018 was $116 thousand and $97 thousand, respectively. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $11.81 on December 31, 2020 the options outstanding had no aggregate intrinsic value. At December 31, 2019, based upon a fair market value of $16.88, the options outstanding had an aggregate intrinsic value of $59 thousand. At December 31, 2018, based upon a fair market value of $14.30, the options outstanding had an aggregate intrinsic value of $85 thousand. The stock options outstanding as of December 31, 2020 have contractual terms that permit exercise of the options through 2029.

At December 31, 2020, based on stock option awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock option awards was $53 thousand.  Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2021	$49
2022	4
$53

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

During 2020, the Company granted a total of 167,716 RSUs, consisting of 140,452 RSUs which are subject to a one, three or five year vesting schedule, and 27,264 RSUs which cliff vest and are subject to a three year performance vesting schedule. The Company granted 26,500 RSUs during 2019 which are subject to a three year vesting schedule. During 2018, 20,732 RSUs were granted, all of which vested immediately.

A summary of the activity for Bancorp’s RSUs for the years ended December 31, 2020, 2019, and 2018 is presented in the following table:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	11,032	$17.48	9,731	$17.29	52,155	$15.09
Granted	167,716	14.60	26,500	15.16	20,732	19.90
Vested	(4,954)	18.44	(6,699)	16.13	(54,542)	16.63
Forfeited	(3,245)	17.88	(18,500)	14.54	(8,614)	14.41
Balance at December 31	170,549	$14.61	11,032	$17.48	9,731	$17.29

At December 31, 2020, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $1.8 million Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
2021	$520
2022	492
2023	398
2024	365
2025	39
$1,814

Stock-Based Compensation Expense

Stock-based compensation expense attributable to stock options and RSUs is based on their fair values on the measurement date, which, for the Company, is the date of the grant. This cost is then recognized in noninterest expense on a straight-line basis over the vesting period of the respective stock options and RSUs. No compensation expense was recognized in 2020 for performance-based awards, as the probability of achievement of the performance metrics was considered unlikely. Compensation expense for performance-based awards could be recognized in future years if the probability of achieving the performance metrics becomes likely before the end of the three year measurement period. The amount that the

Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs as well as director compensation paid in stock is presented in the following table:

	For the year ended December 31,
(in thousands)	2020	2019	2018
Stock-based compensation expense
Related to the issuance of restricted stock and RSUs	$478	$69	$656
Related to the issuance of stock options	49	44	—
Director compensation paid in stock	278	127	217
Total stock-based compensation expense	$805	$240	$873

Note 18: Benefit Plans

Profit Sharing Plan

The Company sponsors a defined contribution retirement plan through a Section 401(k) profit sharing plan. Employees may contribute up to 15% of their pretax compensation. Participants are eligible for matching Company contributions up to 4% of eligible compensation dependent on the level of voluntary contributions. Company matching contributions totaled $826 thousand, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2020, 2019 and 2018. The Company’s matching contributions vest immediately.

Supplemental Executive Retirement Plan (“SERP”)

In 2014, the Bank created a SERP for the Chief Executive Officer (“CEO”). This plan was amended in 2016. Under the defined benefit SERP, the CEO will receive $150,000 each year for 15 years after attainment of the Normal Retirement Age (as defined in the SERP). The CEO earned vesting on a graduated schedule and she became fully vested on August 25, 2019, which had been established for purposes of the SERP as the commencement date for SERP distributions. Expense related to this SERP totaled $75 thousand, $216 thousand and $279 thousand for 2020, 2019 and 2018, respectively. The accrued liability recorded for this SERP was $1.6 million both at December 31, 2020 and December 31, 2019.

Employee Stock Purchase Plan

The 2017 Employee Stock Purchase Plan (the “Plan”) provides eligible employees of the Company and certain of its subsidiaries with opportunities to purchase shares of the Company’s common stock. An aggregate of 250,000 shares of the Company’s common stock was approved for issuance under the Plan. The Plan is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder, and shall be interpreted consistent therewith. Expense related to the Plan totaled $21 thousand, $39 thousand , and $11 thousand in 2020, 2019 and 2018, respectively.

Note 19: Net (Loss) Income per Common Share

The calculation of basic and diluted net (loss) income per common share for the years ended December 31, 2020, 2019, and 2018 are presented in the following table:

(dollars in thousands, except per share data)	2020	2019	2018
Net (loss) income available to common stockholders (numerator)	$(16,991)	$16,881	$(3,828)
BASIC
Basic average common shares outstanding (denominator)	18,765,607	19,068,246	17,556,554
Basic (loss) income per common share	$(0.91)	$0.89	$(0.22)
DILUTED
Average common shares outstanding	18,765,607	19,068,246	17,556,554
Dilutive effect of common stock equivalents	—	2,831	—
Diluted average common shares outstanding (denominator)	18,765,607	19,071,077	17,556,554
Diluted (loss) income per common share	$(0.91)	$0.89	$(0.22)

Because the Company reported a loss for the year ended December 31, 2020, common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share.	86,080	—	—
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	774	14,740

Note 20: Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal bank regulatory agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company and The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2020 and December 31, 2019.

Actual regulatory capital amounts and ratios for Bancorp and the Bank at December 31, 2020 and 2019 are presented in the following table:

					To be well
					capitalized under
					FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$273,974	14.26%	$153,721	8.00%	$192,151	10.00%
Howard Bancorp	$275,668	14.32%	$154,015	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$254,492	13.24%	$86,468	4.50%	$124,898	6.50%
Howard Bancorp	$227,749	11.83%	$86,634	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$254,492	13.24%	$115,291	6.00%	$153,721	8.00%
Howard Bancorp	$227,749	11.83%	$115,512	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$254,492	10.36%	$98,221	4.00%	$122,776	5.00%
Howard Bancorp	$227,749	9.26%	$98,360	4.00%	N/A
As of December 31, 2019:
Total capital (to risk-weighted assets)
Howard Bank	$238,384	12.86%	$148,314	8.00%	$185,392	10.00%
Howard Bancorp	$247,761	13.14%	$150,872	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$227,983	12.30%	$83,427	4.50%	$120,505	6.50%
Howard Bancorp	$209,119	11.09%	$84,866	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$227,983	12.30%	$111,235	6.00%	$148,314	8.00%
Howard Bancorp	$209,119	11.09%	$113,154	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$227,983	10.43%	$87,434	4.00%	$109,293	5.00%
Howard Bancorp	$209,119	9.55%	$87,599	4.00%	N/A
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

Note 21: Litigation

In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal and regulatory actions and proceedings. The most significant of these is described below. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each matter may be. The Company establishes an accrued liability when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. The Company thereafter continues to monitor such matters for further developments that could affect the amount of the accrued liability that has been previously established.

Potential mortgage origination claims

The Bank has been notified of potential claims stemming from certain mortgages originated at First Mariner Bank prior to its merger into the Bank.  While no lawsuit has been filed with respect to such potential claims, the Bank has engaged in confidential discussions related to the potential claims. Significant management judgment, which involves a variety of assumptions, estimates and known and unknown uncertainties, is required to assess whether a related loss resulting from such potential claims is probable and estimable, such that an accrued liability should be established. The Company accrued a liability of $1.0 million with respect to these potential claims during the second quarter of 2020.  Based on continuing settlement negotiations, the accrued liability was increased to $2.0 million at December 31, 2020. This potential litigation was formally settled for $2.0 million in January 2021.

Note 22: Fair Value

FASB ASC Topic 820 Fair Value Measurements (“Topic 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Under Topic 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These hierarchy levels are:

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities which use observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Recurring Fair Value Measurements

All classes of investment securities available for sale are recorded at fair value using an industry-wide valuation service. The service uses evaluated pricing models that vary based on asset class and include available trade, bid and other market information. Various methodologies include broker quotes, proprietary models, descriptive terms and conditions databases, and quality control programs. Therefore, these securities fall into Level 2 of the fair value hierarchy.

Due to the exit of mortgage banking activities, there were no loans held for sale at December 31, 2020. The loans held for sale at December 31, 2019 were recorded at fair value based upon outstanding investor commitments or, in the absence of such commitments, based on current investor yield requirements or third party pricing models and were considered Level 2. Gains and losses on loan sales were determined using the specific identification method. Changes in fair value were recognized in the Consolidated Statements of Operations as part of realized and unrealized gains on mortgage banking activities.

Due to the exit of mortgage banking activities, there were no interest rate lock commitments at December 31, 2020. The interest rate lock commitments at December 31, 2019 were recorded at fair value determined as the amount that would be required to settle each of these derivatives at the balance sheet date. In the normal course of business, the Company entered into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitment became effective when the borrowers locked in a specified interest rate within the time frames established by the Company. All borrowers were evaluated for creditworthiness prior to the extension of the commitment. Market risk arose if interest rates moved adversely between the time the interest rate was locked by the borrower and the sale date of the loan to an investor. To mitigate the interest rate risk inherent in providing rate lock commitments to borrowers, the Company entered into best effort forward sales contracts to sell loans to investors. The forward sales contracts locked in an interest rate price for the sale of loans similar to the specific rate lock commitment. Rate lock commitments to the borrowers through the date the loan closed were undesignated derivatives and accordingly, were marked to fair value in earnings. These valuations fell into a Level 3 of the fair value hierarchy. The rate lock commitments were deemed as Level 3 inputs because the Company applied an estimated pull-through rate, which was deemed an unobservable measure.

For loans held for investment that were originally intended to be sold and previously included as loans held for sale, fair value is determined by discounting estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

The following table sets forth the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis at December 31, 2020 and December 31, 2019.

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$49,605	$—	$49,605	$—
Mortgage-backed securities	316,672	—	316,672	—
Other investments	9,120	—	9,120	—
Loans held for investment	2,989	—	2,989	—
Interest rate swap assets	450	—	450	—
Liabilities
Interest rate swap liabilities	466	—	466	—

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$67,312	$—	$67,312	$—
Mortgage-backed securities	142,699	—	142,699	—
Other investments	5,494	—	5,494	—
Loans held for sale	30,710	—	30,710	—
Loans held for investment	997	—	997	—
Rate lock commitments	60	—	—	60
Interest rate swap assets	217	—	217	—
Liabilities
Interest rate swap liabilities	228	—	228	—

The following table presents a reconciliation of the assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years presented:

(in thousands)	2020	2019
Balances at January 1,	$60	$126
Net losses included in realized and unrealized gains on mortgage banking activity in noninterest income	(60)	(66)
Balance at December 31,	$—	$60

Assets under fair value option are as follows:

December 31, 2020	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for investment	$2,949	$2,900	$49

December 31, 2019	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
Loans held for sale	$30,710	$29,969	$741
Loans held for investment	997	966	31

The Company elected to measure the loans held for sale and the loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio at fair value to better align reported results with the underlying economic changes in value of the loans on the Company’s balance sheet.

Net (loss)/gain from changes in the fair value of loans held for sale was $(741) thousand, $265 thousand, and $(181) thousand in 2020, 2019 and 2018, respectively. Net gain/(loss) from the changes the in fair value of loans held for investment was $13 thousand, $69 thousand and $(71) thousand in 2020, 2019 and 2018, respectively.

Non-recurring Fair Value Measurements

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions. Valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

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

Other real estate owned acquired through, or in lieu of, foreclosure ("OREO") are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan and lease losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. A valuation loss of $257 thousand and $437 thousand was recognized for the years ended December 31, 2020 and 2019, respectively. Charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis as of December 31, 2020 and December 31, 2019.

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$743	$—	$—	$743
Impaired loans:
Construction and land	581	—	—	581
Residential - first lien	13,789	—	—	13,789
Residential - junior lien	1,250	—	—	1,250
Commercial - owner occupied	416	—	—	416
Commercial - non-owner occupied	527	—	—	527
Commercial loans and leases	1,988	—	—	1,988
Consumer	—	—	—	—
Total impaired loans	18,551			18,551

December 31, 2019		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$3,098	$—	$—	$3,098
Impaired loans:
Construction and land	481	—	—	481
Residential - first lien	13,131	—	—	13,131
Residential - junior lien	786	—	—	786
Commercial - owner occupied	566	—	—	566
Commercial - non-owner occupied	1,725	—	—	1,725
Commercial loans and leases	1,860	—	—	1,860
Consumer	127	—	—	127
Total impaired loans	18,676			18,676

At December 31, 2020, OREO consisted of an outstanding balance of $1.5 million, less a valuation allowance of $731 thousand. At December 31, 2019, OREO consisted of an outstanding balance of $4.6 million, less a valuation allowance of $1.5 million. A specific allocation of the allowance for loan and lease losses attributable to impaired loans at December 31, 2020 was $894 thousand and at December 31, 2019 was $500 thousand.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	December 31, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$375,397	$375,397	$—	$375,397	$—
Held to maturity securities	7,250	7,235	—	—	7,235
Nonmarketable equity securities	10,637	10,637	—	10,637	—
Loans held for investment	2,949	2,949	—	2,949	—
Loans and leases [1]	1,843,850	1,854,049	—	—	1,854,049
Marketable equity securities	4,006	4,006	—	4,006	—
Interest rate swap	450	450	—	450	—
Financial Liabilities
Deposits	1,975,414	1,974,339	—	1,974,339	—
Customer repurchase agreements and other borrowings	13,634	13,634	—	13,634	—
FHLB advances	200,000	202,768	—	202,768	—
Subordinated debt	28,437	30,692	—	30,692	—
Interest rate swap	466	466	—	466	—

	December 31, 2019
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$215,505	$215,505	$—	$215,505	$—
Held to maturity securities	7,750	7,897	—	—	7,897
Nonmarketable equity securities	14,152	14,152	—	14,152	—
Loans held for sale	30,710	30,710	—	30,710	—
Loans held for investment	997	997	—	997	—
Rate lock commitments	60	60	—	—	60
Loans and leases [1]	1,734,115	1,735,013	—	—	1,735,013
Marketable equity securities	3,968	3,968	—	3,968	—
Interest rate swap	217	217	—	217	—
Financial Liabilities
Deposits	1,714,365	1,713,081	—	1,713,081	—
Customer repurchase agreements and other borrowings	6,127	6,127	—	6,127	—
FHLB advances	285,000	288,731	—	288,731	—
Subordinated debt	28,241	28,241	—	28,241	—
Interest rate swap	228	228	—	228	—
(1)	Carrying amount is net of unearned income and allowance for loan and lease losses. In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans were measured using an exit price notion.

Note 23: Revenue Recognition

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees, monthly service fees, check orders, and other deposit account related fees. The Banks’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction-based, and therefore, the Banks’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Other Operating Income

Other operating income is primarily comprised of debit and credit card income, ATM fees, merchant services income, revenue streams such as safety deposit box rental fees, and other miscellaneous service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever Bank debit and credit cards are processed through card payment networks such as VISA. ATM fees are primarily generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Bank’s performance obligation for fees, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion under FASB ASC Topic 606 Revenue from Contracts with Customers (“Topic 606”). Payment is typically received immediately or in the following month.

The following table presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the years ended December 31, 2020, 2019, and 2018:

(in thousands)	2020	2019	2018
NONINTEREST INCOME
Service charges on deposit accounts	$1,101	$951	$595
Fees and other service charges	2,402	2,556	2,404
Other	41	58	70
Noninterest income in scope of Topic 606	3,544	3,565	3,069
Noninterest income out of scope of Topic 606	8,815	17,469	14,791
Total noninterest income	$12,359	$21,034	$17,860

Note 24: Parent Company Financial Information

The condensed financial statements for Bancorp (Parent Only) are presented below:

Howard Bancorp, Inc.

Balance Sheets

	December 31,
(in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$1,581	$9,620
Investment in subsidiaries	321,376	332,794
Other assets	256	192
Total assets	$323,213	$342,606
LIABILITIES
Master note agreements	$35	$101
Subordinated debt	28,437	28,241
Other liabilities	109	116
Total liabilities	28,581	28,458
STOCKHOLDERS’ EQUITY
Common stock-par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,744,710 shares at December 31, 2020 and 19,066,913 at December 31, 2019	187	191
Capital surplus	270,591	276,156
Retained earnings	18,167	35,158
Accumulated other comprehensive income	5,687	2,643
Total stockholders’ equity	294,632	314,148
Total liabilities and stockholders’equity	$323,213	$342,606

Statements of Operations

	Year Ended December 31,
(in thousands)	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Cash dividends from subsidiary	$—	$5,000	$—
Other interest income	—	4	1
Total interest and dividend income	—	5,004	1
INTEREST EXPENSE
Master note agreements	—	1	6
Subordinated debt	1,807	1,903	376
Total interest expense	1,807	1,904	382
NET INTEREST INCOME (EXPENSE)	(1,807)	3,100	(381)
NONINTEREST INCOME
Other income	5	—	—
NONINTEREST EXPENSE
Compensation and benefits	186	191	268
Other operating expense	354	287	42
Total noninterest expense	540	478	310
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY	(2,342)	2,622	(691)
Income tax benefit	(627)	(506)	(176)
Income (loss) before equity in undistributed income of subsidiary	(1,715)	3,128	(515)
Equity in undistributed (loss) income of subsidiary	(15,276)	13,753	(3,313)
Net (loss) income	$(16,991)	$16,881	$(3,828)

Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,991)	$16,881	$(3,828)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Deferred income taxes (benefits)	(208)	(213)	(117)
Share-based compensation	805	240	873
Amortization of debt issuance costs	196	164	—
Equity in undistributed (income) loss of subsidiary	15,276	(13,753)	3,313
(Increase) decrease in other assets	(670)	101	(293)
(Decrease) increase in other liabilities	(7)	154	(176)
Net cash (used in) provided by operating activities	(1,599)	3,574	(228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	—	—	(9,245)
Investment in subsidiary	—	—	(24,177)
Net cash used in investing activities	—	—	(33,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase increase in master note agreement	(66)	(871)	155
Net increase in subordinated debt	—	—	24,542
Net proceeds from issuance of common stock, net of cost	303	396	97
Repurchase of common stock	(6,677)	(322)	—
Net cash (used in) provided by financing activities	(6,440)	(797)	24,794
Net (decrease) increase in cash and cash equivalents	(8,039)	2,777	(8,856)
Cash and cash equivalents at beginning of period	9,620	6,843	15,699
Cash and cash equivalents at end of period	$1,581	$9,620	$6,843

Note 25: Quarterly Financial Results (unaudited)

The following table provides a summary of selected consolidated quarterly financial data for the years ended December 31, 2020 and December 31, 2019:

	2020
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$21,713	$20,951	$21,473	$22,226
Interest expense	2,027	2,679	3,354	4,701
Net interest income	19,686	18,272	18,119	17,525
Provision for credit losses	1,700	1,700	3,000	3,445
Noninterest income	2,145	2,089	4,759	3,366
Noninterest expense	14,567	12,709	47,627	14,559
Net income (loss) before income taxes	5,564	5,952	(27,749)	2,887
Income tax expense (benefit)	1,093	1,348	1,660	(456)
Net income (benefit) available to common shareholders	$4,471	$4,604	$(29,409)	$3,343

Net income (loss) per common share, basic	$0.24	$0.25	$(1.57)	$0.18
Net income (loss) per common share, diluted	$0.24	$0.25	$(1.57)	$0.18

Average common shares outstanding	18,743,481	18,736,749	18,715,669	18,867,087
Diluted average common shares outstanding	18,748,010	18,736,749	18,715,669	18,914,951

	2019
	Fourth	Third	Second	First
(in thousands, except share data.)	Quarter	Quarter	Quarter	Quarter
Interest income	$22,550	$22,955	$23,145	$22,784
Interest expense	5,283	5,740	5,791	5,310
Net interest income	17,267	17,215	17,354	17,474
Provision for credit losses	750	608	1,110	1,725
Noninterest income	5,625	5,033	5,841	4,535
Noninterest expense	14,362	15,405	19,454	14,857
Net income before income taxes	7,780	6,235	2,631	5,427
Income tax expense	1,880	1,598	543	1,171
Net income available to common shareholders	$5,900	$4,637	$2,088	$4,256

Net income per common share, basic	$0.31	$0.24	$0.11	$0.22
Net income per common share, diluted	$0.31	$0.24	$0.11	$0.22

Average common shares outstanding	19,080,151	19,078,561	19,061,164	19,052,694
Diluted average common shares outstanding	19,083,297	19,081,963	19,067,624	19,066,791

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that evaluation, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020 that is included elsewhere in this report.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has adopted a code of ethics (conduct) that applies to all of its employees and a separate code of ethics (conduct) that applies to its non-employee directors. These codes of conduct are available on the Company’s website at www.howardbank.com.

The remainder of the information required by this Item is incorporated by reference to the information included under the captions “Item 1. Election of Directors,” “Corporate Governance—Committees of the Board of Directors” “Executive Officers” in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 26, 2021 (the “Proxy Statement”).

There have been no material changes in the procedures previously disclosed by which stockholders may recommend nominees to the Company’s Board of Directors.

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

Exhibit No.	Description	Incorporated by Reference to, or Filed Herewith, as Noted:

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

Exhibit 2.1 of the Company's Form 8-K filed on August 18, 2017
3.1	Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form S-1 filed November 28, 2011
3.2	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.2 of the Company's Form S-1 filed November 28, 2011
3.3	Amended and Restated Articles Supplementary of Senior Non-Cumulative Perpetual Preferred Stock, Series AA	Exhibit 3.3 of the Company's Form S-1 filed November 28, 2011
3.4	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.3 of the Company's Form 8-K filed January 24, 2017
3.5	Articles of Amendment to Articles of Incorporation of Howard Bancorp, Inc.	Exhibit 3.5 of the Company's Form 10-K filed March 16, 2020
3.6	Amended and Restated Bylaws of Howard Bancorp, Inc.	Exhibit 3.1 of the Company's Form 8-K filed May 23, 2019
4.1	Form of Common Stock Certificate of Howard Bancorp, Inc.	Exhibit 4.1 of the Company's Form S-1 filed November 28, 2011
4.2	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1*	Howard Bancorp 2004 Stock Incentive Plan	Exhibit 4.2 of the Company’s Form S-8 filed April 4, 2013
10.2*	Form of Nonstatutory Stock Option Certificate and Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 10.6 of the Company's Form S-1 filed November 28, 2011
10.3*	Howard Bancorp 2004 Incentive Stock Option Plan	Exhibit 4.5 of the Company’s Form S-8 filed April 4, 2013
10.4*	Form of Incentive Stock Option Certificate and Grant Agreement under the 2004 Incentive Stock Option Plan	Exhibit 10.8 of the Company's Form S-1 filed November 28, 2011
10.5*	Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 10.20 to the Company’s Form 10-K filed March 27, 2014
10.6*	Form of Restricted Stock Unit Award Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.6 to the Company’s Form S-8 filed October 28, 2013
10.7*	Form of Restricted Stock Grant Agreement under Howard Bancorp, Inc. 2013 Equity Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed October 28, 2013
10.8*	Form of Nonstatutory Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.4 of the Company’s Form S-8 filed October 28, 2013

Exhibit No.	Description	Incorporated by Reference to, or Filed Herewith, as Noted:

10.9*	Form of Incentive Stock Option Grant Agreement under the 2013 Equity Incentive Plan	Exhibit 4.5 of the Company’s Form S-8 filed October 28, 2013
10.10*	Form of Restricted Stock Grant Agreement under the 2004 Stock Incentive Plan	Exhibit 4.3 of the Company’s Form S-8 filed April 4, 2013
10.11*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014	Exhibit 10.27 of the Company’s Form 8-K filed January 6, 2015
10.12*	Supplemental Executive Retirement Plan of Howard Bank, effective December 1, 2014 amended January 19, 2016	Exhibit 10.28 of the Company’s Form 10-K filed March 30, 2016
10.13*	Letter Agreement, dated August 14, 2017, by and between Jack E. Steil and Howard Bank	Exhibit 10.1 of the Company’s Form 8-K filed March 1, 2018
10.14*	Employment Agreement, dated August 14, 2017, by and between Robert Kunisch, Jr. and Howard Bank	Exhibit 10.2 of the Company’s Form 8-K filed March 1, 2018
10.15*	Howard Bank Executive Incentive Plan	Exhibit 10.3 of the Company’s Form 8-K filed March 1, 2018
10.16	Form of Subordinated Note Purchase Agreement, dated December 6, 2018, by and between Howard Bancorp, Inc. and certain institutional accredited investors	Exhibit 10.1 of the Company’s Form 8-K filed December 12, 2018
10.17*	Executive Employment Agreement between Howard Bank and Thomas R. Jones dated as of August 14, 2017	Exhibit 10.1 of the Company's Form 10-Q filed May 10, 2019
10.18*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and Mary Ann Scully dated as of March 20, 2019	Exhibit 10.2 of the Company's Form 10-Q filed May 10, 2019
10.19*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and George C. Coffman dated as of March 20, 2019	Exhibit 10.3 of the Company's Form 10-Q filed May 10, 2019
10.20*	Second Amended and Restated Executive Employment Agreement between Howard Bank and Howard Bancorp, Inc. and Charles E. Schwabe dated as of March 20, 2019	Exhibit 10.4 of the Company's Form 10-Q filed May 10, 2019
10.21*	Amended and Restated Executive Employment Agreement between Howard Bank and Steven M. Poynot dated as of March 20, 2019	Exhibit 10.5 of the Company's Form 10-Q filed May 10, 2019
10.22*	Change in Control Agreement between Howard Bank and Frank K. Turner, Jr. dated as of April 18, 2013	Exhibit 10.29 of the Company's Form 10-K filed March 16, 2020

10.23*	Executive Employment Agreement between Howard Bank and Robert L. Carpenter Jr. dated as of May 29, 2020	Exhibit 10.1 of the Company’s Form 8-K filed May 27, 2020
21	Subsidiaries of the Registrant	Filed herewith
23	Consent of Dixon Hughes Goodman LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Incorporated by Reference to, or Filed Herewith, as Noted:

32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	Extensible Business Reporting Language (“XBRL”)	Filed herewith
101.INS XBRL Instance File
101.SCH XBRL Schema File
101.CAL XBRL Calculation File
101.DEF XBRL Definition File
101.LAB XBRL Label File
101.PRE XBRL Presentation File
104	The cover page from the Company’s Annual Report on Form 10-K Report for the year ended December 31, 2020, formatted in inline XBRL and contained in Exhibit 101.	Filed herewith

* Management compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Bancorp, Inc.

Date: March 16, 2021	By:	/s/ Mary Ann Scully
Mary Ann Scully
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Name	Capacities	Date

/s/ Mary Ann Scully	Chief Executive Officer,	March 16, 2021
Mary Ann Scully	Chairman
(Principal Executive Officer)

/s/ Robert L. Carpenter, Jr.	Chief Financial Officer	March 16, 2021
Robert L. Carpenter, Jr.	(Principal Accounting and
Financial Officer)

/s/ Richard G. Arnold	Director	March 16, 2021
Richard G. Arnold

/s/ W. Gary Dorsch	Director	March 16, 2021
W. Gary Dorsch

/s/ James T, Dresher, Jr.	Director	March 16, 2021
James T, Dresher, Jr.

/s/ Howard P. Feinglass	Director	March 16, 2021
Howard P. Feinglass

/s/ Michael B. High	Director	March 16, 2021
Michael B. High

/s/ John J. Keenan	Director	March 16, 2021
John J. Keenan

/s/ Robert D. Kunisch, Jr.	Director	March 16, 2021
Robert D. Kunisch, Jr.

/s/ Paul I. Latta, Jr.	Director	March 16, 2021
Paul I. Latta, Jr.

/s/ Kenneth C. Lundeen	Director	March 16, 2021
Kenneth C. Lundeen

/s/ Thomas P. O’Neill	Director	March 16, 2021
Thomas P. O’Neill

/s/ Linda L. Singh	Director	March 16, 2021
Linda L. Singh

/s/ Robert W. Smith, Jr.	Director	March 16, 2021
Robert W. Smith, Jr.

/s/ Donna Hill Staton	Director	March 16, 2021
Donna Hill Staton

/s/ Jack E. Steil	Director	March 16, 2021
Jack E. Steil