Form 10-Q
period 2021-03-31
Howard Bancorp Inc
filed 2021-05-10
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding as of May 7, 2021.

Common Stock, $0.01 par value – 18,782,399 shares

HOWARD BANCORP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	any negative perception of our reputation or financial strength;
●	competition among depository and other financial institutions;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	changes in laws or government regulations or policies affecting financial institutions, including as a result of the new presidential administration and Democratic control of Congress;
●	the composition of our management team and our ability to attract and retain key personnel;
●	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
●	material weaknesses in our internal control over financial reporting;
●	our ability to successfully integrate acquired entities, if any;
●	our inability to replace income lost from exiting our mortgage banking activities with new revenues;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	negative reactions to our branch closures by our customers, employees and other counterparties;
●	execution risk related to the opening of new branches, including increased expenses;
●	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	changes in tax laws and policies;
●	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
●	changes in our expected occupancy and equipment expenses;
●	changes to our allowance for loan and lease losses, and the adequacy thereof;
●	our ability to maintain adequate liquidity levels and future sources of liquidity;
●	our ability to retain a large portion of maturing certificates of deposit;
●	the impact on us of recent changes to accounting standards;
●	the impact of future cash requirements relating to commitments to extend credit;

●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	the risk of changes in technology and customer preferences;
●	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
●	the impact of interest rate changes on our net interest income;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customer's supply chains, disruptions in transportation, essential utility outages, or trade disputes and related tariffs;
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
●	each of the factors and risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in subsequent filings we make with the SEC.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Condensed Consolidated Balance Sheets - Unaudited

	March 31,	December 31,
(dollars in thousands, except share data)	2021	2020
ASSETS
Cash and due from banks	$10,750	$9,415
Interest-bearing deposits with banks	68,822	65,204
Total cash and cash equivalents	79,572	74,619
Securities available for sale, at fair value	377,040	375,397
Securities held to maturity, at amortized cost	6,250	7,250
Nonmarketable equity securities	9,706	10,637
Loans and leases, net of unearned income	1,947,450	1,865,961
Allowance for loan and lease losses	(18,368)	(19,162)
Net loans and leases	1,929,082	1,846,799
Bank premises and equipment, net	40,700	41,142
Goodwill	31,449	31,449
Core deposit intangible	5,180	5,795
Bank owned life insurance	78,021	77,597
Other real estate owned	629	743
Deferred tax assets, net	32,175	31,254
Interest receivable and other assets	35,746	35,309
Total assets	$2,625,550	$2,537,991
LIABILITIES
Noninterest-bearing deposits	$726,643	$676,801
Interest-bearing deposits	1,318,283	1,298,613
Total deposits	2,044,926	1,975,414
FHLB advances	225,000	200,000
Customer repurchase agreements and other borrowings	10,353	13,634
Subordinated debt	28,485	28,437
Total borrowings	263,838	242,071
Accrued expenses and other liabilities	24,111	25,874
Total liabilities	2,332,875	2,243,359
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,782,399 shares at March 31, 2021 and 18,744,710 at December 31, 2020	188	187
Capital surplus	270,934	270,591
Retained earnings	24,369	18,167
Accumulated other comprehensive (loss) income	(2,816)	5,687
Total stockholders’ equity	292,675	294,632
Total liabilities and stockholders’ equity	$2,625,550	$2,537,991

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$19,682	$19,978
Interest and dividends on securities	1,547	1,848
Other interest income	6	400
Total interest income	21,235	22,226
INTEREST EXPENSE
Deposits	660	3,210
FHLB advances	441	1,026
Customer repurchase agreements and other borrowings	1	4
Subordinated debt	445	461
Total interest expense	1,547	4,701
NET INTEREST INCOME	19,688	17,525
Provision for credit losses	1,000	3,445
Net interest income after provision for credit losses	18,688	14,080
NONINTEREST INCOME
Service charges on deposit accounts	539	642
Realized and unrealized gains on mortgage banking activity	—	1,036
Income from bank owned life insurance	424	445
Loan related fees and service charges	297	581
Other operating income	809	662
Total noninterest income	2,069	3,366
NONINTEREST EXPENSE
Compensation and benefits	6,922	8,441
Occupancy and equipment	1,325	1,033
Marketing and business development	297	450
Professional fees	734	726
Data processing fees	884	927
FDIC assessment	295	193
Other real estate owned	40	78
Loan production expense	154	468
Amortization of core deposit intangible	615	699
Other operating expense	1,076	1,544
Total noninterest expense	12,342	14,559
INCOME BEFORE INCOME TAXES	8,415	2,887
Income tax expense (benefit)	2,213	(456)
NET INCOME	$6,202	$3,343
NET INCOME PER COMMON SHARE
Basic	$0.33	$0.18
Diluted	$0.33	$0.18

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income - Unaudited

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Net income	$6,202	$3,343
Other comprehensive (loss) income:
Investments available for sale:
Unrealized holding (losses) gains	(11,662)	5,669
Related income tax benefit (expense)	3,159	(1,560)
Comprehensive (loss) income	$(2,301)	$7,452

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total

Balances at December 31, 2019	19,066,913	191	276,156	35,158	2,643	314,148
Net income	—	—	—	3,343	—	3,343
Other comprehensive income	—	—	—	—	4,109	4,109
Director stock awards	8,151	—	137	—	—	137
Employee stock purchase plan	12,581	—	195	—	—	195
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation	—	—	103	—	—	103
Balances at March 31, 2020	18,714,844	$187	$269,918	$38,501	$6,752	$315,358

Balances at December 31, 2020	18,744,710	187	270,591	18,167	5,687	294,632
Net income	—	—	—	6,202	—	6,202
Other comprehensive loss	—	—	—	—	(8,503)	(8,503)
Director stock awards	12,408	—	150	—	—	150
Employee stock purchase plan	10,587	1	108	—	—	109
Stock-based compensation	14,694	—	85	—	—	85
Balances at March 31, 2021	18,782,399	$188	$270,934	$24,369	$(2,816)	$292,675

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows - Unaudited

	Three Months Ended
	March 31
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,202	$3,343
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	1,000	3,445
Deferred income tax	2,238	921
Provision for other real estate owned	—	21
Depreciation and amortization	595	558
Stock-based compensation	235	240
Net accretion of discount on purchased loans	(411)	(204)
Net amortization of intangible asset	615	699
Loans originated for sale	—	(79,847)
Proceeds from sale of loans originated for sale	—	107,798
Realized and unrealized gains on mortgage banking activity	—	(1,036)
Loss on sale of other real estate owned, net	25	28
Cash surrender value of bank owned life insurance	(424)	(445)
Decrease (increase) in interest receivable and other assets	495	(3,179)
Decrease in accrued expenses and other liabilities	(1,763)	(2,723)
Other, net	21	13
Net cash provided by operating activities	8,828	29,632
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(43,824)	(64,441)
Proceeds from sales, maturities and calls of investment securities	31,498	10,350
Net increase in loans and leases outstanding	(82,873)	(16,164)
Proceeds from the sale of other real estate owned	89	727
Purchase of premises and equipment	(105)	(377)
Net cash used in investing activities	(95,215)	(69,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	69,512	74,534
Net decrease in customer repurchase agreements and other borrowings	(3,281)	(806)
Net increase in FHLB advances	25,000	59,000
Proceeds from issuance of common stock, net of cost	109	195
Repurchase of common stock	—	(6,677)
Net cash provided by financing activities	91,340	126,246

Net increase in cash and cash equivalents	4,953	85,973
Cash and cash equivalents at beginning of period	74,619	109,977
Cash and cash equivalents at end of period	$79,572	$195,950
SUPPLEMENTAL INFORMATION
Cash payments for interest	$1,254	$4,230
Cash payments for income taxes	—	15
Cash payments for operating leases	188	195
Lease liabilities arising from obtaining right of use assets (see Note 7)	—	2,011

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements - Unaudited

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

The Bank has nine subsidiaries; six were formed to hold foreclosed real estate (three of which are currently inactive), two own and manage real estate used for corporate purposes, and one holds historic tax credit investments.

The Company is a diversified financial services company providing commercial banking and consumer finance through banking branches, the internet and other distribution channels to businesses, business owners, professionals and other consumers located primarily in the Greater Baltimore – Washington Metropolitan Area.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021. There have been no significant changes to the Company’s accounting policies as disclosed in the 2020 Annual Report on Form 10-K.

The following is a description of the Company’s significant accounting policies.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for financial information. The Company has one reportable segment, “Community Banking.”

Principles of Consolidation

The Unaudited Condensed Consolidated Financial Statements include the accounts of Bancorp, the Bank and the Bank’s subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The allowance consists of a specific component and a nonspecific component. The components of the allowance represent an estimation performed pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance reflects estimated incurred losses resulting from analysis developed through credit allocations for individual loans and leases. The credit allocations are based on a regular analysis of all loans and leases over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.

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

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus (“COVID-19”) pandemic in the first half of 2020 included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in the Company performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the quarter ended June 30, 2020. Based on the annual impairment analysis, performed in the fourth quarter of 2020, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at March 31, 2021.

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

Reclassifications

Certain reclassifications have been made to previously reported amounts, as necessary, to conform to the current period presentation. These reclassifications did not affect previously reported net income or total stockholders’ equity.

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

In addition, the FASB has issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements. The Company has identified its products that utilize LIBOR, has begun efforts to transition to an alternative reference rate, and is continuing to evaluate systems to assist in the transition to a new rate.

The FASB has issued ASU 2016-13, Financial Instruments—Loan Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected loan losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected loan losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected loan losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, and has licensed and implemented third party software to gather historical data and review the methodologies and assumptions to be utilized.

In addition, the FASB has issued ASU 2019-10, Financial Instruments – Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU amends the effective date of the credit loss standard (ASU 2016-13) for smaller reporting companies, as defined by the SEC. The one-time determination of whether an entity is eligible to be a smaller reporting company is based on an entity’s most recent determination as of November 15, 2019, in accordance with SEC regulations. The Company met this definition of smaller reporting company based on its most recent determination as of November 15, 2019. As a result, the effective date of this ASU for the Company has been amended from fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, to fiscal years beginning after December 31, 2022, and interim periods within those fiscal years.

COVID-19 Risks and Uncertainties

The coronavirus (COVID-19) pandemic was declared a national emergency in the United States in March 2020, and its impact is fluid and continues to evolve. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the Company’s local markets. As these restrictive measures have begun to ease in the second half of 2020 and into 2021, the U.S. economy has begun to recover and, with the broad availability and distribution of COVID-19 vaccines, the Company anticipates continued improvements in commercial and consumer activity, the local economy, and the U.S. economy.

The Company recognizes that its customers are experiencing varying degrees of financial distress, which are expected to continue into the second half of 2021. Commercial activity has improved, but has not returned to the levels existing before the outbreak of the pandemic, which may result in borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the COVID-19 pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services offered by the Company. In addition, the Company’s loan portfolio includes customers in industries such as hotels, restaurants and caterers, arts / entertainment / recreation, and retail commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. These industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. The Company continues to monitor these customers closely. As of March 31, 2021, the State of Maryland, like most of the nation, is open with limited restrictions.

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in early August 2020, but increasing significantly since that time to 1.74% at March 31, 2021. Additionally, in March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent, and this low rate was still in effect as of March 31, 2021. These reductions in interest rates could have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations.

The ultimate extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

Note 2:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments at the dates indicated are presented in the following table:

(in thousands)	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$45,276	$1,060	$244	$46,092	$48,297	$1,308	$—	$49,605
Mortgage-backed	326,616	2,458	7,393	321,681	310,289	6,429	46	316,672
Other investments	9,008	267	8	9,267	9,008	124	12	9,120
	$380,900	$3,785	$7,645	$377,040	$367,594	$7,861	$58	$375,397
Held to maturity Corporate debentures	$6,250	$33	$19	$6,264	$7,250	$17	$32	$7,235

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020 are presented in the following tables:

March 31, 2021
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$10,256	$244	$—	$—	$10,256	$244
Mortgage-backed	273,188	7,393	—	—	273,188	7,393
Other investments	—	—	3,000	8	3,000	8
	$283,444	$7,637	$3,000	$8	$286,444	$7,645
Held to maturity Corporate debentures	$—	$—	$481	$19	$481	$19

December 31, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Mortgage-backed	$21,572	$46	$—	$—	$21,572	$46
Other investments	1,496	4	3,000	8	4,496	12
	$23,068	$50	$3,000	$8	$26,068	$58
Held to maturity Corporate debentures	$3,468	$32	$—	$—	$3,468	$32

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include: (1) the duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) the structure of the security. The number of securities in the portfolio with unrealized losses totaled 61 and 11 at March 31, 2021 and December 31, 2020, respectively.

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

The amortized cost and estimated fair values of investment securities, by contractual maturity, at the dates indicated were as follows:

	March 31,		December 31,
(in thousands)	2021		2020
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$9,757	$9,811	$4,017	$4,062
After one through five years	31,192	32,535	21,723	22,914
After five through ten years	18,179	18,511	37,820	38,453
After ten years	328,022	322,447	311,284	317,203
	$387,150	$383,304	$374,844	$382,632

At March 31, 2021 and December 31, 2020, securities with a fair value of $235.4 million and $226.2 million, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve Bank of Richmond (“FRB”) Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at March 31, 2021.

Note 3:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore - Washington Metropolitan Area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan and lease portfolio segment balances at the dates indicated are presented in the following table:

	March 31, 2021		December 31, 2020
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$119,644	6.1%	$116,675	6.3%
Residential - first lien	384,218	19.8	380,865	20.5
Residential - junior lien	56,891	2.9	60,002	3.2
Total residential real estate	441,109	22.7	440,867	23.6
Commercial - owner occupied	255,147	13.1	251,061	13.5
Commercial - non-owner occupied	495,839	25.5	491,630	26.4
Total commercial real estate	750,986	38.6	742,691	39.8
Total real estate loans	1,311,739	67.4	1,300,233	69.7
Commercial loans and leases [1]	359,403	18.5	334,086	17.9
Consumer	74,720	3.8	64,003	3.4
Paycheck Protection Program (PPP)	201,588	10.4	167,639	9.0
Total loans and leases	$1,947,450	100.0%	$1,865,961	100.0%

1 Includes equipment financing leases of $2,994 and $3,597 at March 31, 2021 and December 31, 2020, respectively.

The PPP program provides financial relief and funding opportunities for small businesses from approved SBA lenders. In response to the COVID-19 pandemic, as an SBA lender, the Bank continues to actively assist its qualified customers with applications and lending through this program, as amended by subsequent legislation. During 2020, the Bank funded PPP loans totaling $201.0 million of which $110.7 million in principal balances were still outstanding at March 31, 2021. With the relaunch of the program by the SBA on January 19, 2021, $95.7 million in additional PPP loans were originated during the quarter ended March 31, 2021. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Total loan and lease balances at March 31, 2021 and December 31, 2020 include net deferred loan fees or costs, including premiums on purchased loans. Net deferred loan fees, including premiums on purchased loans, were $1.6 million at March 31, 2021; this amount included $4.8 million in net deferred loan fees attributable to PPP loans. Net deferred loan fees, including premiums on purchased loans, totaled $913 thousand at December 31, 2020; this amount included $3.2 million in net deferred fees attributable to PPP loans.

Acquired Credit Impaired Loans

The following table summarizes changes in the accretable discount on acquired credit impaired loans for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Balance at January 1	$295	$689
Accretion of fair value discounts	(186)	(16)
Balance at end of period	$109	$673

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the dates indicated:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At March 31, 2021	$1,656	$872
At December 31, 2020	4,721	3,510

Note 4:  Credit Quality Assessment

Allowance for Loan and Lease Losses

Summary information on allowance for loan and lease losses activity for the periods indicated is presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Beginning balance	$19,162	$10,401
Charge-offs	(1,831)	(583)
Recoveries	37	121
Net charge-offs	(1,794)	(462)
Provision for credit losses	1,000	3,445
Ending balance	$18,368	$13,384

The March 31, 2021 allowance includes the Company’s quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology for the evaluation of COVID-19’s impact on the allowance, which is essentially unchanged since March 31, 2020, identified the following qualitative factors for further review:

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

The following table provides information on the activity in the allowance, by the respective loan and lease portfolio segments, for the three months ended March 31, 2021 and the year ended December 31, 2020:

	At March 31, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for loan and lease losses:
Beginning balance	$1,349	$2,309	$832	$2,207	$7,156	$4,131	$1,178	$—	$19,162
Charge-offs	—	(514)	(45)	(1)	—	(1,158)	(113)	—	(1,831)
Recoveries	—	—	4	—	1	31	1	—	37
Provision for credit losses	(156)	855	(156)	(8)	(85)	263	287	—	1,000
Ending balance	$1,193	$2,650	$635	$2,198	$7,072	$3,267	$1,353	$—	$18,368
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,193	$2,650	$635	$2,198	$7,072	$3,267	$1,353	$—	$18,368
Loans and leases:
Ending balance	$119,644	$384,218	$56,891	$255,147	$495,839	$359,403	$74,720	$201,588	$1,947,450
individually evaluated for impairment	$278	$10,987	$1,471	$607	$528	$1,549	$316	$—	$15,736
collectively evaluated for impairment	$119,366	$373,231	$55,420	$254,540	$495,311	$357,854	$74,404	$201,588	$1,931,714

	At December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for loan and lease losses:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(43)	(41)	(44)	(37)	(698)	(187)	—	(1,050)
Recoveries	—	25	75	—	2	182	2	—	286
Provision for credit losses [1]	93	71	320	1,463	4,223	2,544	811	—	9,525
Ending balance	$1,349	$2,309	$832	$2,207	$7,156	$4,131	$1,178	$—	$19,162
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$894	$—	$—	$894
collectively evaluated for impairment	$1,349	$2,309	$832	$2,207	$7,156	$3,237	$1,178	$—	$18,268
Loans and leases:
Ending balance	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961
individually evaluated for impairment	$581	$13,789	$1,250	$416	$527	$2,882	$—	$—	$19,445
collectively evaluated for impairment	$116,094	$367,076	$58,752	$250,645	$491,103	$331,204	$64,003	$167,639	$1,846,516

1 Portion attributable to loan and lease losses.

When potential losses are identified, a specific provision and/or charge-off may be taken, based on the then current likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by an independent third party appraisal.

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

Credit risk profile by portfolio segment, based upon internally assigned risk assignments, are presented below:

	March 31, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$119,366	$373,231	$55,420	$247,029	$487,097	$351,106	$74,404	$201,588	$1,909,241
Special mention	—	—	—	—	—	5,272	—	—	5,272
Substandard	278	10,987	1,471	8,118	8,742	3,025	316	—	32,937
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$119,644	$384,218	$56,891	$255,147	$495,839	$359,403	$74,720	$201,588	$1,947,450

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$116,094	$368,230	$58,752	$240,590	$482,324	$321,415	$64,003	$167,639	$1,819,047
Special mention	—	—	—	4,364	8,778	9,083	—	—	22,225
Substandard	581	12,635	1,250	6,107	528	3,588	—	—	24,689
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

●	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.
●	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined

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

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	March 31, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$119,366	$370,763	$53,877	$254,389	$486,880	$357,777	$74,393	$201,588	$1,919,033
Accruing loans and leases past due:
30-59 days past due	—	3,597	1,421	151	5,845	6	11	—	11,031
60-89 days past due	—	—	122	—	2,586	90	—	—	2,798
Greater than 90 days past due	—	—	—	—	—	—	—	—	—
Total past due	—	3,597	1,543	151	8,431	96	11	—	13,829

Non-accrual loans and leases [1]	278	9,858	1,471	607	528	1,530	316	—	14,588

Total loans and leases	$119,644	$384,218	$56,891	$255,147	$495,839	$359,403	$74,720	$201,588	$1,947,450

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$116,094	$363,486	$57,427	$250,562	$489,996	$330,987	$63,550	$167,639	$1,839,741
Accruing loans and leases past due:
30-59 days past due	—	4,167	1,130	—	1,106	269	390	—	7,062
60-89 days past due	—	543	195	—	—	71	63	—	872
Greater than 90 days past due	—	34	—	83	—	251	—	—	368
Total past due	—	4,744	1,325	83	1,106	591	453	—	8,302

Non-accrual loans and leases [1]	581	12,635	1,250	416	528	2,508	—	—	17,918

Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Total loans and leases either in non-accrual status or in excess of 90 days delinquent totaled $14.6 million, or 0.8% of total loans and leases, at March 31, 2021, a $3.7 million decrease from $18.3 million, or 1.0% of total loans and leases, at December 31, 2020.

The Company had no impaired leases or impaired PPP loans at March 31, 2021 and December 31, 2020. The impaired loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$278	$10,987	$1,471	$607	$528	$1,549	$316	$15,736
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	278	10,987	1,471	607	528	1,549	316	15,736
Related allowance	—	—	—	—	—	—	—	—
Unpaid principal	464	11,585	1,650	656	554	2,784	387	18,080
Average balance of impaired loans	799	12,487	1,934	663	588	3,212	387	20,070
Interest income recognized	3	75	24	—	—	18	—	120

	December 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$581	$13,789	$1,250	$416	$527	$2,882	$—	$19,445
With an allowance recorded	—	—	—	—	—	1,286	—	1,286
With no related allowance recorded	581	13,789	1,250	416	527	1,596	—	18,159
Related allowance	—	—	—	—	—	894	—	894
Unpaid principal	767	14,813	1,396	471	554	3,573	—	21,574
Average balance of impaired loans	911	15,799	1,562	478	591	4,147	—	23,488
Interest income recognized	9	366	59	2	14	109	—	559

[1]	Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income, however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were non-accrual loans of $14.6 million and $17.9 million at March 31, 2021 and December 31, 2020, respectively. Interest income that would have been recorded if non-accrual loans had been current and in accordance with their original terms was $155 thousand and $630 thousand for the three months ended March 31, 2021 and 2020, respectively.

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

The Company had no leases or PPP loans that were troubled debt restructurings (“TDRs”) at March 31, 2021 and December 31, 2020. The TDR loans at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$83	3	$1,129	$1,212
Commercial loans and leases	2	302	1	6	308
	3	$385	4	$1,135	$1,520

	December 31, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$84	3	$1,153	$1,237
Commercial loans and leases	1	414	2	359	773
	2	$498	5	$1,512	$2,010

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	March 31, 2021
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$83	$1,129	$1,212
Commercial loans
Extension or other modification	—	245	6	251
Forbearance	—	57	—	57
Total troubled debt restructured loans	$—	$385	$1,135	$1,520

	December 31, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$84	$1,153	$1,237
Commercial loans
Extension or other modification	—	—	359	359
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$498	$1,512	$2,010

The CARES Act provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. As of March 31, 2021, a total of $54.2 million of loans, representing 2.8% of total loans, were performing under some form of deferral or other payment relief.

There were no new loans restructured during the three months ended March 31, 2021 and March 31, 2020.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. During the three months ended March 31, 2021 and 2020 there were no TDRs that subsequently defaulted within twelve months of their modification dates. One commercial credit that was previously accruing was downgraded to nonaccrual status during the three months ended March 31, 2021.

At March 31, 2021 there was one loan secured by a residential real estate first lien of $54 thousand and one commercial real estate loan of $294 thousand in the process of foreclosure.

Note 5:  Derivatives and Hedging Activities

Non-designated Hedges of Interest Rate Risk

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to effectively convert certain customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate their respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously economically hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate interest. The interest rate swaps pay and receive interest based on a floating rate indexed to one month LIBOR plus a credit spread with payment being calculated on the notional amount. The interest rate swaps are settled with varying maturities.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded a net gain of $52 thousand and a net loss of $8 thousand, respectively related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Unaudited Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020:

			March 31, 2021
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$13,978	$867	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$13,978	$—	$831

			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$14,087	$450	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$14,087	$—	$466

Note 6:  Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank has one reporting unit, which is community banking. The Company performs its annual impairment evaluation in the fourth quarter.

The table below presents goodwill activity for the periods indicated:

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Balance at January 1	$31,449	$65,949
Goodwill impairment	—	(34,500)
Balance at end of period	$31,449	$31,449

Due to the COVID-19 pandemic and the related economic fallout in the first half of 2020, including most specifically, declining stock prices at both the Company and peer banks, the Federal Reserve’s significant reduction in interest rates, and other business and market considerations, the Company performed an interim goodwill impairment analysis as of June 30, 2020. Based on this analysis, the estimated fair value of the Company was less than book value, resulting in a $34.5 million impairment charge, recorded in noninterest expense, in the second quarter of 2020. This was a non-cash charge to earnings and had no impact on the Company’s regulatory capital ratios, cash flows, or liquidity position.

Other intangible assets consist of core deposit intangibles, which represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of core deposit intangibles at the dates indicated were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
March 31, 2021	$16,135	$10,955	$5,180	2.5
December 31, 2020	$16,135	$10,340	$5,795	2.7

Estimated future amortization expense for core deposit intangibles is as follows:

(in thousands)
Remainder of 2021	$1,711
2022	1,915
2023	1,298
2024	256
Total future amortization expense	$5,180

Based on the annual impairment analysis, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at March 31, 2021.

Note 7:  Operating Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2021 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating lease ROU assets and lease liabilities at the dates indicated were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Operating lease ROU assets	$12,924	$13,229
Operating lease liabilities	$13,974	$14,267

The components of lease expense for the periods indicated were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$396	$364
Sublease income	(208)	(168)
Amortization of ROU assets	12	45
Total lease expense	$200	$241

The maturities of the Company’s lease liabilities at March 31, 2021 were as follows:

(in thousands)
Remainder of 2021	$1,160
2022	1,436
2023	1,209
2024	1,078
2025	955
Thereafter	11,842
Total future lease payments	$17,680
Discount of cash flows	(3,706)
Present value on net future lease payments	$13,974

Weighted average remaining term in years	5.45
Weighted average discount rate	2.94%

The Company from time to time subleases its vacant locations. Operating sublease income is recognized as a component of noninterest expense on a straight-line basis over the sublease term. Lease terms range from one to six years.

The following table details the future minimum operating sublease payments to be received at March 31, 2021:

(in thousands)
Remainder of 2021	$101
2022	135
2023	135
2024	135
2025	135
Thereafter	192
Total future sublease payments	833
Less: amount representing interest	(76)
Total net future sublease payments	$757

Note 8:  Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	March 31, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$726,643	35%	$676,801	34%
Interest-bearing checking	242,896	12	214,717	11
Money market accounts	427,868	21	439,510	22
Savings	181,850	9	159,914	8
Certificates of deposit $250 and over	39,785	2	51,918	3
Certificates of deposit under $250	425,884	21	432,554	22
Total deposits	$2,044,926	100%	$1,975,414	100%

Note 9:  Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of March 31, 2021, 352,542 shares are available for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. During the three months ended March 31, 2021 and 2020, the Company issued 12,408 and 8,151 shares of common stock, respectively, to directors as compensation for their service.

Stock Options

The fair value of Bancorp’s stock options granted as compensation is estimated on the measurement date, which, for the Company, is the date of grant. The fair value of stock options is calculated using the Black-Scholes option-pricing model under which the Company estimates expected market price volatility and expected term of the options based on historical data and other factors. There were no stock options granted in either 2021 or 2020. The valuation of Bancorp’s restricted stock and restricted stock units is the closing price per share of Bancorp’s common stock on the date of grant.

The following table summarizes Bancorp’s stock option activity and related information for the periods ended:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1	25,000	$14.54	25,000	$14.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	16,671	$14.54	8,337	$—
Weighted average fair value of options granted during the year		N/A		N/A

No cash was received from exercise of options for the three months ended March 31, 2021 or 2020. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $16.44 on March 31, 2021 the options outstanding had an aggregate intrinsic value of $48 thousand. At December 31, 2020, based upon a fair market value of $11.81, the options outstanding had no aggregate intrinsic value. The stock options outstanding as of March 31, 2021 have contractual terms that permit exercise of the options through 2029.

At March 31, 2021, based on stock option awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock option awards was $40 thousand. Based upon the contractual terms, $36 thousand of this expense is expected to be recognized in the remainder of 2021 and $4 thousand in 2022.

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

The Company granted no RSUs during the first quarter of 2021. During 2020, the Company granted a total of 167,716 RSUs, consisting of 140,452 time-based RSUs which are subject to a one, three or five year vesting schedule, and 27,264 performance-based RSUs that cliff vest upon the attainment of pre-established corporate performance measures over a three-year performance period.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	170,549	$14.61	11,032	$17.48
Granted	—	—	167,716	14.60
Vested	(14,694)	18.00	(4,954)	18.44
Forfeited	(5,406)	18.00	(3,245)	17.88
Balance at period end	150,449	$14.16	170,549	$14.61

At March 31, 2021, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $1.7 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
Remainder of 2021	$380
2022	489
2023	394
2024	361
2025	39
$1,663

Stock-Based Compensation Expense

Stock-based compensation expense attributable to stock options and RSUs is based on their fair values on the measurement date, which, for the Company, is the date of the grant. This cost is then recognized in noninterest expense on a straight-line basis over the vesting period of the respective stock options and RSUs. No compensation expense was recognized in the three months ended March 31, 2021 or in the year ended December 31, 2020 for performance-based RSUs, as the probability of achievement of the performance metrics was considered unlikely. Compensation expense for performance-based awards could be recognized in future years if the probability of achieving the performance metrics becomes likely before the end of the three year performance period. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs as well as director compensation paid in stock is presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Related to the issuance of RSUs	$73	$91
Related to the issuance of stock options	12	12
Director compensation paid in stock	150	137
Total stock-based compensation expense	$235	$240

Note 10: Net Income per Common Share

The calculation of basic and diluted net income per common share for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Net income available to common stockholders (numerator)	$6,202	$3,343
BASIC
Basic average common shares outstanding (denominator)	18,768,005	18,867,087
Basic income per common share	$0.33	$0.18
DILUTED
Average common shares outstanding	18,768,005	18,867,087
Dilutive effect of common stock equivalents	28,919	47,864
Diluted average common shares outstanding (denominator)	18,796,924	18,914,951
Diluted income per common share	$0.33	$0.18

Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	25,000	—

Note 11: Regulatory Matters

Actual regulatory capital amounts and ratios for Bancorp and the Bank at March 31, 2021 and December 31, 2020 are presented in the following table:

					To be well
					capitalized under
					FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total capital (to risk-weighted assets)
Howard Bank	$281,718	14.41%	$156,389	8.00%	$195,486	10.00%
Howard Bancorp	$283,033	14.47%	$156,427	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$263,031	13.46%	$87,969	4.50%	$127,066	6.50%
Howard Bancorp	$235,860	12.06%	$87,990	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$263,031	13.46%	$117,292	6.00%	$156,389	8.00%
Howard Bancorp	$235,860	12.06%	$117,320	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$263,031	10.62%	$99,031	4.00%	$123,788	5.00%
Howard Bancorp	$235,860	9.53%	$99,045	4.00%	N/A
As of December 31, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$273,974	14.26%	$153,721	8.00%	$192,151	10.00%
Howard Bancorp	$275,668	14.32%	$154,015	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$254,492	13.24%	$86,468	4.50%	$124,898	6.50%
Howard Bancorp	$227,749	11.83%	$86,634	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$254,492	13.24%	$115,291	6.00%	$153,721	8.00%
Howard Bancorp	$227,749	11.83%	$115,512	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$254,492	10.36%	$98,221	4.00%	$122,776	5.00%
Howard Bancorp	$227,749	9.26%	$98,360	4.00%	N/A

1	Amounts shown exclude the capital conservation buffer of 2.50%. Under the Federal Reserve’s Small Bank Holding Company Policy Statement, Bancorp is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to Bancorp, the Company calculates these ratios for its own planning and monitoring purposes.

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of March 31, 2021 and December 31, 2020.

Note 12: Litigation

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

Settled mortgage origination claim

The Bank was notified of potential claims stemming from certain mortgages originated at First Mariner Bank prior to its merger into the Bank. While no lawsuit was filed with respect to such potential claims, the Bank engaged in confidential discussions related to the potential claims. Significant management judgment, which involves a variety of assumptions, estimates and known and unknown uncertainties, was required to assess whether a related loss resulting from these potential claims was probable and estimable, such that an accrued liability should be established. The Company accrued a total liability of $2.0 million with respect to these potential claims in 2020. This potential litigation was formally settled for $2.0 million in January 2021, the amount of the Company’s accrued liability at December 31, 2020.

Note 13: Fair Value

FASB ASC Topic 820 “Fair Value Measurement” (“Topic 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted or disclosed at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

March 31, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$46,092	$—	$46,092	$—
Mortgage-backed securities	321,681	—	321,681	—
Other investments	9,267	—	9,267	—
Loans held for investment	2,873	—	2,873	—
Interest rate swap assets	867	—	867	—
Liabilities
Interest rate swap liabilities	831	—	831	—

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$49,605	$—	$49,605	$—
Mortgage-backed securities	316,672	—	316,672	—
Other investments	9,120	—	9,120	—
Loans held for investment	2,989	—	2,989	—
Interest rate swap assets	450	—	450	—
Liabilities
Interest rate swap liabilities	466	—	466	—

The following table presents a reconciliation of interest rate lock commitments, which are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented; as a result of the Company's exit from mortgage banking activities in the first half of 2020, there were no interest rate lock commitments at either March 31, 2021 or December 31, 2020.

	March 31,	December 31,
(in thousands)	2021	2020
Balances at January 1	$—	$60
Net losses included in realized and unrealized gains on mortgage banking activity in noninterest income	—	(60)
Balance at end of period	$—	$—

The Company, while engaged in mortgage banking activities, had elected to measure loans held for sale at fair value to better align reported results with the underlying economic changes in value of these loans on the Company’s balance sheet. While the Company has exited its mortgage banking activities and no longer has loans held for sale, it is required to continue to measure at fair value those loans held for investment that were originally intended for sale, but instead were added to the Bank’s portfolio. The following table presents the carrying value and aggregate unpaid principal balances for loans held for investment, that are required to be measured at fair value on a recurring basis, at the dates presented:

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
March 31, 2021	$2,873	$2,873	$—
December 31, 2020	2,949	2,900	49

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

Other real estate owned acquired through, or in lieu of, foreclosure (“OREO”) are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan and lease losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was no valuation loss recorded in the first three months of 2021; a valuation loss of $21 thousand was recognized for the three months ended March 31, 2020. This charge was for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

March 31, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$629	$—	$—	$629
Impaired loans:
Construction and land	32	—	—	32
Residential - first lien	6,334	—	—	6,334
Residential - junior lien	989	—	—	989
Commercial - owner occupied	601	—	—	601
Commercial - non-owner occupied	323	—	—	323
Commercial loans and leases	931	—	—	931
Consumer	316	—	—	316
Total impaired loans	9,526			9,526

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$743	$—	$—	$743
Impaired loans:
Construction and land	581	—	—	581
Residential - first lien	13,789	—	—	13,789
Residential - junior lien	1,250	—	—	1,250
Commercial - owner occupied	416	—	—	416
Commercial - non-owner occupied	527	—	—	527
Commercial loans and leases	1,988	—	—	1,988
Consumer	—	—	—	—
Total impaired loans	18,551			18,551

At March 31, 2021, OREO consisted of an outstanding balance of $1.2 million, less a valuation allowance of $629 thousand. At December 31, 2020, OREO consisted of an outstanding balance of $1.5 million, less a valuation allowance of $731 thousand. There was no specific allocation of the allowance for credit losses attributable to impaired loans at March 31, 2021 compared to $894 thousand at December 31, 2020.

Various techniques are used to value OREO and impaired loans. For all loans where the underlying collateral is real estate, either construction, land, commercial, or residential, an independent appraisal is used to identify the value of the collateral. The approaches within the appraisal report include sales comparison, income, and replacement cost analysis. The resulting value will be adjusted by a selling cost of 9.5% and the residual value will be used to determine if there is an impairment. Commercial loans and leases and consumer loans utilize a liquidation approach to the impairment analysis.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	March 31, 2021
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$377,040	$377,040	$—	$377,040	$—
Held to maturity securities	6,250	6,264	—	—	6,264
Nonmarketable equity securities	9,706	9,706	—	9,706	—
Loans held for investment	2,873	2,873	—	2,873	—
Loans and leases [1]	1,926,209	1,938,408	—	—	1,938,408
Marketable equity securities	3,972	3,972	—	3,972	—
Interest rate swap	867	867	—	867	—
Financial Liabilities
Deposits	2,044,926	2,044,408	—	2,044,408	—
Customer repurchase agreements and other borrowings	10,353	10,353	—	10,353	—
FHLB advances	225,000	228,494	—	228,494	—
Subordinated debt	28,486	30,692	—	30,692	—
Interest rate swap	831	831	—	831	—

	December 31, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$375,397	$375,397	$—	$375,397	$—
Held to maturity securities	7,250	7,235	—	—	7,235
Nonmarketable equity securities	10,637	10,637	—	10,637	—
Loans held for investment	2,949	2,949	—	2,949	—
Loans and leases [1]	1,843,850	1,854,049	—	—	1,854,049
Marketable equity securities	4,006	4,006	—	4,006	—
Interest rate swap	450	450	—	450	—
Financial Liabilities
Deposits	1,975,414	1,974,339	—	1,974,339	—
Customer repurchase agreements and other borrowings	13,634	13,634	—	13,634	—
FHLB advances	200,000	202,768	—	202,768	—
Subordinated debt	28,437	30,692	—	30,692	—
Interest rate swap	466	466	—	466	—

1	Carrying amount is net of unearned income and allowance for loan and lease losses

Note 14:  Exit of Mortgage Banking Activities

The Company completed the exit of its former mortgage banking activities in the quarter ended March 31, 2020. The following table presents a roll-forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the three months ended March 31, 2020. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the three months ended March 31, 2020 is presented. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020

Loans held for sale, January 1	$—	$30,710
Loans originated for sale	—	79,847
Loans sold into the secondary market	—	(106,762)
Loans held for sale, at end of period	$—	$3,795
Loans originated for the Bank's portfolio	$—	$11,378

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Statement of Operations:
Net interest income	$—	$143
Realized and unrealized gains on mortgage banking activity	—	1,036
Loan related fees and service charges	—	389
Total noninterest income	—	1,425
Salaries and benefits	—	928
Occupancy	—	20
All other operating expenses	—	490
Total noninterest expense	—	1,438
Pretax contribution	—	130
Income tax expense (benefit)	—	36
After tax contribution	$—	$94

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of March 31, 2021, as compared to December 31, 2020, and our results of operations for the three month periods ended March 31, 2021 and March 31, 2020. This discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial, business and economic matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the cautionary note regarding “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

In this report, unless the context suggests otherwise, references to the “Company” refer to Howard Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company and the Bank and its wholly-owned subsidiaries.

Overview

Howard Bancorp, Inc. is the holding company for Howard Bank. Howard Bank was formed in 2004. Howard Bank’s business has consisted primarily of originating both commercial and real estate loans secured by property in our market area. We are headquartered in Baltimore, Maryland. We consider our primary market area to be the Greater Baltimore - Washington Metropolitan Area. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services primarily to small- and medium-sized businesses and their owners, professionals and executives, and high-net-worth individuals. Our loans are primarily funded by core deposits of customers in our market.

COVID-19 Pandemic

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary market and in the United States as a whole. The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including our local markets. As these restrictive measures have begun to ease in the second half of 2020 and into 2021, the U.S. economy has begun to recover and, with the broad availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity, our local economy, and the U.S. economy.

While there are reasons for optimism, we recognize that our customers are experiencing varying degrees of financial distress, which we expect to continue into the second half of 2021. Commercial activity has improved, but has not returned to the levels existing before the outbreak of the pandemic, which may result in our borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the COVID-19 pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. In addition, our loan portfolio includes customers in industries such as hotels, restaurants and caterers, arts / entertainment / recreation, and retail commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely. As of March 31, 2021, the State of Maryland, like most of the nation, is open with limited restrictions.

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in August 2020, but increasing significantly since that time to 1.74% at March 31, 2021. Additionally, in March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% - 0.25%; this low rate was still in effect as of March 31, 2021. These reductions in interest rates could have, possibly materially, an adverse effect on our business, financial condition, and results of operations.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine.

Lending Operations and Accommodations to Borrowers

We continue to actively participate in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act), as amended and extended. Lending under the PPP commenced on April 3, 2020 and the SBA notified lenders that PPP funds were exhausted on or around April 16, 2020. On April 24, 2020, additional funds were allocated to the PPP and were available through August 8, 2020. An additional stimulus package, approved on December 27, 2020, authorized additional PPP funds. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government with respect to the PPP.

We originated $201.0 million of loans in 2020 (phases 1 and 2) under the PPP. During the first phase of the program, which commenced on April 3, we funded 777 loans totaling $178.7 million. During the second phase, which commenced on April 24 and ended with applications submitted to the SBA by August 8, 2020, we funded an additional 285 loans totaling $22.5 million. The average loan size under the first and second phase of the PPP program was $230 thousand and $78 thousand, respectively. We are continuing to support our customers throughout the forgiveness process. We received processing fees from the SBA for the PPP loans originated in 2020 totaling $6.7 million, which were deferred. In addition, we deferred $782 thousand of origination costs. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans. PPP lending generated pretax income of $3.8 million, or $0.16 after tax per share, in 2020. PPP loans, net of unearned income, totaled $167.6 million at December 31, 2020.

With the relaunch of the program by the SBA on January 19, 2021, we originated $95.7 million in PPP loans in the first quarter of 2021, consisting of 548 loans with an average loan size of $175 thousand. An additional 49 applications, totaling $4.2 million, were pending approval at March 31, 2021. A total of 409 loans, with an aggregate principal balance of $60.1 million, were forgiven during the first quarter of 2021. Of the 1,062 PPP loans we originated in 2020, 545 had been forgiven totaling $110.7 million through March 31, 2021, representing 51.3% of the number of PPP loans and 44.9% of PPP principal balances originated in 2020. We received processing fees from the SBA for the PPP loans originated in the first quarter of 2021 totaling $4.0 million, which were deferred. In addition, we deferred $578 thousand of origination costs attributable to the PPP loans originated in the first quarter of 2021. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans. PPP lending, for both the 2020 and 2021 originations, generated pretax income of $2.1 million, or $0.08 after tax per share, in the first quarter of 2021. Total PPP loans, net of unearned income, were $201.6 million at March 31, 2021.

In response to the pandemic, we have also established client assistance programs, including offering loan modifications, on a case by case basis, in the form of payment deferrals for periods up to six months, to both commercial and retail customers as discussed in the “Nonperforming and Problem Assets; COVID-19 Loan Deferrals” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We have also temporarily ceased making collection calls, are temporarily waiving a higher proportion of late fees assessed for consumer loans, and have paused new foreclosure and repossession actions. We will continue to re-evaluate these temporary actions based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Current and future governmental actions may require these and other types of customer-related responses.

The CARES Act also permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs, as discussed in the “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” section of this MD&A.

Impact on Our Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operation and financial condition. While the pandemic did not have a significant impact on our financial condition, in the form of significant incurred losses or any communications from our borrowers that significant losses were imminent, during the year ended December 31, 2020 or the three months ended March 31, 2021, we nevertheless determined it prudent to increase our allowance for loan and lease losses (the “allowance”) by $8.0 million since December 31, 2019 and the start of the pandemic, related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area. Our allowance may also be materially impacted in future periods by the COVID-19 pandemic.

In addition, due to the pandemic and the related economic fallout during the first half of 2020, including most specifically, declining stock prices at both the Company and peer banks, the Federal Reserve’s significant reduction in interest rates, and other business and market considerations, we performed an interim goodwill impairment analysis as of June 30, 2020. Based on this analysis, the estimated fair value of the Company was less than book value, resulting in a $34.5 million impairment charge, recorded in noninterest expense, in the second quarter of 2020. This was a non-cash charge to earnings and had no impact on our regulatory capital ratios, cash flows, or liquidity position.

Capital and Liquidity

As of March 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by loan and lease losses.

We anticipated potential stresses on liquidity management as a result of the COVID-19 pandemic and our participation in the PPP. We built on-balance sheet liquidity during the first quarter of 2020 in anticipation of a possible increase in the utilization of existing lines of credit or decreases in customer deposits. Since these events didn't materialize, in part due to the various actions initiated by the Federal Reserve to provide market liquidity, we reduced this on-balance sheet liquidity to pre-COVID-19 levels during the second quarter of 2020 while continuing to build our contingent funding availability throughout the remainder of 2020 and the first quarter of 2021.

The Federal Reserve created the Paycheck Protection Program Lending Facility (“PPPLF”), a lending facility that allows us to obtain funding specifically for loans that we make under the PPP, and allows us to retain existing sources of liquidity for our traditional operations. While we had originally planned to use the PPPLF as the funding source for all PPP loans, strong customer deposit growth and the availability of alternative short-term funding sources at a lower cost resulted in our limited usage of the PPPLF and no borrowings outstanding at either March 31, 2021 or December 31, 2020.

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

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP financial measure defined as total loans and leases, but excluding PPP loans. Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. We also provide certain asset quality ratios such as nonperforming loans and the allowance for loan and lease losses as a percentage of portfolio loans. We believe that the presentation of portfolio loans and the related asset quality measures provide additional useful information for purposes of evaluating our results of operations and financial condition with respect to the quarter ended March 31, 2021 and the year ended December 31, 2020 when comparing to other periods, since the PPP loans are 100% guaranteed, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA within the next 12-18 months.

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

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP:

Tangible Book Value per Common Share

	March 31,	December 31,
(in thousands, except share data)	2021	2020	Change	% Change

Total stockholders' equity (GAAP)	$292,675	$294,632	$(1,957)	(0.7)%
Subtract:
Goodwill	31,449	31,449	—	—
Core deposit intangible, net of deferred tax liability	3,942	4,393	(451)	(10.3)
Total subtractions	35,391	35,842	$(451)	(1.3)
Tangible common stockholders' equity (non-GAAP)	$257,284	$258,790	$(1,506)	(0.6)%

Total common shares outstanding at end of period	18,782,399	18,744,710	37,689	0.2

Book value per common share (GAAP)	$15.58	$15.72	$(0.14)	(0.9)%

Tangible book value per common share (non-GAAP)	$13.70	$13.81	$(0.11)	(0.8)%

Portfolio Loans and Related Asset Quality Ratios

	March 31,	December 31,	$	%
(in thousands)	2021	2020	Change	Change

Total loans and leases (GAAP)	$1,947,450	$1,865,961	$81,489	4.4%
Subtract PPP loans, net	201,588	167,639	33,949	20.3
Total portfolio loans (non-GAAP)	$1,745,862	$1,698,322	$47,540	2.8%

Nonperformng loans	$15,723	$19,430

As a % of:
Total loans and leases (GAAP)	0.81%	1.04%
Portfolio loans (non-GAAP)	0.90	1.14

Allowance for loan and lease losses	$18,368	$19,162

As a % of:
Total loans and leases (GAAP)	0.94%	1.03%
Portfolio loans (non-GAAP)	1.05	1.13

Financial Highlights

Financial highlights during the three months ended March 31, 2021 are as follows:

●	We reported net income of $6.2 million, or $0.33 per diluted common share in the first quarter of 2021; this compares to net income of $3.3 million, or $0.18 per diluted common share in the first quarter of 2020.
●	We recorded a provision for credit losses of $1.0 million in the first quarter of 2021, a $2.4 million decrease from the $3.4 million we recorded in the first quarter of 2020.
●	Our allowance for loan and lease losses (the “allowance”) was $18.4 million at March 31, 2021, a decrease of $794 thousand from $19.2 million at December 31 2020, as $1.8 million in first quarter 2021 net charge-offs were partially offset by the $1.0 million provision for credit losses.
●	Our allowance was 0.94% of total loans and leases and 1.05% of portfolio loans (a non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) at March 31, 2021, compared to 1.03% of total loans and leases and 1.13% of portfolio loans at December 31, 2020.
●	Our net interest margin was 3.43% in the first quarter of 2021, an increase of 9 basis points (“bp”) from the first quarter of 2020, due primarily to an 80 bp decrease in the average rate paid on interest-bearing liabilities, partially offset by a 54 bp decrease in the average yield on our earning assets and a 17 bp reduction in the benefit of net noninterest-bearing funds.
●	Total assets were $2.63 billion at March 31, 2021, up $87.6 million from $2.54 billion at December 31, 2020.
●	Total loans and leases were $1.95 billion at March 31, 2021, up $81.5 million from December 31, 2020. Portfolio loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) were $1.75 billion at March 31, 2021, an increase of $47.5 million from December 31, 2020.
●	Total deposits were $2.04 billion at March 31, 2021, up $69.5 million from December 31, 2020, with customer deposits up $80.5 million.
●	Our return on average assets (“ROA”) and return on average equity (“ROE”) were 0.99% and 8.46%, respectively, for the first quarter of 2021; this compares to 0.57% and 4.27%, respectively for the first quarter of 2020.
●	We remained “well capitalized” by all regulatory measures at March 31, 2021.
●	Our book value per common share was $15.58 at March 31, 2021, a decrease of $0.14 per share from December 31, 2020 with the change in accumulated other comprehensive income (“AOCI”) representing a $0.45 per share decrease partially offset by first quarter 2021 earnings per share (“EPS”) of $0.33.

●	Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) was $13.70 per share at March 31, 2021, a decrease of $0.11 per share from December 31, 2020 with the change in AOCI representing a $0.45 per share decrease partially offset by first quarter 2021 EPS of $0.33.

Critical Accounting Policies

Our accounting and financial reporting policies conform to GAAP and general practice within the banking industry. These policies require management to exercise significant judgment or discretion or make significant assumptions and estimates based on the information available that have, or could have, a material impact on the carrying value of certain assets or on income. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. In reviewing and understanding financial information for us, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements.

Certain accounting measurements inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. The accounting policies we view as requiring the most significant estimates, our critical accounting policies, are those relating to the allowance for loan and lease losses, the valuation of goodwill and other intangible assets, and income taxes. These critical accounting policies and the significant assumptions and estimates made by management related to them are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. Our significant accounting policies are discussed in the “Notes to Consolidated Financial Statements - Note 1: Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the significant accounting policies or critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2020. Disclosures regarding the effects of new accounting pronouncements are included in Note 1 of this report.

Financial Condition

A comparison between March 31, 2021 and December 31, 2020 balance sheets is presented below.

General

Total assets increased $87.6 million, or 3.4%, to $2.63 billion at March 31, 2021 compared to $2.54 billion at December 31, 2020. Our asset growth consisted primarily of increases in our total loans and leases of $81.5 million, with $47.5 million of this growth in portfolio loans and $34.0 million in PPP loans. The primary source of funding our net asset growth was deposits. Total deposits increased by $69.5 million, including an increase in customer deposits of $80.5 million. Borrowings increased by $21.8 million, primarily as a result of an increase of $25.0 million in Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. Total stockholders' equity decreased by $2.0 million due primarily to a decrease in AOCI partially offset by first quarter 2021 net income.

Investment Securities

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	March 31, 2021		December 31, 2020		2021 vs. 2020
	Amortized	Estimated	Amortized	Estimated	$ Change in
	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government
Agencies	$45,276	$46,092	$48,297	$49,605	$(3,513)	(7.1)%
Mortgage-backed	326,616	321,681	310,289	316,672	5,009	1.6
Other investments	9,008	9,267	9,008	9,120	147	1.6
	$380,900	$377,040	$367,594	$375,397	$1,643	0.4%
Held to maturity
Corporate debentures	$6,250	$6,264	$7,250	$7,235	$(971)	(13.4)%

Available for sale

Our available for sale securities are reported at fair value. At both March 31, 2021 and December 31, 2020, we held U.S. agency debentures, mortgage backed securities, and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for borrowings such as commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings. At March 31, 2021 and December 31, 2020, $235.4 million and $226.2 million in fair value of available for sale securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

We had available for sale securities of $377.0 million at March 31, 2021, an increase of $1.6 million, or 0.4% since December 31, 2020. Available for sale securities, at amortized cost, were $380.9 million at March 31, 2021, a $13.3 million increase from December 31, 2020. Our portfolio growth was part of our overall earnings and interest rate risk management strategies.

Our available for sale securities portfolio contained 61 securities with unrealized losses of $7.6 million at March 31, 2021, and eight securities with unrealized losses of $58 thousand at December 31, 2020. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We neither intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery. Furthermore, we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other-than-temporary impairment. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

There was one held to maturity security in an unrealized loss position totaling $19 thousand at March 31, 2021, compared to three securities in in an unrealized loss position totaling $32 thousand at December 31, 2020. Based on our analysis of these securities, we do not consider the unrealized losses to be other-than-temporary impairment. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Nonmarketable Equity Securities

We held an investment in stock of the FHLB at March 31, 2021 and December 31, 2020 of $9.7 million and $10.6 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost which approximates fair value.

Loan and Lease Portfolio

Total loans and leases (hereinafter referred to as “loans”) increased $81.5 million, or 4.4%, to $1.95 billion at March 31, 2021 from $1.87 billion at December 31, 2020. At March 31, 2021, PPP loans totaled $201.6 million, a $34.0 million increase from December 31, 2020. We originated $92.3 million of PPP loans, net of unamortized deferred fees and origination costs, during the first quarter of 2021 partially offset by forgiveness of PPP loans originated in 2020 of $60.1 million. Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), increased by $47.5 million, or 2.8%, to $1.75 billion at March 31, 2021 from $1.70 billion at December 31, 2020.

The $47.5 million increase in portfolio loans was primarily driven by growth in commercial loans and leases (“C&I”), commercial real estate loans (“CRE”), and consumer loans. Loan originations and purchases of $123.4 million during the first quarter of 2021 were partially offset by $75.9 million in loan maturities, payoffs, partial paydowns, and lower line utilization. C&I loans were up $25.3 million, or 7.6%, CRE loans were up $8.3 million, or 1.1%, and construction and land loans were up $3.0 million, or 2.5%. Consumer loans were up $10.7 million, or 16.7%, reflecting early successes in some niche lending activities, while residential real estate loans were up $242 thousand, or 0.1%. Despite $33.1 million of residential mortgage secondary market loan purchases during the first quarter of 2021, this purchase volume was offset by a continued substantially higher level of prepayments due to lower interest rates that led to another strong mortgage refinance quarter.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2021		December 31, 2020
(in thousands)	Total	% of Total	Total	% of Total	$ Change	% Change
Real estate
Construction and land	$119,644	6.1%	$116,675	6.3%	$2,969	2.5%
Residential – first lien	384,218	19.8	380,865	20.4	3,353	0.9
Residential – junior lien	56,891	2.9	60,002	3.2	(3,111)	(5.2)
Total residential real estate	441,109	22.7	440,867	23.6	242	0.1
Commercial – owner occupied	255,147	13.1	251,061	13.5	4,086	1.6
Commercial – non-owner occupied	495,839	25.5	491,630	26.3	4,209	0.9
Total commercial real estate	750,986	38.6	742,691	39.8	8,295	1.1
Total real estate loans	1,311,739	67.4	1,300,233	69.7	11,506	0.9
Commercial loans and leases (1)	359,403	18.4	334,086	17.9	25,317	7.6
Consumer	74,720	3.8	64,003	3.4	10,717	16.7
Total portfolio loans (2)	1,745,862	89.6	1,698,322	91.0	47,540	2.8
Paycheck protection program (PPP) loans	201,588	10.4	167,639	9.0	33,949	20.3
Total loans and leases	$1,947,450	100.0%	$1,865,961	100.0%	$81,489	4.4%

(1)	Includes equipment financing leases of $2,994 and $3,597 at March 31, 2021 and December 31, 2020, respectively
(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond, were $68.8 million at March 31, 2021, an increase of $3.6 million from $65.2 million at December 31, 2020. Since the Board of Governors of the Federal Reserve System reduced the reserve requirement to zero percent in March 2020 due to COVID-19, we continue to actively manage our interest-bearing deposits with banks at levels lower than they were prior to the pandemic.

Deposits

Total deposits were $2.04 billion at March 31, 2021, a $69.5 million, or 3.5%, increase from $1.98 billion at December 31, 2020. Customer deposits, which excludes brokered deposits and other non-customer deposits, were up $80.5 million, or 4.7%, in the first quarter of 2021. Low-cost, non-maturity deposits increased by $88.3 million, or 5.9%, during the first quarter of 2021. $78.0 million of the growth was in transaction accounts (noninterest-bearing demand and interest-bearing checking), with $49.8 million of the transaction account growth in noninterest-bearing demand deposits. The increase in non-maturity deposits was partially offset by the continued managed decline in customer CD balances, down $7.8 million, or 3.9%. The Company continues to manage for lower retention rates on maturing CDs with substantially higher rates than current market rates. Our strategy is to not offer above-market renewal rates on non-transactional, non-relationship deposits. Brokered and other non-customer deposits were $268.2 million at March 31, 2021, a decrease of $11.0 million when compared to $279.2 million at December 31, 2020. Non-customer deposits are currently our lowest-cost incremental funding source.

The following tables set forth the distribution of total deposits, by account type, at the dates indicated.

	March 31, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$726,643	35%	$676,801	34%	$49,842	7.4%
Interest-bearing checking	242,896	12	214,717	11	28,179	13.1
Total transaction accounts	969,539	47	891,518	45	78,021	8.8
Money market accounts	427,868	21	439,510	22	(11,642)	(2.6)
Savings	181,850	9	159,914	8	21,936	13.7
Total nonmaturity deposits	1,579,257	77	1,490,942	76	88,315	5.9
Certificates of deposit $250 and over	39,785	2	51,918	3	(12,133)	(23.4)
Certificates of deposit under $250	425,884	21	432,554	22	(6,671)	(1.5)
Total certificates of deposit	465,669	23	484,472	25	(18,804)	(3.9)
Total deposits	$2,044,926	100%	$1,975,414	100%	$69,511	3.5%
By deposit source:
Customer deposits	$1,776,728	87%	$1,696,260	86%	$80,468	4.7%
Brokered and other non-customer deposits	268,198	13	279,154	14	(10,956)	(3.9)
Total deposits	$2,044,926	100%	$1,975,414	100%	$69,511	3.5%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances. We use a variety of term structures in order to manage liquidity and interest rate risk. FHLB advances were $225.0 million at March 31, 2021, an increase of $25.0 million from December 31, 2020. As of March 31, 2021, $200.0 million of FHLB advances have maturities beyond one year.

Stockholders’ Equity

Total stockholders’ equity was $292.7 million at March 31, 2021, a $2.0 million decrease from $294.6 million at December 31, 2020. The decrease was primarily due to an $8.5 million decrease in AOCI, which represents the after tax impact of changes in the fair value of available-for-sale securities. The decline in the fair value of available-for-sale securities was the result of the rapid increase in intermediate and long-term treasury yields during the first quarter of 2021. The decrease from AOCI was partially offset by first quarter 2021 net income of $6.2 million.

Book value per common share was $15.58 at March 31, 2021, a decrease of $0.14 per share since December 31, 2020, with the change in AOCI representing a $0.45 decrease per share partially offset by first quarter 2021 EPS of $0.33.

Tangible stockholders’ equity (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which deducts goodwill and other intangible assets (net of any applicable deferred tax liabilities), was $257.3 million at March 31, 2021. This compares to $258.8 million at December 31, 2020, with the $1.5 million decrease primarily due to the first quarter 2021 decrease in AOCI of $8.5 million, partially offset by first quarter 2021 net income of $6.2 million and the $449 thousand after tax effect of core deposit intangible amortization.

Tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which divides tangible stockholders’ equity by the number of shares outstanding, was $13.70 per share at March 31, 2021, a decrease of $0.11 per share since December 31, 2020. The $0.45 per share decrease in AOCI was partially offset by first quarter 2021 EPS of $0.33 and the effect of core deposit intangible amortization of $0.02 per share.

Results of Operations

A comparison of the three months ended March 31, 2021 and March 31, 2020

General

We reported net income of $6.2 million, or $0.33 per both basic and diluted common share for the three months ended March 31, 2021, compared to net income of $3.3 million, or $0.18 per both basic and diluted common share for the three months ended March 31, 2020. Net income increased by $2.9 million, or $0.15 per both basic and diluted EPS in the first quarter of 2021 when compared to the first quarter of 2020, primarily as a result of the following:

●	A $2.4 million lower provision for credit losses in the first quarter of 2021 when compared to the first quarter of 2020 (an increase of $0.10 after tax per share); the first quarter of 2020 provision was significantly higher as we increased our allowance for loan and lease losses in response to the initial impacts of the pandemic;
●	PPP loan pretax income of $2.1 million ($0.08 after tax per share) in the first quarter of 2021 (the PPP program did not exist in the first quarter of 2020);
●	The first quarter of 2020 included $788 thousand of noninterest expenses attributable to the departure of our former CFO ($0.03 after tax per share); there was no comparable item in the first quarter of 2021.

These items were partially offset by:

●	The first quarter of 2020 included an income tax benefit of $1.3 million ($0.07 per share) resulting from a net operating loss carryback provision in the CARES Act; there was no comparable item in the first quarter of 2021;
●	The first quarter of 2020 included $130 thousand in pretax income ($0.01 after tax per share) from our former mortgage banking activities, which were concluded in 2020.

Net Interest Income

Net interest income for the first quarter of 2021 was $19.7 million, an increase of $2.2 million from the first quarter of 2020. Our net interest margin was 3.43% for the first quarter of 2021, an increase of 9 bp from 3.34% for the first quarter of 2020. Average earning assets for the first quarter of 2021 were $2.33 billion, an increase of $216.4 million, or 10.3%, from the first quarter of 2020. Total interest income decreased $991 thousand in the first quarter of 2021, compared to the like period in 2020, resulting from the 54 bp decrease in the yield on our average earning assets, which more than offset the benefit attributable to the growth in average earning assets.

Our average interest-bearing liabilities for the first quarter of 2021 were $1.52 billion, a decrease of $45.3 million, or 2.9%, from the first quarter of 2020. Total interest expense decreased by $3.2 million in the first quarter of 2021, when compared to the like period in 2020, as the average rate paid on our interest-bearing liabilities decreased by 80 bp. The net accretion of fair value adjustments on acquired loans added 14 bp to our net interest margin and 17 bp to our average yield on loans in the first quarter of 2021, an increase from the first quarter of 2020 of 9 bp and 10 bp, respectively. We expect the impact of this net accretion to decrease in future periods. PPP loans, with an average yield of 4.79% and an interest spread (net of an assumed funding cost at 0.35%) of 4.44%, increased our net interest margin by 9 bp in the first quarter of 2021.

In the first quarter of 2021, the current benefit to our net interest margin of net accretion of fair value adjustments on acquired loans and our PPP lending offset the underlying compression in our net interest margin, which underlying compression has been an ongoing consequence of the low interest rate environment resulting from the COVID-19 pandemic.

Interest Income

Interest income decreased by $991 thousand, or 4.5%, to $21.2 million for the first quarter of 2021 compared to $22.2 million for the first quarter of 2020. Interest income on loans and leases decreased by $296 thousand, or 1.5%, while average loans increased by $139.1 million, or 7.9%, to $1.89 billion in the first quarter of 2021 compared to the first quarter of 2020. The average yield on loans was 4.22% in the first quarter of 2021, down 36 bp from 4.58% for the first quarter of 2020, primarily driven by the lower interest rate environment. PPP interest income was $2.2 million in the first quarter of 2021; the PPP program did not exist in the first quarter of 2020. PPP loans increased our average loan yield by 7 bp in the first quarter of 2021. The average yield on available for sale securities decreased by 130 bp to 1.46% in the first quarter of 2021. The average balance of available for sale securities increased by $148.7 million, or 65.3%, in the first quarter of 2021, compared to the first quarter of 2020, with $167.7 million of this increase in our mortgage backed securities (“MBS”) portfolio, as purchases were at substantially lower market rates. The average yield on our interest-bearing deposits in banks fell 105 bp to 0.06% in the first quarter of 2021, compared to the same period in 2020, reflective of the significant decline in market rates of interest.

Interest Expense

Interest expense decreased by $3.2 million, or 67.1%, to $1.6 million for the first quarter of 2021, compared to $4.7 million for the same period in 2020. The average rate on our interest-bearing liabilities decreased by 80 bp to 0.41% for the first quarter of 2021 compared to the first quarter of 2020. Interest expense on deposits decreased by $2.6 million for the first quarter of 2021 compared to the first quarter of 2020; our average interest-bearing deposits increased by $61.4 million while the average rate on interest-bearing deposits decreased by 86 bp. We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $585 thousand and the average balance decreased by $113.2 million in the first quarter of 2021 compared to the first quarter of 2020. The average rate paid on FHLB advances, at 0.86% for the first quarter of 2021, decreased by 44 bp when compared to the same period in 2020.

Average Balances, Yields and Rates

The following table sets forth average balances, annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

	Three months ended March 31,
	2021			2020
	Average	Income	Yield	Average	Income	Yield
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate
Earning assets
Loans and leases: (1)
Commercial loans and leases	$344,841	$3,085	3.63%	$377,198	$4,305	4.59%
Commercial real estate	736,282	8,556	4.71	690,930	8,446	4.92
Construction and land	117,251	1,109	3.84	131,489	1,463	4.47
Residential real estate	443,225	4,072	3.73	509,034	5,244	4.14
Consumer	65,136	658	4.09	45,664	520	4.58
Total portfolio loans	1,706,735	17,479	4.15	1,754,315	19,978	4.58
Paycheck Protection Program loans	186,728	2,203	4.79	—	—	—
Total loans and leases	1,893,463	19,682	4.22	1,754,315	19,978	4.58
Securities available for sale: (2)
U.S Government agencies	48,253	288	2.42	70,831	492	2.79
Mortgage-backed	319,063	929	1.18	151,399	978	2.60
Corporate debentures	9,152	140	6.20	5,522	92	6.73
Total available for sale securities	376,468	1,357	1.46	227,752	1,562	2.76
Securities held to maturity: (2)	6,283	89	5.72	7,750	112	5.83
FHLB Atlanta stock, at cost	10,687	101	3.85	15,708	174	4.46
Interest bearing deposit in banks	38,297	6	0.06	84,860	234	1.11
Loans held for sale	—	—	—	18,424	166	3.62
Total earning assets	2,325,198	21,235	3.70%	2,108,809	22,226	4.24%
Cash and due from banks	10,586			13,610
Bank premises and equipment, net	40,993			42,689
Goodwill	31,449			65,949
Core deposit intangible	5,563			8,219
Other assets	145,158			141,291
Less: allowance for credit losses	(19,098)			(10,719)
Total assets	$2,539,849			$2,369,848
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$218,053	22	0.04%	$183,305	$157	0.34%
Money market	442,930	83	0.08	368,779	706	0.77
Savings	171,508	12	0.03	133,577	45	0.13
Time deposits	438,545	543	0.50	523,980	2,302	1.77
Total interest-bearing deposits	1,271,036	660	0.21	1,209,641	3,210	1.07
Borrowings:
FHLB advances	207,696	441	0.86	320,868	1,026	1.30
Fed funds and other borrowings	12,983	1	0.03	6,665	4	0.21
Subordinated debt	28,454	445	6.35	28,258	461	6.56
Total borrowings	249,133	887	1.44	355,791	1,491	1.69
Total interest-bearing funds	1,520,169	1,547	0.41%	1,565,432	4,701	1.21%
Noninterest-bearing deposits	699,021			464,701
Other liabilities	23,379			24,910
Total liabilities	2,242,569			2,055,043
Stockholders’ equity	297,280			314,805
Total liabilities & equity	$2,539,849			$2,369,848
Net interest rate spread (3)		$19,688	3.29%		$17,525	3.03%
Benefit of net noninterest-bearing liabilities			0.14			0.31
Net interest margin on earning assets (4)			3.43%			3.34%

(1)	Loan fee income is included in the interest income calculation, and non-accrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total earning assets.

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

	Three months ended March 31,
	2021 vs. 2020
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(1,220)	$(895)	$(325)
Commercial real estate	110	(347)	457
Construction and land	(354)	(204)	(150)
Residential real estate	(1,172)	(524)	(648)
Consumer	138	(55)	192
Total interest on portfolio loans	(2,499)	(2,025)	(474)
Paycheck Protection Program (PPP)	2,203	—	2,203
Total interest on loans and leases	(296)	(2,025)	1,729
Securities available for sale:
U.S. Gov agencies	(204)	(65)	(139)
Mortgage-backed	(49)	(529)	480
Corporate debentures	48	(7)	55
Total interest on available for sale securities	(205)	(601)	396
Securities held to maturity	(23)	(2)	(21)
FHLB Atlanta stock, at cost	(73)	(23)	(50)
Interest bearing deposit in banks	(228)	(219)	(9)
Loans held for sale	(166)	(165)	(1)
Total interest income	(991)	(3,035)	2,044
Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(135)	(137)	2
Money market	(623)	(631)	8
Savings	(33)	(32)	(1)
Time deposits	(1,759)	(1,635)	(124)
Total deposit on deposits	(2,550)	(2,435)	(115)
Borrowings:
FHLB advances	(585)	(344)	(241)
Fed funds and other borrowings	(3)	(3)	(0)
Subordinated debt	(16)	(15)	(1)
Total interest on borrowings	(604)	(362)	(242)
Total interest expense	(3,154)	(2,797)	(357)
Effect on net interest earned	$2,163	$(238)	2,401

Provision for Credit Losses

We recorded a provision for credit losses of $1.0 million for the first quarter of 2021, compared to a $3.4 million provision for the first quarter of 2020, a decrease of $2.4 million. The higher provision for credit losses in the first quarter 2020 reflected the rapidly changing economic environment and uncertainty resulting from the COVID-19 pandemic. For the first quarter of 2021, the provision for credit losses, net of net charge-offs of $1.8 million, resulted in a decrease in the allowance for loan and lease losses of $794 thousand. For the first quarter of 2020, the provision for credit losses, net of net charge-offs of $462 thousand, resulted in an increase in the allowance for loan and lease losses of $3.0 million. Our allowance for loan and lease losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” and “Allowance for Loan and Lease Losses” of this MD&A.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	$ Change	% Change
Service charges on deposit accounts	$539	$642	$(103)	(16.0)%
Realized and unrealized gains on mortgage banking activity	—	1,036	(1,036)	(100.0)
Income from bank owned life insurance	424	445	(21)	(4.7)
Loan related fees and service charges	297	581	(284)	(48.9)
Other operating income	809	662	147	22.2
Total noninterest income	$2,069	$3,366	$(1,297)	(38.5)%

Noninterest income was $2.1 million for the three months ended March 31, 2021, a decrease of $1.3 million, or 38.5%, compared to $3.4 million for the same period in 2020.  The primary driver of this decrease was a $1.4 million decrease in noninterest income attributable to our former mortgage banking activities, consisting of $1.0 million of realized and unrealized gains on mortgage banking activity and $389 thousand in loan related fees and service charges in the first quarter of 2020. There was no noninterest income from the now exited mortgage banking activities in the first quarter of 2021. Noninterest income other than from mortgage banking activities for the first quarter of 2021 increased by $128 thousand, or 6.6%, from the first quarter of 2020.

Service charges on deposit accounts, which consist of account activity fees such as nonsufficient funds (“NSF”) and overdraft fees in addition to other standard deposit fees, decreased $103 thousand in the first quarter of 2021, compared to the first quarter of 2020. While our standard deposit fees were up $78 thousand in the first quarter of 2021, NSF and overdraft fees were down $181 thousand from the first quarter of 2020, with a portion of this reduction representing accommodations to COVID-19 impacted customers in the current economic environment and higher liquidity maintained by other customers.

Loan related fees and service charges were $297 thousand in the first quarter of 2021, a decrease of $284 thousand from the first quarter of 2020. Loan related fees and service charges, other than from mortgage banking activities for the first quarter of 2020, increased by $105 thousand, or 54.0%, when compared to the first quarter of 2020, due to increased lending activity.

Other operating income, which consist mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, increased $147 thousand in the first quarter of 2021, compared to the first quarter of 2020, driven by an $80 thousand increase in interchange fees, as consumer spending and card utilization increased from the first quarter 2020, when spending and utilization was adversely impacted by the initial drop in economic activity due to the pandemic.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$6,922	$8,441	$(1,519)	(18.0)%
Occupancy and equipment	1,325	1,033	292	28.3
Marketing and business development	297	450	(153)	(34.0)
Professional fees	734	726	8	1.1
Data processing fees	884	927	(43)	(4.6)
FDIC assessment	295	193	102	52.8
Other real estate owned	40	78	(38)	(48.7)
Loan production expense	154	468	(314)	(67.1)
Amortization of core deposit intangible	615	699	(84)	(12.0)
Other operating expense	1,076	1,544	(468)	(30.3)
Total noninterest expense	$12,342	$14,559	$(2,217)	(15.2)%

Noninterest expenses were $12.3 million for the first quarter of 2021, a decrease of $2.2 million, or 15.2%, compared to $14.6 million for the first quarter of 2020.  Noninterest expenses attributable to our former mortgage banking activities were $1.4 million in the first quarter of 2020, primarily consisting of $928 thousand in compensation and benefits expense, $259 thousand in loan production expense, and $251 thousand in all other expense categories. There were no noninterest expenses from the former mortgage banking activities in the first quarter of 2021. Noninterest expenses other than from mortgage banking activities for the first quarter of 2021 decreased by $779 thousand, or 5.9%, from the first quarter of 2020.

Compensation and benefits expense is the largest component of our noninterest expense. Compensation and benefits expense other than from our former mortgage banking activities decreased by $591 thousand, or 7.9%, in the first quarter of 2021, compared to the same period in 2020. The first quarter of 2020 included $698 thousand of additional compensation expense attributable to the departure of our former CFO.

Occupancy and equipment expense increased by $292 thousand in the first quarter of 2021, compared to the first quarter of 2020. The first quarter of 2021 reflects ongoing incremental expenses associated with COVID-19 deep cleaning efforts as well as higher snow removal expenses when compared to the first quarter of 2020.

Our marketing and business development expenses decreased by $153 thousand in the first quarter of 2021, driven primarily by the impact of COVID-19 and reduced levels of customer and non-customer direct contact.

Our FDIC insurance expense increased by $102 thousand in the first quarter of 2021, compared to the first quarter of 2020. Our FDIC assessment rate is higher due to the impact of the goodwill impairment charge, recorded in the second quarter of 2020, on the assessment calculation.

Other operating expenses decreased by $468 thousand in the first quarter of 2021. Other operating expenses consist mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. First quarter 2020 other operating expenses included $403 thousand of additional expenses that were the result of the reevaluation of certain expense accruals.

Income Tax Expense

For the first quarter of 2021, we recorded an income tax expense of $2.2 million compared to an income tax benefit of $456 thousand in the first quarter of 2020. The first quarter of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017 to tax years ending up to five years earlier. As a result, we were able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million carryback tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years. Our effective tax rate for the first quarter of 2021 was 26.3% compared to an effective tax rate of (15.8)% for the first quarter of 2020. Before the impact of the $1.2 million carryback benefit, the effective tax rate for the first quarter of 2020 would have been 25.0%.

Nonperforming and Problem Assets; COVID – Related Loan Deferrals

We perform reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner. Loans are placed on non-accrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan. Loans are also placed on non-accrual status if we have serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and subsequent income, if any, is recognized only to the extent received. The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Our level of COVID-19-related loan deferrals, after a large decline from their 2020 peak through December 31, 2020, have been relatively stable since that date. As of March 31, 2021, a total of $54.2 million of loans, representing 2.8% of total loans and 3.1% of portfolio loans, were performing under some form of deferral or other payment relief. By comparison, a total of $56.1 million of loans, representing 3.0% of total loans and 3.3% of portfolio loans, were performing under some form of deferral or other payment relief as of December 31, 2020. June 30, 2020 loan deferrals, at $291.4 million, representing 15.3% of total loans and 17.1% of portfolio loans, were our highest level of loan deferrals at any quarter-end since the start of the pandemic. Included in total deferrals at March 31, 2021 are second deferrals (including deferrals where the cumulative inception to date deferral is greater than six months) of $27.6 million. Full payment deferrals at March 31, 2021 represent 36% of total deferrals while principal only deferrals represent 64% of total deferrals. As of May 6, 2021, loan deferrals were $47.9 million, representing 2.5% of total loans and 2.7% of portfolio loans. We expect that some requests for payment deferral extensions will continue while other borrowers currently on payment deferral will resume payments.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of non-accrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	March 31,	December 31,
(in thousands)	2021	2020
Non-accrual loans:
Real estate loans:
Construction and land	$278	$581
Residential - first lien	9,858	12,635
Residential - junior lien	1,471	1,250
Commercial owner occupied	607	416
Commercial non-owner occupied	528	528
Commercial and leases	1,530	2,508
Consumer	316	—
Total non-accrual loans	14,588	17,918
Accruing troubled debt restructured loans:
Real estate loans:
Residential - first lien	1,129	1,153
Commercial and leases	6	359
Total accruing troubled debt restructured loans	1,135	1,512
Total nonperforming loans	15,723	19,430
Other real estate owned:
Land	534	648
Residential - first lien	95	95
Total other real estate owned	629	743
Total nonperforming assets	$16,352	$20,173
Ratios:
Nonperforming loans to total loans and leases	0.81%	1.04%
Nonperforming loans to portfolio loans (1)	0.90%	1.14%
Nonperforming assets to total assets	0.62%	0.79%

Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$—	$34
Commercial owner occupied	—	83
Commercial and leases	—	251
	$—	$368

(1)	Denotes a non-GAAP measure; refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Nonperforming Loans

Government fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to our loan portfolio. Once these stimulus and relief programs have been exhausted, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the resurgence of the virus, including any new strains, offset by the potency of the vaccine along with its extensive distribution, and the ability for customers and businesses to return to their pre-pandemic routines.

Nonperforming loans (“NPLs”) were $15.7 million, or 0.81% of total loans and 0.90% of portfolio loans, at March 31, 2021 compared to $19.4 million, or 1.04% of total loans and 1.14% of portfolio loans, at December 31, 2020. The $3.7 million decrease in NPLs was the result of $1.9 million in payoffs and $1.8 million of charge-offs in the first quarter of 2021. $677 thousand of the first quarter 2021 charge-offs were attributable to the partial charge-off of loans to one borrower where we had recorded a specific allocation of the allowance for loan and lease losses of $894 thousand at December 31, 2020.

Included in non-accrual loans at March 31, 2021 are three TDRs with a carrying balance totaling $385 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were four TDRs totaling $1.1 million that were performing in accordance with their modified terms at March 31, 2021. There were no new TDRs during the first quarter of 2021. In the first quarter 2021, we had one commercial credit of $245 thousand, previously performing in accordance with its modified terms, which was downgraded to nonperforming.

The composition of our nonperforming loans at March 31, 2021 is further described below:

Non-Accrual Loans:

●	Two construction and land loans
●	44 residential first lien loans, one with a fair value of $54 thousand in the process of foreclosure
●	31 residential junior lien loans
●	Three commercial real estate owner-occupied loans, one with a fair value of $294 thousand in the process of foreclosure
●	Four commercial real estate non-owner occupied loans
●	Nine commercial loans, representing five lending relationships
●	One consumer loan

Accruing Troubled Debt Restructured Loans:

●	Three residential real estate loans
●	One commercial loan

Nonperforming Assets

Nonperforming assets (“NPAs”) consist of NPLs and other real estate owned (“OREO”). Our NPAs were $16.4 million, or 0.62% of total assets, at March 31, 2021 compared to $20.2 million, or 0.79% of total assets, at December 31, 2020. The $3.8 million decrease in NPAs since December 31, 2020 was primarily the result of the $3.7 million decrease in NPLs. NPAs represented 0.84% of total loans and OREO at March 31, 2021.

Other Real Estate Owned

Real estate we acquire as a result of foreclosure is classified as OREO. When a property is acquired as a result of foreclosure, it is recorded at fair value less the anticipated cost to sell at the date of foreclosure. If there is a subsequent change in the value of OREO, we record a valuation allowance to adjust the carrying value of the real estate to its current fair value less estimated disposal costs. Costs relating to holding such real estate are expensed in the current period while costs relating to improving such real estate are capitalized up to the property's net realizable value until a saleable condition is reached. Costs in excess of the property's net realizable value would be expensed in the current period.

Our OREO totaled $629 thousand at March 31, 2021, a $114 thousand decrease from $743 thousand at December 31, 2020. There was no valuation expense included in noninterest expense during the first quarter of 2021. For the same period of 2020, there was $21 thousand attributable to net increases in valuation allowances as the current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. In addition, we sold one parcel of land with a carrying balance of $144 thousand in the first quarter of 2021, recording a $25 thousand loss on the sale. There were no additions to OREO during the first quarter of 2021.

OREO at March 31, 2021 consisted of:

●	Several parcels of unimproved land.
●	Two residential 1-4 family properties.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses (the “allowance”) at March 31, 2021 was $18.4 million, a decrease of $794 thousand from $19.2 million at December 31, 2020. Net charge-offs of $1.8 million in the first quarter of 2021 were partially offset by the provision for credit losses of $1.0 million in the first quarter of 2021. Net charge-offs represented 0.43% of average loans (annualized); this compares to net charge-offs of $462 thousand, or 0.10% of average loans (annualized) in the first quarter of 2020. Included in the first quarter 2021 net charge-offs was $677 attributable to one loan relationship where we had established an $894 thousand specific allocation of the allowance as of December 31, 2020. There were no specific allocations of the allowance at March 31, 2021.

Because the Company is a smaller reporting company under SEC rules, the allowance was determined under the incurred loss model. The $18.4 million allowance at March 31, 2021 represented 0.94% of total loans, 1.05% of portfolio loans, and 116.8% of NPLs. By comparison, the $19.2 million allowance at December 31, 2020 represented 1.03% of total loans, 1.13% of portfolio loans, and 98.8% of NPLs.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated:

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Balance at beginning of year	$19,162	$10,401
Charge-offs:
Real estate
Residential first lien loans	(514)	(43)
Residential junior lien loans	(45)	(41)
Commercial owner occupied loans	(1)	(44)
Commercial non-owner occupied loans	—	(37)
Commercial loans and leases	(1,158)	(698)
Consumer loans	(113)	(187)
Total charge-offs	(1,831)	(1,050)
Recoveries:
Real estate
Residential first lien loans	—	25
Residential junior lien loans	4	75
Commercial non-owner occupied loans	1	2
Commercial loans and leases	31	182
Consumer loans	1	2
Total recoveries	37	286
Net charge-offs	(1,794)	(764)
Provision for credit losses (1)	1,000	9,525
Balance at end of period	$18,368	$19,162

Allowance as a % of total loans and leases	0.94%	1.03%
Allowance as a % of portfolio loans (2)	1.05	1.13
Allowance as a % of nonperforming loans	116.82	98.62
Net charge-offs to average total loans and leases	0.43	0.04
Provision for credit losses to average total loans and leases	0.24	0.51

(1)	Portion attributable to loan and lease losses

(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

COVID-19 and Our Evaluation of the Allowance

The March 31, 2021 allowance includes our quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology for the evaluation of COVID-19’s impact on the allowance, which is essentially unchanged since March 31, 2020, identified the following qualitative factors for further review:

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

While our allowance of $18.4 million at March 31, 2021 was down $794 thousand from December 31, 2020, it increased by $8.0 million from December 31, 2019, the last balance sheet date before COVID-19, with cumulative provisions for credit losses attributable to the allowance of $10.5 million from December 31, 2019 to March 31, 2021, partially offset by cumulative net charge-offs of $2.5 million from December 31, 2019 to March 31, 2021. The allowance as a percentage of total loans increased from 0.60% at December 31, 2019 to 0.94% of total loans and 1.05% of portfolio loans at March 31, 2021. Our allowance of $19.2 million at December 31, 2020 increased by $8.8 million since December 31, 2019, with a $9.6 million increase attributable to the qualitative factors noted above, partially offset by the impact of lower historical loss rates and a lower balance of portfolio loans.

Our evaluation of the existence and effect of any concentrations of credit, and changes in the level of such concentrations, has focused on the identification of our exposure to industry segments that may potentially be the most highly impacted by COVID-19. The following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19. All balances are as of March 31, 2021; note that the column “Initial SBA PPP Loan Relief” presents the total balance of PPP loans received by our borrowers in each of the identified loan segments since the inception of the program. The potentially highly impacted loan segments total $354.2 million, or 18.2% of total loans, at March 31, 2021. However, the table presents each of these loan segments as a percentage of portfolio loans, which we believe is a more meaningful measure of our potentially highly impacted loan concentration. The definition of our potentially highly impacted (“PHI”) loan segments has remained unchanged throughout the pandemic.

At March 31, 2021		As % of		As % of	Balance	As % of	Initial	As % of
(dollars in millions)	Loan	Portfolio	Total Credit	Total Credit	with	Loan	SBA PPP	Loan
Loan Category	Balance	Loans (1)	Exposure (2)	Exposure	Deferrals	Category	Loan Relief	Category
CRE - retail	$110.3	6.3%	$112.0	5.1%	$7.8	7.1%	$—	—
Hotels	60.6	3.5%	65.4	2.9%	18.6	30.7%	3.9	6.4%
CRE - residential rental	39.0	2.2%	39.1	1.8%	—	—	—	—
Nursing and residential care	39.8	2.3%	44.6	2.0%	—	—	2.8	7.0%
Retail trade	34.7	2.0%	61.0	2.8%	—	—	17.6	50.8%
Restaurants and caterers	27.1	1.6%	30.0	1.4%	5.7	21.0%	30.1	110.9%
Religious and similar organizations	27.3	1.6%	28.9	1.3%	—	—	7.6	27.8%
Arts, entertainment, and recreation	15.3	0.9%	16.4	0.7%	2.3	15.0%	6.0	39.1%
Total - selected categories	$354.2	20.3%	$397.3	17.9%	$34.4	9.7%	$68.0	19.2%

(1)	A non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliation” for additional detail
(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The PHI breakdown, by loan portfolio segment, at March 31, 2021 is as follows:

(dollars in millions)			As % of	As % of
	Loan	As % of	Portfolio	Total PHI
Loan Portfolio Segment	Balance	Total Loans	Loans (1)	Loans
Commercial real estate - non-owner occupied	$215.1	11.0%	12.3%	60.7%
Commercial real estate - owner occupied	65.0	3.3%	3.7%	18.4%
Construction and land	37.6	1.9%	2.2%	10.6%
Commercial loans and leases	34.5	1.8%	2.0%	9.7%
Other	2.0	0.1%	0.1%	0.6%
Total	$354.2	18.2%	20.3%	100.0%

We will continue to closely monitor portfolio conditions and reevaluate the adequacy of the allowance.  While our ongoing active management of the portfolio, government fiscal stimulus, COVID-19 related payment deferrals, and PPP loan assistance have reduced the short-term risk in our loan portfolio and traditional lagging indicators of delinquencies and nonperforming loans remain historically modest, we believe there is the potential for additional risk rating downgrades and an increase in charge-offs in future periods.

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

We recorded acquired credit impaired loans in our acquisitions net of purchase accounting adjustments. Subsequent to the acquisition date, we continue to monitor cash flows on a quarterly basis, to determine the performance of each acquired credit impaired loan in comparison to our initial performance expectations. Subsequent decreases in the present value of expected cash flows will be recorded as an increase in the allowance through a provision for credit losses. Subsequent significant increases in cash flows result in a reversal of the provision for credit losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

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

Nonperforming loans are evaluated at the time the loan is identified as impaired, on a case by case basis, and reported at the lower of cost or net realizable value. Net realizable value is measured based on the value of the collateral securing the loan, less estimated costs to sell. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by us. Appraised values may be discounted based on management’s historical experience, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. The difference between the appraised value and the principal balance of the loan will determine the specific allowance valuation required for the loan, if any. Nonperforming loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

We evaluate the loan portfolio on at least a quarterly basis, more frequently if conditions warrant, and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the Maryland Office of the Commissioner of Financial Regulation (“the Commissioner”) and the FDIC will periodically review the allowance. The Commissioner and the FDIC may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

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

	March 31, 2021		December 31, 2020
(in thousands)	Amount	Percent (1)	Amount	Percent (1)
Real estate loans:
Construction and land loans	$1,193	6.1%	$1,349	6.3%
Residential first lien loans	2,650	19.7	2,309	20.4
Residential junior lien loans	635	2.9	832	3.2
Commercial owner occupied loans	2,198	13.1	2,207	13.5
Commercial non-owner occupied loans	7,072	25.5	7,156	26.3
Total real estate loans	13,748	67.4	13,853	69.7
Commercial loans and leases	3,267	18.5	4,131	17.9
Consumer loans	1,353	3.8	1,178	3.4
Total portfolio loans (2)	18,368	89.6	19,162	91.0
Paycheck Protection Progrram (PPP) loans	—	10.4	—	9.0
Total loans and leases	$18,368	100.0%	$19,162	100.0%

(1)	Represents the percent of loans in each category to total loans
(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our management Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2021 and December 31, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

●	Expected loan demand;
●	Expected deposit flows and borrowing maturities;
●	Yields available on interest-bearing deposits with banks and securities; and
●	The objectives of our asset/liability management program.

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2021 and December 31, 2020, cash and cash equivalents totaled $79.6 million and $74.6 million, respectively. Our excess liquid assets were invested in interest-bearing deposits in banks (primarily the Federal Reserve Bank of Richmond). The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our unaudited Condensed Consolidated Financial Statements.

Our total commitments to extend credit and available credit lines are discussed in the “Commitments and Off-Balance Sheet Arrangements” section of this MD&A, including a table presenting our comparative exposure at March 31, 2021 and December 31, 2020.

CDs maturing within one year at March 31, 2021 totaled $383.9 million, or 82.4% of total CDs and 18.8% of total deposits; by comparison, CDs maturing with one year at March 31, 2020 totaled $416.1 million, or 85.9% of total CDs and 21.1% of total deposits. If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances. Based on current market conditions, approximately 30% of our $127.3 million in our customer CDs with maturities of one year or less are at significantly higher rates than current market rates for both customer CDs and other funding sources. As a result, we do not expect to retain some portion of our customer CDs with maturities of one year or less as of March 31, 2021.

Our primary investing activity is originating loans. During the three months ended March 31, 2021 and March 31, 2020, cash used to fund net loan growth was $82.9 million and $16.2 million, respectively. PPP loans accounted for $34.0 million of the net loan growth in the first quarter of 2021. During the first quarter of 2021, we purchased $43.8 million of securities which were partially offset by $31.5 million of securities maturities / calls / paydowns. In the first quarter of 2020, we purchased $64.4 million of securities which were partially offset $10.4 million of securities maturities / calls / paydowns.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits during the quarters ended March 31, 2021 and 2020 of $69.5 million and $74.5 million, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors, including the pandemic which caused significant growth in deposit balances held by both households and businesses.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which can provide an additional source of funds. FHLB advances increased to $225.0 million at March 31, 2021 compared to $200.0 million at December 31, 2020. At March 31, 2021, we had an available line of credit for $634.4 million at the FHLB, with borrowings limited to a total of $471.6 million based on pledged collateral. At December 31, 2020, we had an available line of credit for $639.7 million at the FHLB, with borrowings limited to a total of $475.0 million based on pledged collateral. Additionally, we participated in and continue to have access to borrowing availability under the FRB's PPPLF. At March 31, 2021 and December 31, 2020 we had no outstanding PPPLF advances.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2021 and December 31, 2020, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Commitments and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our customers. These financial instruments are limited to commitments to originate loans and involve, to varying degrees, elements of credit, interest rate, and liquidity risk. We do not believe these represent unusual risks, and management does not anticipate any losses that would have a material effect on us.

Outstanding loan commitments and lines of credit at the dates indicated were as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Unfunded loan commitments	$110,306	$147,603
Unused lines of credit	430,242	407,722
Letters of credit	13,454	14,707
Total commitments to extend credit and available credit lines	$554,002	$570,032

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. We generally base the collateral required on the credit evaluation of the counterparty. Commitments generally have interest rates at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any one time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer's credit-worthiness on a case-by-case basis. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. Our reserve for potential credit losses related to these commitments, recorded in other liabilities on the Condensed Consolidated Balance Sheets, was $320 thousand at both March 31, 2021 and December 31, 2020.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Funding

The objective of effective liquidity management is to seek to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, the Asset/Liability Committee of the Board (“Board ALCO”) establishes and monitors liquidity guidelines, which generally include maintaining sufficient asset based liquidity to cover potential funding requirements and avoiding an over-dependence on volatile, less reliable funding markets. We manage liquidity at both the parent and subsidiary levels through active management of the balance sheet.

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

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both March 31, 2021 and December 31, 2020 are presented in the following table. Due to low current market interest rates, it was not possible to calculate a market rate decrease of 200 bp because many of the market interest rates would fall below zero in that scenario. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income

Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp
Policy limits	(15)%	(12)%	(10)%	(10)%	(10)%	(12)%
March 31, 2021	2.0%	1.6%	1.0%	0.7%	(4.9)%	na
December 31, 2020	0.0%	0.5%	1.1%	1.5%	(4.7)%	na

Item 4.          Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2021. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.         Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.      Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 16, 2021, as well as cautionary statements contained in this report, including those under the caption “Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits

Exhibit No.	Description		Incorporated by Reference to, or Filed Herewith, as Noted:
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101	Extensible Business Reporting Language (“XBRL”)		Filed herewith
	101.INS	XBRL Instance File
	101.SCH	XBRL Schema File
	101.CAL	XBRL Calculation File
	101.DEF	XBRL Definition File
	101.LAB	XBRL Label File
	101.LAB	XBRL Label File
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

May 10, 2021	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

May 10, 2021	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Chief Financial Officer