Form 10-Q
period 2021-06-30
Howard Bancorp Inc
filed 2021-08-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding as of August 6, 2021.

Common Stock, $0.01 par value – 18,810,586 shares

HOWARD BANCORP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to, statements related to our proposed merger with F.N.B. Corporation (“F.N.B.”), including the expected timing to close the transaction, statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the failure to obtain necessary regulatory approvals for our proposed merger with F.N.B. (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), and approval of our stockholders or to satisfy any of the other conditions to the merger on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of the Company, F.N.B. or both to terminate the merger agreement;
●	the possibility that the anticipated benefits of the proposed merger with F.N.B., including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Howard and F.N.B. do business, or as a result of other unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities as a result of the proposed merger with F.N.B.;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with F.N.B.;
●	the outcome of any legal proceedings that may be instituted against the Company or F.N.B. as a result of the proposed merger with F.N.B.;

F.N.B.’s ability to complete the acquisition and integration of the Company and Howard Bank successfully, and other factors that may affect ours or F.N.B.’s future results;

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Condensed Consolidated Balance Sheets - Unaudited

	June 30,	December 31,
(dollars in thousands, except share data)	2021	2020
ASSETS
Cash and due from banks	$12,681	$9,415
Interest-bearing deposits with banks	59,754	65,204
Total cash and cash equivalents	72,435	74,619
Securities available for sale, at fair value	367,873	375,397
Securities held to maturity, at amortized cost	6,000	7,250
Nonmarketable equity securities	8,956	10,637
Loans and leases, net of unearned income	1,942,507	1,865,961
Allowance for loan and lease losses	(18,288)	(19,162)
Net loans and leases	1,924,219	1,846,799
Bank premises and equipment, net	40,290	41,142
Goodwill	31,449	31,449
Core deposit intangible	4,586	5,795
Bank owned life insurance	78,443	77,597
Other real estate owned	629	743
Deferred tax assets, net	28,324	31,254
Interest receivable and other assets	36,337	35,309
Total assets	$2,599,541	$2,537,991
LIABILITIES
Noninterest-bearing deposits	$778,388	$676,801
Interest-bearing deposits	1,247,169	1,298,613
Total deposits	2,025,557	1,975,414
FHLB advances	205,000	200,000
Customer repurchase agreements and other borrowings	13,436	13,634
Subordinated debt	28,690	28,437
Total borrowings	247,126	242,071
Accrued expenses and other liabilities	23,595	25,874
Total liabilities	2,296,278	2,243,359
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,794,586 shares at June 30, 2021 and 18,744,710 at December 31, 2020	188	187
Capital surplus	271,086	270,591
Retained earnings	31,825	18,167
Accumulated other comprehensive income	164	5,687
Total stockholders’ equity	303,263	294,632
Total liabilities and stockholders’ equity	$2,599,541	$2,537,991

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income - Unaudited

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$39,370	$39,518	$19,688	$19,540
Interest and dividends on securities	3,235	3,749	1,688	1,901
Other interest income	12	433	6	33
Total interest income	42,617	43,700	21,382	21,474
INTEREST EXPENSE
Deposits	1,070	5,593	410	2,383
FHLB advances	884	1,532	443	506
Customer repurchase agreements and other borrowings	2	17	1	13
Subordinated debt	891	913	446	452
Total interest expense	2,847	8,055	1,300	3,354
NET INTEREST INCOME	39,770	35,645	20,082	18,120
Provision for credit losses	1,000	6,445	—	3,000
Net interest income after provision for credit losses	38,770	29,200	20,082	15,120
NONINTEREST INCOME
Service charges on deposit accounts	1,193	1,075	654	432
Realized and unrealized gains on mortgage banking activity	—	1,036	—	—
Gain on the sale of securities	—	3,044	—	3,044
Income from bank owned life insurance	845	886	421	441
Loan related fees and service charges	568	755	271	175
Other operating income	1,816	1,329	1,007	667
Total noninterest income	4,422	8,125	2,353	4,759
NONINTEREST EXPENSE
Compensation and benefits	14,065	14,700	7,143	6,259
Occupancy and equipment	2,643	2,275	1,318	1,242
Marketing and business development	638	903	341	453
Professional fees	1,543	1,360	809	634
Data processing fees	1,866	1,776	982	849
FDIC assessment	466	397	171	236
Other real estate owned	40	346	—	268
Loan production expense	335	660	181	192
Amortization of core deposit intangible	1,209	1,379	594	680
Goodwill impairment	—	34,500	—	34,500
Other operating expense	1,834	3,891	758	2,315
Total noninterest expense	24,639	62,187	12,297	47,628
INCOME (LOSS) BEFORE INCOME TAXES	18,553	(24,862)	10,138	(27,749)
Income tax expense	4,895	1,204	2,682	1,660
NET INCOME (LOSS)	$13,658	$(26,066)	$7,456	$(29,409)
NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.73	$(1.39)	$0.40	$(1.57)
Diluted	$0.72	$(1.39)	$0.40	$(1.57)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$13,658	$(26,066)	$7,456	$(29,409)
Other comprehensive income (loss):
Investments available for sale:
Reclassification adjustment for realized gains	—	(3,044)	—	(3,044)
Related income tax	—	838	—	838
Unrealized holding (losses) gains	(7,574)	4,841	4,088	(828)
Related income tax benefit (expense)	2,051	(1,332)	(1,108)	228
Comprehensive income (loss)	$8,135	$(24,763)	$10,436	$(32,215)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Six Months Ended
Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148
Net loss	—	—	—	(26,066)	—	(26,066)
Other comprehensive income	—	—	—	—	1,303	1,303
Director stock awards	8,151	—	137	—	—	137
Employee stock purchase plan	12,581	—	195	—	—	195
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation expense	—	—	241	—	—	241
Vested restricted stock units	834	—	—	—	—	—
Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281

Balances at December 31, 2020	18,744,710	$187	$270,591	$18,167	$5,687	$294,632
Net income	—	—	—	13,658	—	13,658
Other comprehensive loss	—	—	—	—	(5,523)	(5,523)
Director stock awards	12,408	—	150	—	—	150
Employee stock purchase plan	10,587	1	108	—	—	109
Stock-based compensation expense	—	—	322	—	—	322
Vested restricted stock units, net of shares held for taxes	26,881	—	(85)	—	—	(85)
Balances at June 30, 2021	18,794,586	$188	$271,086	$31,825	$164	$303,263

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income	Total
Three Months Ended
Balances at March 31, 2020	18,714,844	$187	$269,918	$38,501	$6,752	$315,358
Net loss	—	—	—	(29,409)	—	(29,409)
Other comprehensive loss	—	—	—	—	(2,806)	(2,806)
Stock-based compensation expense	—	—	138	—	—	138
Vested restricted stock units	834	—	—	—	—	—
Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281

Balances at March 31, 2021	18,782,399	$188	$270,934	$24,369	$(2,816)	$292,675
Net income	—	—	—	7,456	—	7,456
Other comprehensive income	—	—	—	—	2,980	2,980
Stock-based compensation expense	—	—	177	—	—	177
Vested restricted stock units, net of shares held for taxes	12,187	—	(25)	—	—	(25)
Balances at June 30, 2021	18,794,586	$188	$271,086	$31,825	$164	$303,263

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows - Unaudited

	Six Months Ended
	June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,658	$(26,066)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	1,000	6,445
Deferred income tax	4,982	481
Provision for other real estate owned	—	257
Depreciation and amortization	1,356	1,108
Stock-based compensation	387	378
Net accretion of discount on purchased loans	(934)	(590)
Gain on sale of securities	—	(3,044)
Net amortization of intangible asset	1,209	1,379
Goodwill impairment	—	34,500
Loans originated for sale	—	(79,847)
Proceeds from sale of loans originated for sale	—	111,593
Realized and unrealized gains on mortgage banking activity	—	(1,036)
Loss on sale of other real estate owned, net	25	28
Cash surrender value of bank owned life insurance	(845)	(886)
Decrease in interest receivable and other assets	649	4,040
Decrease in accrued expenses and other liabilities	(2,278)	(1,666)
Other, net	41	31
Net cash provided by operating activities	19,250	47,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(54,628)	(179,695)
Proceeds from sales, maturities and calls of investment securities	55,788	130,815
Net increase in loans and leases outstanding	(77,486)	(153,067)
Proceeds from the sale of other real estate owned	89	727
Purchase of premises and equipment	(251)	(69)
Proceeds from the sale of premises and equipment	—	743
Net cash used in investing activities	(76,488)	(200,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	50,143	116,309
Net (decrease) increase in customer repurchase agreements and other borrowings	(198)	31,707
Net increase (decrease) in FHLB advances	5,000	(39,000)
Proceeds from issuance of common stock, net of cost	109	195
Repurchase of common stock	—	(6,677)
Net cash provided by financing activities	55,054	102,534

Net decrease in cash and cash equivalents	(2,184)	(50,907)
Cash and cash equivalents at beginning of period	74,619	109,977
Cash and cash equivalents at end of period	$72,435	$59,070
SUPPLEMENTAL INFORMATION
Cash payments for interest	$2,955	$8,103
Cash payments for income taxes	2,012	15
Transferred from loans to other real estate owned	—	51
Cash payments for operating leases	318	441
Lease liabilities arising from obtaining right of use assets (see Note 7)	—	2,011
Liability for unsettled securities purchases	—	10,238

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of goodwill and deferred tax assets, and other-than-temporary impairment of investment securities.

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

The allowance consists of a specific component and a nonspecific component. The components of the allowance represent an estimation performed pursuant to either the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 450 Contingencies or ASC Topic 310 Receivables. The specific component of the allowance reflects estimated incurred losses resulting from an analysis developed through credit allocations for individual loans and leases. The credit allocations are based on a regular analysis of all loans and leases over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification.

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

The Company’s credit policies state that after all collection efforts have been exhausted, and the loan or lease is deemed to be a loss, then the remaining loan or lease balance will be charged to the Company’s established allowance. All loans and leases are evaluated for loss potential once it has been determined by the Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan or lease is deemed not to be well secured, the loan or lease would be moved to nonaccrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined, a charge-off against the allowance for the amount of the loss is taken. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus (“COVID-19”) pandemic in the first half of 2020 included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in the Company performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the quarter ended June 30, 2020. Based on the annual impairment analysis, performed in the fourth quarter of 2020, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at June 30, 2021.

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

Recent Accounting Pronouncements

The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022.

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

The FASB has issued ASU 2016-13, Financial Instruments—Loan Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected loan losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected loan losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of current expected loan losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This ASU, as amended by ASU 2019-10, will be effective for the Company on January 1, 2023.

In addition, the FASB has issued ASU 2019-10, Financial Instruments – Credit losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU amends the effective date of the current expected credit loss standard (ASU 2016-13) for smaller reporting companies, as defined by the SEC. The one-time determination of whether an entity is eligible to be a smaller reporting company was based on an entity’s then most recent determination, in accordance with SEC regulations, as of November 15, 2019; the Company met this definition of smaller reporting company. As a result, the effective date of ASU 2016-03 for the Company has been amended from fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, to fiscal years beginning after December 31, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements, and has licensed and implemented third party software to gather historical data and review the methodologies and assumptions to be utilized.

Note 2:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments at the dates indicated are presented in the following table:

(in thousands)	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$41,257	$887	$—	$42,144	$48,297	$1,308	$—	$49,605
Mortgage-backed	317,380	2,325	3,235	316,470	310,289	6,429	46	316,672
Other investments	9,008	259	8	9,259	9,008	124	12	9,120
	$367,645	$3,471	$3,243	$367,873	$367,594	$7,861	$58	$375,397
Held to maturity Corporate debentures	$6,000	$30	$2	$6,028	$7,250	$17	$32	$7,235

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020 are presented in the following tables:

June 30, 2021
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
Mortgage-backed	$255,081	$3,235	$—	$—	$255,081	$3,235
Other investments	—	—	3,000	8	3,000	8
	$255,081	$3,235	$3,000	$8	$258,081	$3,243
Held to maturity Corporate debentures	$—	$—	$498	$2	$498	$2

December 31, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
Mortgage-backed	$21,572	$46	$—	$—	$21,572	$46
Other investments	1,496	4	3,000	8	4,496	12
	$23,068	$50	$3,000	$8	$26,068	$58
Held to maturity Corporate debentures	$3,468	$32	$—	$—	$3,468	$32

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include: (1) the duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) the structure of the security. The number of securities in the portfolio with unrealized losses totaled 59 and 11 at June 30, 2021 and December 31, 2020, respectively.

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

The amortized cost and estimated fair values of investment securities, by contractual maturity, at the dates indicated are presented in the following table. Expected maturities will differ from contractual maturities as borrowers may have the right to prepay obligations with or without prepayment penalties.

(in thousands)	June 30, 2021		December 31, 2020
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$6,000	$6,028	$4,017	$4,062
After one through five years	30,662	31,892	21,723	22,914
After five through ten years	17,957	18,279	37,820	38,453
After ten years	319,026	317,702	311,284	317,203
	$373,645	$373,901	$374,844	$382,632

At June 30, 2021 and December 31, 2020, securities with a fair value of $242.3 million and $226.2 million, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve Bank of Richmond (“FRB”) Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at June 30, 2021.

Note 3:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore - Washington Metropolitan Area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan and lease portfolio segment balances at the dates indicated are presented in the following table:

	June 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$118,442	6.1%	$116,675	6.3%
Residential - first lien	408,340	21.1	380,865	20.4
Residential - junior lien	55,192	2.8	60,002	3.2
Total residential real estate	463,532	23.9	440,867	23.6
Commercial - owner occupied	252,344	13.0	251,061	13.5
Commercial - non-owner occupied	522,374	26.9	491,630	26.3
Total commercial real estate	774,718	39.9	742,691	39.8
Total real estate loans	1,356,692	69.9	1,300,233	69.7
Commercial loans and leases [1]	357,761	18.4	334,086	17.9
Consumer	85,394	4.4	64,003	3.4
Paycheck Protection Program (PPP)	142,660	7.3	167,639	9.0
Total loans and leases	$1,942,507	100.0%	$1,865,961	100.0%

1 Includes equipment financing leases of $2,431 and $3,597 at June 30, 2021 and December 31, 2020, respectively.

The Paycheck Protection Program (“PPP”) provides financial relief and funding opportunities for small businesses from approved Small Business Administration (“SBA”) lenders. In response to the COVID-19 pandemic, as an SBA lender, the Bank actively assisted its qualified customers with applications and lending through this program, as amended by subsequent legislation. During 2020, the Bank funded PPP loans with principal balances totaling $201.0 million of which $48.2 million in principal balances were still outstanding at June 30, 2021. With the relaunch of the program by the SBA on January 19, 2021, the Bank funded additional PPP loans with principal balances totaling $100.5 million during 2021, of which $98.1 million in principal balances were still outstanding at June 30, 2021. PPP loans at June 30, 2021 totaled $142.7 million, consisting of $146.3 million in principal balances less $3.7 million of unaccreted net deferred loan fees. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Total loan and lease balances at June 30, 2021 and December 31, 2020 include net deferred loan fees or costs, including premiums on purchased loans. Net deferred loan costs, including premiums on purchased loans, were $607 thousand at June 30, 2021; this amount included the $3.7 million in net deferred loan fees attributable to PPP loans. Net deferred loan fees, including premiums on purchased loans, totaled $913 thousand at December 31, 2020; this amount included $3.2 million in net deferred fees attributable to PPP loans.

Acquired Credit Impaired Loans

The following table summarizes changes in the accretable discount on acquired credit impaired loans for the periods indicated:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$295	$689	$109	$673
Accretion of fair value discounts	(186)	(115)	—	(99)
Balance at end of period	$109	$574	$109	$574

The table below presents the outstanding balances and related carrying amounts for all acquired credit impaired loans at the dates indicated:

	Contractually
	Required
	Payments	Carrying
(in thousands)	Receivable	Amount
At June 30, 2021	$1,476	$834
At December 31, 2020	4,721	3,510

Note 4:  Credit Quality Assessment

Allowance for Loan and Lease Losses

Summary information on allowance for loan and lease losses activity for the periods indicated is presented in the following table:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$19,162	$10,401	$18,368	$13,384
Charge-offs	(2,107)	(614)	(276)	(31)
Recoveries	233	124	196	3
Net charge-offs	(1,874)	(490)	(80)	(28)
Provision for credit losses	1,000	6,445	—	3,000
Ending balance	$18,288	$16,356	$18,288	$16,356

The June 30, 2021 allowance includes the Company’s quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology for the evaluation of COVID-19’s impact on the allowance, which is essentially unchanged since March 31, 2020, identified the following qualitative factors for further review:

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

The following table provides information on the activity in the allowance, by the respective loan and lease portfolio segments, for the six and three months ended June 30, 2021 and 2020:

	At June 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for loan and lease losses:
Six Months Ended:
Beginning balance	$1,349	$2,309	$832	$2,207	$7,156	$4,131	$1,178	$—	$19,162
Charge-offs	—	(560)	(45)	(1)	—	(1,388)	(113)	—	(2,107)
Recoveries	—	129	10	8	15	67	4	—	233
Provision for credit losses [1]	(247)	655	(321)	(167)	443	408	229	—	1,000
Ending balance	$1,102	$2,533	$476	$2,047	$7,614	$3,218	$1,298	$—	$18,288
Three Months Ended:
Beginning balance	$1,193	$2,650	$635	$2,198	$7,072	$3,267	$1,353	$—	$18,368
Charge-offs	—	(46)	—	—	—	(230)	—	—	(276)
Recoveries	—	129	6	8	14	36	3	—	196
Provision for credit losses [1]	(91)	(200)	(165)	(159)	528	145	(58)	—	—
Ending balance	$1,102	$2,533	$476	$2,047	$7,614	$3,218	$1,298	$—	$18,288
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,102	$2,533	$476	$2,047	$7,614	$3,218	$1,298	$—	$18,288
Loans and leases:
Ending balance	$118,442	$408,340	$55,192	$252,344	$522,374	$357,761	$85,394	$142,660	$1,942,507
individually evaluated for impairment	$246	$9,998	$1,607	$311	$3,198	$870	$—	$—	$16,230
collectively evaluated for impairment	$118,196	$398,342	$53,585	$252,033	$519,176	$356,891	$85,394	$142,660	$1,926,277

	At June 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for credit losses:
Six Months Ended:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(33)	—	—	(23)	(549)	(9)	—	(614)
Recoveries	—	3	52	—	—	67	2	—	124
Provision for credit losses [1]	269	488	394	1,018	2,645	1,435	196	—	6,445
Ending balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Three Months Ended:
Beginning balance	$1,192	$2,204	$863	$1,254	$4,130	$2,950	$791	$—	$13,384
Charge-offs	—	—	—	—	(23)	—	(8)	—	(31)
Recoveries	—	—	1	—	—	1	1	—	3
Provision for credit losses [1]	333	510	60	552	1,483	105	(43)	—	3,000
Ending balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Loans and leases:
Ending balance	$128,567	$409,402	$67,430	$244,802	$455,051	$352,999	$46,660	$193,719	$1,898,630
individually evaluated for impairment	$347	$13,679	$1,365	$800	$576	$1,619	$102	$—	$18,488
collectively evaluated for impairment	$128,220	$395,723	$66,065	$244,002	$454,475	$351,380	$46,558	$193,719	$1,880,142

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

Credit risk profile by portfolio segment, based upon internally assigned risk assignments, are presented below:

	June 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$118,196	$399,571	$53,585	$244,698	$510,316	$351,348	$85,394	$142,660	$1,905,768
Special mention	—	—	—	—	3,232	240	—	—	3,472
Substandard	246	8,769	1,607	7,646	8,826	6,173	—	—	33,267
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$118,442	$408,340	$55,192	$252,344	$522,374	$357,761	$85,394	$142,660	$1,942,507

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$116,094	$368,230	$58,752	$240,590	$482,324	$321,415	$64,003	$167,639	$1,819,047
Special mention	—	—	—	4,364	8,778	9,083	—	—	22,225
Substandard	581	12,635	1,250	6,107	528	3,588	—	—	24,689
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

●	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in

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

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	June 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$118,062	$398,185	$53,217	$252,033	$513,106	$356,792	$85,364	$142,660	$1,919,419
Accruing loans and leases past due:
30-59 days past due	—	479	29	—	442	113	29	—	1,092
60-89 days past due	134	907	339	—	—	—	1	—	1,381
Greater than 90 days past due	—	—	—	—	5,628	—	—	—	5,628
Total past due	134	1,386	368	—	6,070	113	30	—	8,101

Non-accrual loans and leases 1	246	8,769	1,607	311	3,198	856	—	—	14,987

Total loans and leases	$118,442	$408,340	$55,192	$252,344	$522,374	$357,761	$85,394	$142,660	$1,942,507

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$116,094	$363,486	$57,427	$250,562	$489,996	$330,987	$63,550	$167,639	$1,839,741
Accruing loans and leases past due:
30-59 days past due	—	4,167	1,130	—	1,106	269	390	—	7,062
60-89 days past due	—	543	195	—	—	71	63	—	872
Greater than 90 days past due	—	34	—	83	—	251	—	—	368
Total past due	—	4,744	1,325	83	1,106	591	453	—	8,302

Non-accrual loans and leases [1]	581	12,635	1,250	416	528	2,508	—	—	17,918

Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income; however these loans do not accrue interest based on the terms of the loan.

Total loans and leases either on nonaccrual status or in excess of 90 days delinquent totaled $20.6 million, or 1.1% of total loans and leases, at June 30, 2021, a $2.3 million increase from $18.3 million, or 1.0% of total loans and leases, at December 31, 2020.

The Company had no impaired leases or impaired PPP loans at June 30, 2021 and December 31, 2020. The impaired loans at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$246	$9,998	$1,607	$311	$3,198	$870	$—	$16,230
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	246	9,998	1,607	311	3,198	870	—	16,230
Related allowance	—	—	—	—	—	—	—	—
Unpaid principal	431	10,574	1,787	309	3,225	1,059	—	17,385
Six Months Ended:
Average balance of impaired loans	695	11,272	2,100	319	3,319	1,347	—	19,052
Interest income recognized	5	149	42	2	4	34	—	236
Three Months Ended:
Average balance of impaired loans	592	11,249	2,076	319	3,275	1,286	—	18,797
Interest income recognized	2	86	18	2	4	16	—	128

	December 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment [1]	$581	$13,789	$1,250	$416	$527	$2,882	$—	$19,445
With an allowance recorded	—	—	—	—	—	1,286	—	1,286
With no related allowance recorded	581	13,789	1,250	416	527	1,596	—	18,159
Related allowance	—	—	—	—	—	894	—	894
Unpaid principal	767	14,813	1,396	471	554	3,573	—	21,574
Average balance of impaired loans	911	15,799	1,562	478	591	4,147	—	23,488
Interest income recognized	9	366	59	2	14	109	—	559

1 Included are acquired credit impaired loans where the Company amortizes the accretable discount into interest income; however these loans do not accrue interest based on the terms of the loan.

Included in the total impaired loans above were nonaccrual loans of $15.0 million and $17.9 million at June 30, 2021 and December 31, 2020, respectively. Interest income that would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms was $320 thousand and $338 thousand for the six months ended June 30, 2021 and 2020, respectively.

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

The Company had no leases or PPP loans that were troubled debt restructurings (“TDRs”) at June 30, 2021 and December 31, 2020. The TDR loans at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$81	4	$1,228	$1,309
Commercial loans and leases	1	237	1	4	241
	2	$318	5	$1,232	$1,550

	December 31, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$84	3	$1,153	$1,237
Commercial loans and leases	1	414	2	359	773
	2	$498	5	$1,512	$2,010

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	June 30, 2021
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$81	$1,228	$1,309
Commercial loans and leases
Extension or other modification	—	237	4	241
Total troubled debt restructured loans	$—	$318	$1,232	$1,550

	December 31, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$84	$1,153	$1,237
Commercial loans and leases
Extension or other modification	—	—	359	359
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$498	$1,512	$2,010

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. As of June 30, 2021, a total of $30.4 million of loans, representing 1.6% of total loans, were performing under some form of COVID-19 related deferral or other payment relief.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. Included in nonaccrual loans at June 30, 2021 are two TDRs with a carrying balance totaling $318 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were five TDRs totaling $1.2 million that were performing in accordance with their modified terms at June 30, 2021. During the six months ended June 30, 2021, the Company reported a new $104 thousand residential real estate TDR, downgraded to nonperforming a $237 thousand commercial loan TDR that previously had been performing in accordance with its modified terms, and fully charged-off a $413 thousand nonperforming commercial loan TDR.

There were no new TDRs during the six months ended June 30, 2020.

At June 30, 2021 there was one loan secured by a residential real estate first lien of $54 thousand in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the six months ended June 30, 2021 and June 30, 2020, the Company recorded a net gain of $24 thousand and a net loss of $9 thousand, respectively related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Unaudited Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020:

			June 30, 2021
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$13,870	$580	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$13,870	$—	$572

			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other assets and other liabilities	$14,087	$450	$—
Matched interest rate swaps with counterparty	Other assets and other liabilities	$14,087	$—	$466

Note 6:  Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank has one reporting unit, which is community banking. The Company performs its annual impairment evaluation in the fourth quarter.

The table below presents goodwill activity for the periods indicated:

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Balance at January 1	$31,449	$65,949
Goodwill impairment	—	(34,500)
Balance at end of period	$31,449	$31,449

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

Other intangible assets consist of core deposit intangibles, which represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of core deposit intangibles at the dates indicated were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
June 30, 2021	$16,135	$11,549	$4,586	2.2
December 31, 2020	$16,135	$10,340	$5,795	2.7

Estimated future amortization expense for core deposit intangibles is as follows:

(in thousands)
Remainder of 2021	$1,117
2022	1,915
2023	1,298
2024	256
Total future amortization expense	$4,586

Based on the annual impairment analysis, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at June 30, 2021.

Note 7:  Operating Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2021 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating lease right-of-use (“ROU”) assets and lease liabilities at the dates indicated were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Operating lease ROU assets	$12,477	$13,229
Operating lease liabilities	$13,474	$14,267

The components of lease expense for the periods indicated were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$751	$784	$355	$420
Rental income	(291)	(256)	(148)	(133)
Sublease income	(142)	(88)	(77)	(43)
Amortization of ROU assets	21	77	9	32
Total lease expense	$339	$517	$139	$276

The maturities of the Company’s lease liabilities at June 30, 2021 were as follows:

(in thousands)
Remainder of 2021	$780
2022	1,436
2023	1,209
2024	1,078
2025	955
Thereafter	11,841
Total future lease payments	$17,299
Discount of cash flows	(3,825)
Present value on net future lease payments	$13,474

Weighted average remaining term in years	5.30
Weighted average discount rate	2.94%

The Company from time to time subleases its vacant locations. Operating sublease income is recognized as a component of noninterest expense on a straight-line basis over the sublease term. Lease terms range from one to six years.

The following table details the future minimum operating sublease payments to be received at June 30, 2021:

(in thousands)
Remainder of 2021	$154
2022	135
2023	135
2024	135
2025	135
Thereafter	191
Total future sublease payments	885
Less: amount representing interest	(81)
Total net future sublease payments	$804

Note 8:  Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	June 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$778,388	38.5%	$676,801	34.2%
Interest-bearing checking	209,079	10.3	214,717	11.1
Money market accounts	438,366	21.6	439,510	22.2
Savings	180,756	8.9	159,914	8.1
Certificates of deposit $250 and over	36,818	1.8	51,918	2.6
Certificates of deposit under $250	382,150	18.9	432,554	21.8
Total deposits	$2,025,557	100.0%	$1,975,414	100.0%

Note 9:  Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of June 30, 2021, 287,600 shares are available for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. During the six months ended June 30, 2021 and 2020, the Company issued 12,408 and 8,151 shares of common stock, respectively, to directors as compensation for their service.

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

The following table summarizes Bancorp’s stock option activity and related information for the periods ended:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	25,000	$14.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	16,671	$14.54	8,337	$14.54
Weighted average fair value of options granted during the year		N/A		N/A

No cash was received from exercise of options for the six months ended June 30, 2021 or 2020. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $16.13 on June 30, 2021, the options outstanding had an aggregate intrinsic value of $40 thousand. At December 31, 2020, based upon a fair market value of $11.81, the options outstanding had no aggregate intrinsic value. The stock options outstanding as of June 30, 2021 have contractual terms that permit exercise of the options through 2029.

At June 30, 2021, based on stock option awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock option awards was $28 thousand. Based upon the contractual terms, $24 thousand of this expense is expected to be recognized in the remainder of 2021 and $4 thousand in 2022.

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

The Company granted a total of 67,976 RSUs during the first six months of 2021 consisting of 52,488 time-based RSUs which are subject to a three or five year vesting schedule, and 15,488 performance-based RSUs that cliff vest upon the attainment of pre-established corporate performance measures for the year 2023. During the first six months of 2020, the Company granted a total of 156,947 RSUs, consisting of 132,651 time-based RSUs which are subject to a one, three or five year vesting schedule, and 24,296 performance-based RSUs that cliff vest upon the attainment of pre-established corporate performance measures over a three-year performance period.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	170,549	$14.61	11,032	$17.48
Granted	67,976	16.93	167,716	14.60
Vested	(26,881)	14.44	(4,954)	18.44
Net settle for taxes	(5,840)	15.88	(745)	17.50
Forfeited	(2,600)	18.00	(2,500)	18.00
Balance at period end	203,204	$15.33	170,549	$14.61

At June 30, 2021, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $2.4 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
Remainder of 2021	$351
2022	694
2023	599
2024	508
2025	164
2026	42
$2,358

Stock-Based Compensation Expense

Stock-based compensation expense attributable to stock options and RSUs is based on their fair values on the measurement date, which, for the Company, is the date of the grant. This cost is then recognized in noninterest expense on a straight-line basis over the vesting period of the respective stock options and RSUs. No compensation expense was recognized in the three or six month periods ended June 30, 2021 or in the year ended December 31, 2020 for performance-based RSUs, as the probability of achievement of the performance metrics was considered unlikely. Compensation expense for performance-based awards could be recognized in future periods if the probability of achieving the performance metrics becomes likely before the end of the three-year performance period. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs as well as director compensation paid in stock is presented in the following table:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Related to the issuance of restricted stock and RSUs	$298	$217	$165	$126
Related to the issuance of stock options	24	24	12	12
Director compensation paid in stock	150	137	—	—
Total stock-based compensation expense	$472	$378	$177	$138

Note 10: Net Income (Loss) per Common Share

The calculation of basic and diluted net income (loss) per common share for the six and three months ended June 30, 2021 and 2020 are presented in the following table:

	Six Months Ended		Three Months Ended
	June 30		June 30
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) available to common stockholders (numerator)	$13,658	$(26,066)	$7,456	$(29,409)
BASIC
Basic average common shares outstanding (denominator)	18,777,495	18,791,378	18,786,882	18,715,669
Basic income (loss) per common share	$0.73	$(1.39)	$0.40	$(1.57)
DILUTED
Average common shares outstanding	18,777,495	18,791,378	18,786,882	18,715,669
Dilutive effect of common stock equivalents	69,465	—	84,508	—
Diluted average common shares outstanding (denominator)	18,846,960	18,791,378	18,871,390	18,715,669
Diluted income (loss) per common share	$0.72	$(1.39)	$0.40	$(1.57)

Because the Company reported a loss for both 2020 periods, common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share	—	81,761	—	59,466
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	—	25,000	—	25,000

Note 11: Regulatory Matters

Actual regulatory capital amounts and ratios for Bancorp and the Bank at June 30, 2021 and December 31, 2020 are presented in the following table:

					To be well
					capitalized under
					FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total capital (to risk-weighted assets)
Howard Bank	$292,853	14.57%	$160,760	8.00%	$200,950	10.00%
Howard Bancorp	$293,902	14.62%	$160,862	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$274,245	13.65%	$90,427	4.50%	$130,617	6.50%
Howard Bancorp	$246,604	12.26%	$90,485	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$274,245	13.65%	$120,570	6.00%	$160,760	8.00%
Howard Bancorp	$246,604	12.26%	$120,647	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$274,245	10.83%	$101,268	4.00%	$126,585	5.00%
Howard Bancorp	$246,604	9.74%	$101,274	4.00%	N/A
As of December 31, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$273,974	14.26%	$153,721	8.00%	$192,151	10.00%
Howard Bancorp	$275,668	14.32%	$154,015	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$254,492	13.24%	$86,468	4.50%	$124,898	6.50%
Howard Bancorp	$227,749	11.83%	$86,634	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$254,492	13.24%	$115,291	6.00%	$153,721	8.00%
Howard Bancorp	$227,749	11.83%	$115,512	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$254,492	10.36%	$98,221	4.00%	$122,776	5.00%
Howard Bancorp	$227,749	9.26%	$98,360	4.00%	N/A

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

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of June 30, 2021 and December 31, 2020.

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

Settled mortgage origination claim

The Bank was notified of potential claims stemming from certain mortgages originated at First Mariner Bank prior to its merger into the Bank. While no lawsuit was filed with respect to such potential claims, the Bank engaged in confidential discussions related to the potential claims. Significant management judgment, which involves a variety of assumptions, estimates and known and unknown uncertainties, was required to assess whether a related loss resulting from these potential claims was probable and estimable, such that an accrued liability should be established. The Company accrued a total liability of $2.0 million ($1.0 million in both the second and fourth quarters of 2020) with respect to these potential claims in 2020. This potential litigation was formally settled for $2.0 million in January 2021, the amount of the Company’s accrued liability at December 31, 2020.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted or disclosed at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

June 30, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$42,144	$—	$42,144	$—
Mortgage-backed securities	316,470	—	316,470	—
Other investments	9,259	—	9,259	—
Loans held for investment	1,639	—	1,639	—
Interest rate swap assets	580	—	580	—
Liabilities
Interest rate swap liabilities	572	—	572	—

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$49,605	$—	$49,605	$—
Mortgage-backed securities	316,672	—	316,672	—
Other investments	9,120	—	9,120	—
Loans held for investment	2,949	—	2,949	—
Interest rate swap assets	450	—	450	—
Liabilities
Interest rate swap liabilities	466	—	466	—

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

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
June 30, 2021	$1,639	$1,672	$(33)
December 31, 2020	2,949	2,900	49

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

Other real estate owned acquired through, or in lieu of, foreclosure (“OREO”) are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan and lease losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was no valuation loss recorded in the first six months of 2021; a valuation loss of $257 thousand was recognized for the six months ended June 30, 2020. This charge was for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

June 30, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$629	$—	$—	$629
Impaired loans:
Construction and land	2	—	—	2
Residential - first lien	6,038	—	—	6,038
Residential - junior lien	1,095	—	—	1,095
Commercial - owner occupied	311	—	—	311
Commercial - non-owner occupied	506	—	—	506
Commercial loans and leases	644	—	—	644
Total impaired loans	8,596			8,596

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$743	$—	$—	$743
Impaired loans:
Construction and land	581	—	—	581
Residential - first lien	13,789	—	—	13,789
Residential - junior lien	1,250	—	—	1,250
Commercial - owner occupied	416	—	—	416
Commercial - non-owner occupied	527	—	—	527
Commercial loans and leases	1,988	—	—	1,988
Total impaired loans	18,551			18,551

At June 30, 2021, OREO consisted of an outstanding balance of $1.2 million, less a valuation allowance of $569 thousand. At December 31, 2020, OREO consisted of an outstanding balance of $1.5 million, less a valuation allowance of $731 thousand. There was no specific allocation of the allowance for credit losses attributable to impaired loans at June 30, 2021 compared to $894 thousand at December 31, 2020.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	June 30, 2021
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$367,873	$367,873	$—	$367,873	$—
Held to maturity securities	6,000	6,028	—	—	6,028
Nonmarketable equity securities	8,956	8,956	—	8,956	—
Loans held for investment	1,639	1,639	—	1,639	—
Loans and leases [1]	1,922,580	1,936,247	—	—	1,936,247
Marketable equity securities	3,980	3,980	—	3,980	—
Interest rate swap	580	580	—	580	—
Financial Liabilities
Deposits	2,025,557	2,025,131	—	2,025,131	—
Customer repurchase agreements and other borrowings	13,436	13,436	—	13,436	—
FHLB advances	205,000	208,695	—	208,695	—
Subordinated debt	28,690	31,625	—	31,625	—
Interest rate swap	572	572	—	572	—

	December 31, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$375,397	$375,397	$—	$375,397	$—
Held to maturity securities	7,250	7,235	—	—	7,235
Nonmarketable equity securities	10,637	10,637	—	10,637	—
Loans held for investment	2,949	2,949	—	2,949	—
Loans and leases [1]	1,843,850	1,854,049	—	—	1,854,049
Marketable equity securities	4,006	4,006	—	4,006	—
Interest rate swap	450	450	—	450	—
Financial Liabilities
Deposits	1,975,414	1,974,339	—	1,974,339	—
Customer repurchase agreements and other borrowings	13,634	13,634	—	13,634	—
FHLB advances	200,000	202,768	—	202,768	—
Subordinated debt	28,437	30,692	—	30,692	—
Interest rate swap	466	466	—	466	—

1 Carrying amount is net of unearned income and allowance for loan and lease losses

Note 14:  Exit of Mortgage Banking Activities

The Company completed the exit of its former mortgage banking activities in the quarter ended March 31, 2020. The following table presents a roll-forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the six months ended June 30, 2020. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the six months ended June 30, 2020 is presented. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	For the Six Months Ended
	June 30,
(in thousands)	2021	2020

Loans held for sale, January 1	$—	$30,710
Loans originated for sale	—	79,847
Loans sold into the secondary market	—	(110,557)
Loans held for sale, at end of period	$—	$—
Loans originated for the Bank's portfolio	$—	$11,378

	For the Six Months Ended
	June 30,
(in thousands)	2021	2020
Statement of Operations:
Net interest income	$—	$143
Realized and unrealized gains on mortgage banking activity	—	1,036
Loan related fees and service charges	—	389
Total noninterest income	—	1,425
Salaries and benefits	—	928
Occupancy	—	20
All other operating expenses	—	490
Total noninterest expense	—	1,438
Pretax contribution	—	130
Income tax expense (benefit)	—	36
After tax contribution	$—	$94

Since the Company exited its mortgage banking activities in the quarter ended March 31, 2020, there were no results of operations related to mortgage banking activities for the three and six month periods ended June 30, 2021 or the three month period ended June 30, 2020.

Note 15: Subsequent Event

On July 12, 2021, the Company and F.N.B. Corporation (“F.N.B.”), the parent company of First National Bank of Pennsylvania, entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into F.N.B. As a result of the merger, the separate corporate existence of the Company will cease and F.N.B. will continue as the surviving corporation (the “Merger”). Immediately after the Merger is completed, the Bank will merge with and into First National Bank of Pennsylvania, a national association, with First National Bank of Pennsylvania being the surviving entity. The Merger is expected to be completed in early 2022, subject to approval by the Company’s stockholders and receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of June 30, 2021, as compared to December 31, 2020, and our results of operations for the six and three month periods ended June 30, 2021 and June 30, 2020. This discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

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

Recent Developments

On July 12, 2021, the Company and F.N.B. Corporation (“F.N.B.”), the parent company of First National Bank of Pennsylvania, entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into F.N.B. As a result of the merger, the separate corporate existence of the Company will cease and F.N.B. will continue as the surviving corporation (the “Merger”). Immediately after the Merger is completed, the Bank will merge with and into First National Bank of Pennsylvania, a national association, with First National Bank of Pennsylvania being the surviving entity.

Subject to the terms and conditions of the Merger Agreement and in connection with the Merger, holders of the Company’s common stock will have the right to receive shares of F.N.B. common stock at a fixed exchange ratio of 1.80 shares of F.N.B. common stock for each share of Company common stock, plus cash in lieu of any fractional shares.

The Merger is expected to be completed in early 2022, subject to approval by the Company’s stockholders and receipt of required regulatory and other approvals and satisfaction of customary closing conditions.

COVID-19 Pandemic

Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary market and in the United States as a whole. The impact of the COVID-19 pandemic is fluid and continues to evolve. The COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including our local markets. As these restrictive measures have eased, the U.S. economy continues to recover and, with the broad availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity, our local economy, and the U.S. economy. On July 1, 2021, the State of Maryland lifted the state of emergency.

While there are reasons for optimism, we recognize that our customers are experiencing varying degrees of financial distress, which we expect to continue into the second half of 2021. Commercial activity continues to improve, but has not yet returned to the levels existing before the outbreak of the pandemic, which may result in our borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the COVID-19 pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. In addition, our loan portfolio includes customers in industries such as hotels, restaurants and caterers, arts / entertainment / recreation, and retail commercial real estate, all of which have been significantly impacted by the COVID-19 pandemic. We recognize that these industries may take longer to recover as some consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

In addition, due to the COVID-19 pandemic, market interest rates declined significantly, with the 10-year Treasury bond falling to a low of 0.52% in August 2020. While this rate steadily increased from its low to a high of 1.73% at March 31, 2021, this rate has fallen since that time to 1.45% at June 30, 2021 and to 1.23% at July 30, 2021. Additionally, in March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% - 0.25%; this low rate was still in effect as of June 30, 2021. A continuing low interest rate environment could have, possibly materially, an adverse effect on our business, financial condition, and results of operations.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the ability to reach a sufficient vaccination rate to achieve herd immunity, whether such vaccinations will be effective against any resurgence of the virus, including new strains such as the Delta variant, and the ability of customers and businesses to return to, and remain in, their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

Lending Operations and Accommodations to Borrowers

We actively participated in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act), as amended and extended. Lending under the PPP commenced on April 3, 2020 and the SBA notified lenders that PPP funds were exhausted on or around April 16, 2020. On April 24, 2020, additional funds were allocated to the PPP and were available through August 8, 2020. An additional stimulus package, approved on December 27, 2020, authorized additional PPP funds. While the PPP program ended on May 31, 2021, we are now focused on assisting our customers through the loan forgiveness process.

We originated $201.0 million of PPP loans in 2020, consisting of 1,062 loans with an average loan size of $189 thousand. During the second quarter of 2021, 329 PPP loans originated in 2020, with an aggregate principal balance of $62.5 million, were forgiven. During the six months ended June 30, 2021, 738 loans originated in 2020, with an aggregate principal balance of $122.6 million, were forgiven. Of the 1,062 PPP loans we originated in 2020, 887 had been forgiven totaling $152.7 million through June 30, 2021, representing 83.5% of the number of 2020 PPP loans and 76.0% of 2020 principal balances.

After the relaunch of the program by the SBA on January 19, 2021, we originated $100.5 million of PPP loans in the first and second quarters of 2021, consisting of 591 loans with an average loan size of $170 thousand; $4.8 million of this total were originated in the second quarter of 2021 before the program ended. Of these 2021 originations, 36 loans, with an aggregate principal balance of $2.4 million, were forgiven during the second quarter of 2021.

We received processing fees from the SBA for the PPP loans originated in 2020 totaling $6.7 million, which were deferred. In addition, we deferred $782 thousand of origination costs attributable to the 2020 PPP originations. We also received processing fees from the SBA for the PPP loans originated in the first and second quarter of 2021 totaling $4.2 million, which were deferred. In addition, we also deferred $547 thousand of origination costs attributable to the PPP loans originated in the first and second quarter of 2021. The net deferred fees are being accreted as a yield adjustment over the contractual term of the underlying PPP loans.

PPP lending generated pretax income of $3.8 million, or $0.16 after tax per share, in 2020. PPP loans, net of unaccreted net deferred fees, totaled $167.6 million at December 31, 2020. PPP lending generated pretax income of $1.6 million, or $0.06 after tax per share, in the second quarter of 2021. For the six months ended June 30, 2021, PPP lending generated pretax income of $3.7 million, or $0.14 after tax per share. Total PPP loans, net of unaccreted net deferred fees, were $142.7 million at June 30, 2021.

In response to the pandemic, we also established client assistance programs, including offering loan modifications, on a case by case basis, in the form of payment deferrals for periods up to six months, to both commercial and retail customers as discussed in the “Nonperforming and Problem Assets; COVID-19 Loan Deferrals” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). We have also temporarily ceased making collection calls, are temporarily waiving a higher proportion of late fees assessed for consumer loans, and have paused new foreclosure and repossession actions. We will continue to re-evaluate these temporary actions based on the ongoing COVID-19 pandemic. These programs may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time. Current and future governmental actions may require these and other types of customer-related responses.

The CARES Act also permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs, as discussed in the “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” section of this MD&A.

Impact on Our Results of Operation and Financial Condition

We continue to monitor the impact of the COVID-19 pandemic on our results of operation and financial condition.  While the pandemic did not have a significant impact on our financial condition during the year ended December 31, 2020 or the six months ended June 30, 2021, in the form of significant incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for loan and lease losses (the “allowance”) by $7.9 million since December 31, 2019 (the last balance sheet date before the COVID-19 pandemic began), related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area.  Our allowance may also be materially impacted in future periods by the COVID-19 pandemic.

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

As of June 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession resulting from the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by potential future loan and lease losses.

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

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP financial measure defined as total loans and leases, but excluding PPP loans. Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. We also provide certain asset quality ratios such as nonperforming loans and the allowance for loan and lease losses as a percentage of portfolio loans. We believe that the presentation of portfolio loans and the related asset quality measures provide additional useful information for purposes of evaluating our results of operations and financial condition with respect to the quarter ended June 30, 2021 and the year ended December 31, 2020 when comparing to other periods, since the PPP loans are 100% guaranteed, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA within the next twelve months.

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

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP:

Tangible Book Value per Common Share

	June 30,	December 31,	June 30,	Jun 2021 vs Dec 2020
(in thousands, except share data)	2021	2020	2020	$ Change	% Change

Total stockholders' equity (GAAP)	$303,263	$294,632	$283,281	$8,631	2.9%
Subtract:
Goodwill	31,449	31,449	31,449	—	—
Core deposit intangible, net of deferred tax liability	3,501	4,393	5,358	(892)	(20.3)
Total subtractions	34,950	35,842	36,807	$(892)	(2.5)
Tangible common stockholders' equity (non-GAAP)	$268,313	$258,790	$246,474	$9,523	3.7%

Total common shares outstanding at end of period	18,794,586	18,744,710	18,715,678	49,876	0.3

Book value per common share (GAAP)	$16.14	$15.72	$15.14	$0.42	2.7%

Tangible book value per common share (non-GAAP)	$14.28	$13.81	$13.17	$0.47	3.4%

Portfolio Loans and Related Asset Quality Ratios

	June 30,	December 31,	June 30,	Jun 2021 vs Dec 2020
(in thousands)	2021	2020	2020	$ Change	% Change

Total loans and leases (GAAP)	$1,942,507	$1,865,961	$1,898,630	$76,546	4.1%
Subtract PPP loans, net	142,660	167,639	193,719	(24,979)	(14.9)
Total portfolio loans (non-GAAP)	$1,799,847	$1,698,322	$1,704,911	$101,525	6.0%

Nonperforming loans	$16,219	$19,430	$18,469

As a % of:
Total loans and leases (GAAP)	0.83%	1.04%	0.97%
Portfolio loans (non-GAAP)	0.90	1.14	1.08

Allowance for loan and lease losses	$18,288	$19,162	$16,356

As a % of:
Total loans and leases (GAAP)	0.94%	1.03%	0.86%
Portfolio loans (non-GAAP)	1.02	1.13	0.96

Financial Highlights

Financial highlights during the six and three months ended June 30, 2021 are as follows:

●	We reported net income of $13.7 million, or $0.72 per diluted common share, for the six months ended June 30, 2021 compared to a net loss of $26.1 million, or a loss of $1.39 per diluted common share, for the six months ended June 30, 2020. The first six months of 2020 included a goodwill impairment charge, which was not tax deductible, of $34.5 million, or a loss of $1.84 per diluted share, recorded in the second quarter of 2020.
●	We reported net income of $7.5 million, or $0.40 per diluted common share, in the second quarter of 2021 compared to a net loss of $29.4 million, or a loss of $1.57 per diluted common share, in the second quarter of 2020.
●	Our allowance was 0.94% of total loans and leases and 1.02% of portfolio loans (a non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) at June 30, 2021, compared to 1.03% of total loans and leases and 1.13% of portfolio loans at December 31, 2020.
●	No provision for credit losses was recorded during the second quarter of 2021, compared to $3.0 million in the second quarter of 2020 and $1.0 million in the first quarter of 2021. Our total provision for credit losses for the first six months of 2021 was $1.0 million compared to $6.4 million for the first six months of 2020.
●	Our net interest margin was 3.41% in the first six months of 2021, an increase of 13 basis points (“bp”) from the first six months of 2020, with 9 bp of the increase attributable to the impact of PPP loans. For the second quarter of 2021, our net interest margin was 3.39%, an increase of 17 bp from the second quarter of 2020, with 10 bp of the increase attributable to the impact of PPP loans.
●	Total assets were $2.60 billion at June 30, 2021, up $61.6 million from $2.54 billion at December 31, 2020.
●	Total loans and leases were $1.94 billion at June 30, 2021, up $76.5 million from December 31, 2020. Portfolio loans were $1.80 billion at June 30, 2021, an increase of $101.5 million from December 31, 2020. Total loans declined by $4.9 million during the quarter ended June 30, 2021, with PPP loans down $58.9 million partially offset by a $54.0 million increase in portfolio loans.

●	Total deposits were $2.03 billion at June 30, 2021, up $50.1 million from December 31, 2020, with customer deposits up $97.5 million.
●	Our return on average assets (“ROA”) and return on average equity (“ROE”) were 1.07% and 9.22%, respectively, for the first six months of 2021 compared to negative ratios due to the impact of the goodwill impairment charge for the first six months of 2020. Our ROA and ROE were 1.16% and 9.96%, respectively, for the second quarter of 2021 compared to 0.99% and 8.46%, respectively for the first quarter of 2021.
●	We remained “well capitalized” by all regulatory measures at June 30, 2021.
●	Our book value per common share was $16.14 at June 30, 2021, an increase of $0.42 per share from December 31, 2020. Earnings per share (“EPS”) of $0.72 (diluted) for the first six months of 2021 were partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $0.29 per share.
●	Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) was $14.28 per share at June 30, 2021, an increase of $0.47 per share from December 31, 2020, resulting from diluted EPS of $0.72 for the first six months of 2021 partially offset by the decrease in AOCI of $0.29 per share.

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

Financial Condition

A comparison between June 30, 2021 and December 31, 2020 balance sheets is presented below.

General

Total assets increased $61.6 million, or 2.4%, to $2.60 billion at June 30, 2021 compared to $2.54 billion at December 31, 2020. Our asset growth consisted primarily of increases in our total loans and leases of $76.5 million, with $101.5 million of this growth in portfolio loans, which excludes PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail), while PPP loans decreased $25.0 million. The primary source of funding our net asset growth was deposits. Total deposits increased by $50.1 million, including an increase in customer deposits of $97.5 million. Borrowings increased by $5.1 million, primarily as a result of an increase of $5.0 million in Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. Total stockholders' equity increased by $8.6 million due primarily to net income of $13.7 million partially offset by a decrease of $5.5 million in AOCI.

Investment Securities

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	June 30, 2021		December 31, 2020		2021 vs. 2020
	Amortized	Estimated	Amortized	Estimated	$ Change in
	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government
Agencies	$41,257	$42,144	$48,297	$49,605	$(7,461)	(15.0)%
Mortgage-backed	317,380	316,470	310,289	316,672	(202)	(0.1)
Other investments	9,008	9,259	9,008	9,120	139	1.5
	$367,645	$367,873	$367,594	$375,397	$(7,524)	(2.0)%
Held to maturity
Corporate debentures	$6,000	$6,028	$7,250	$7,235	$(1,207)	(16.7)%

Available for sale

Our available for sale securities are reported at fair value. At both June 30, 2021 and December 31, 2020, we held U.S. agency debentures, mortgage backed securities (“MBS”), and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for borrowings such as commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and as a source of earnings. At June 30, 2021 and December 31, 2020, $242.3 million and $226.2 million in fair value of available for sale securities, respectively, were pledged as collateral for both repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

Available for sale securities were $367.9 million at June 30, 2021, a decrease of $7.5 million, or 2.0% from December 31, 2020. Available for sale securities, at amortized cost, were $367.6 million at June 30, 2021, a $51 thousand increase from December 31, 2020.

Our available for sale securities portfolio contained 59 securities with unrealized losses of $3.2 million at June 30, 2021, and 11 securities with unrealized losses of $58 thousand at December 31, 2020. Changes in the fair value of these securities resulted primarily from interest rate fluctuations. We neither intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery. Furthermore, we believe the collection of the investment and related interest is probable. Based on this analysis, we do not consider any of the unrealized losses to be other-than-temporary impairment. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.

There was one held to maturity security in an unrealized loss position of $2 thousand at June 30, 2021, compared to three securities in an unrealized loss position totaling $32 thousand at December 31, 2020. Based on our analysis of these securities, we do not consider the unrealized losses to be other-than-temporary impairment. We had two held to maturity securities totaling $1.5 million called in the first six months of 2021. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Nonmarketable Equity Securities

We held an investment in stock of the FHLB at June 30, 2021 and December 31, 2020 of $9.0 million and $10.6 million, respectively. This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB. This FHLB stock is carried at cost which approximates fair value.

Loan and Lease Portfolio

Total loans and leases (hereinafter referred to as “loans”) increased $76.5 million, or 4.1%, to $1.94 billion at June 30, 2021 from $1.87 billion at December 31, 2020. At June 30, 2021, PPP loans totaled $142.7 million, a $25.0 million decrease from December 31, 2020. We originated $100.5 million of PPP loans during the first six months of 2021 while PPP loans forgiven totaled $125.0 million during the first six months of 2021. Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), increased by $101.5 million, or 6.0%, to $1.80 billion at June 30, 2021 from $1.70 billion at December 31, 2020.

The $101.5 million increase in portfolio loans was primarily driven by growth in commercial real estate loans (“CRE”), residential real estate first lien loans (“residential mortgage”), commercial loans and leases (“C&I”), and consumer loans. Loan originations and purchases of $284.3 million during the first six months of 2021 were partially offset by $182.8 million in loan maturities, payoffs, partial paydowns, and lower line utilization. Residential mortgage loans were up $27.5 million, or 7.2%, with secondary market loan purchases of $91.7 million partially offset by $64.2 million of prepayments. C&I loans were up $23.7 million, or 7.1%, CRE loans were up $32.0 million, or 4.3%, and consumer loans were up $21.4 million, or 33.4%, reflecting continued success in some niche lending activities.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2021		December 31, 2020
(in thousands)	Total	% of Total	Total	% of Total	$ Change	% Change
Real estate
Construction and land	$118,442	6.1%	$116,675	6.3%	$1,767	1.5%
Residential – first lien	408,340	21.1	380,865	20.4	27,475	7.2
Residential – junior lien	55,192	2.8	60,002	3.2	(4,810)	(8.0)
Total residential real estate	463,532	23.9	440,867	23.6	22,665	5.1
Commercial – owner occupied	252,344	13.0	251,061	13.5	1,283	0.5
Commercial – non-owner occupied	522,374	26.9	491,630	26.3	30,744	6.3
Total commercial real estate	774,718	39.9	742,691	39.8	32,027	4.3
Total real estate loans	1,356,692	69.9	1,300,233	69.7	56,459	4.3
Commercial loans and leases (1)	357,761	18.4	334,086	17.9	23,675	7.1
Consumer	85,394	4.4	64,003	3.4	21,391	33.4
Total portfolio loans (2)	1,799,847	92.7	1,698,322	91.0	101,525	6.0
Paycheck protection program (PPP) loans	142,660	7.3	167,639	9.0	(24,979)	(14.9)
Total loans and leases	$1,942,507	100.0%	$1,865,961	100.0%	$76,546	4.1%

(1)	Includes equipment financing leases of $2,431 and $3,597 at June 30, 2021 and December 31, 2020, respectively

(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond, were $59.8 million at June 30, 2021, a decrease of $5.4 million from $65.2 million at December 31, 2020. Since the Board of Governors of the Federal Reserve System reduced the reserve requirement to zero percent in March 2020 due to COVID-19, we continue to actively manage our interest-bearing deposits with banks at levels lower than they were prior to the pandemic.

Deposits

Total deposits were $2.03 billion at June 30, 2021, a $50.1 million, or 2.5%, increase from $1.98 billion at December 31, 2020.  Customer deposits, which excludes brokered and other non-customer deposits, were up $97.5 million, or 5.7%, at June 30, 2021, compared to December 31, 2020.  Low-cost, non-maturity deposits increased by $115.6 million, or 7.8%, at June 30, 2021, compared to December 31, 2020. $95.9 million of the growth was in transaction accounts (noninterest-bearing demand and interest-bearing checking), with $101.6 million of the transaction account growth in noninterest-bearing demand deposits. The increase in non-maturity deposits was partially offset by the continued managed decline in customer CD balances, down $47.9 million, or 20.4%, at June 30, 2021, compared to December 31, 2020. The Company continues to manage for lower retention rates on maturing CDs with substantially higher rates than current market rates. Our strategy is to not offer above-market renewal rates on non-transactional, non-relationship deposits. Brokered and other non-customer deposits were $231.8 million at June 30, 2021, a decrease of $47.4 million when compared to $279.2 million at December 31, 2020. Non-customer deposits are currently our lowest-cost incremental funding source.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	June 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$778,388	38.5%	$676,801	34.2%	$101,587	15.0%
Interest-bearing checking	209,079	10.3	214,717	11.1	(5,638)	(2.6)
Total transaction accounts	987,467	48.8	891,518	45.3	95,949	10.8
Money market accounts	438,366	21.6	439,510	22.2	(1,144)	(0.3)
Savings	180,756	8.9	159,914	8.1	20,842	13.0
Total nonmaturity deposits	1,606,589	79.3	1,490,942	75.6	115,647	7.8
Certificates of deposit $250 and over	36,818	1.8	51,918	2.6	(15,100)	(29.1)
Certificates of deposit under $250	382,150	18.9	432,554	21.8	(50,404)	(11.7)
Total certificates of deposit	418,968	20.7	484,472	24.4	(65,504)	(13.5)
Total deposits	$2,025,557	100.0%	$1,975,414	100.0%	$50,143	2.5%
By deposit source:
Customer deposits	$1,793,777	88.6%	$1,696,260	85.9%	$97,517	5.7%
Brokered and other non-customer deposits	231,780	11.4	279,154	14.1	(47,374)	(17.0)
Total deposits	$2,025,557	100.0%	$1,975,414	100.0%	$50,143	2.5%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances. We use a variety of term structures in order to manage liquidity and interest rate risk. FHLB advances were $205.0 million at June 30, 2021, an increase of $5.0 million from December 31, 2020. As of June 30, 2021, $200.0 million of FHLB advances have maturities beyond one year.

Stockholders’ Equity

Total stockholders’ equity was $303.3 million at June 30, 2021, an $8.6 million increase from $294.6 million at December 31, 2020. The increase in stockholders’ equity was primarily the result of net income of $13.7 million for the first six months of 2021, partially offset by a $5.5 million decrease in AOCI, which represents the after tax impact of changes in the fair value of available-for-sale securities. The decline in the fair value of available-for-sale securities was the result of the increase in intermediate and long-term treasury yields from December 31, 2020 to June 30, 2021.

Book value per common share was $16.14 at June 30, 2021, an increase of $0.42 per share since December 31, 2020, with diluted EPS of $0.72 for the first six months of 2021 partially offset by a decrease in AOCI of $0.29 per share.

Tangible stockholders’ equity (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which deducts goodwill and other intangible assets (net of any applicable deferred tax liabilities), was $268.3 million at June 30, 2021.  This compares to $258.8 million at December 31, 2020, with the $9.5 million increase primarily due to net income of $13.7 million for the first six months of 2021 and the $892 thousand after tax effect of core deposit intangible amortization, partially offset by the decrease in AOCI of $5.5 million.

Tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which divides tangible stockholders’ equity by the number of shares outstanding, was $14.28 per share at June 30, 2021, an increase of $0.47 per share since December 31, 2020. The increase is attributable to diluted EPS of $0.72 per share for the first six months of 2021 and the effect of core deposit intangible amortization of $0.05 per share partially offset by a decrease in AOCI of $0.29 per share.

Results of Operations

A comparison of the six months ended June 30, 2021 and June 30, 2020

We reported net income of $13.7 million, or $0.73 per basic and $0.72 per diluted common share, for the six months ended June 30, 2021, compared to a net loss of $26.1 million, or a loss of $1.39 per both basic and diluted common share, for the six months ended June 30, 2020. Net income increased by $39.7 million, or $2.12 per basic and $2.11 per diluted common share, in the first six months of 2021 when compared to the first six months of 2020, primarily as a result of the following:

●	The first six months of 2020 included a goodwill impairment charge, which was not tax deductible, of $34.5 million (an EPS increase of $1.84 per diluted share in 2021), recorded in the second quarter of 2020.
●	A $5.4 million lower provision for credit losses in the first six months of 2021 when compared to the first six months of 2020 (an EPS increase of $0.21 after tax per share in 2021); the provision for credit losses in the first half of 2020 was significantly higher as we increased our allowance for loan and lease losses in response to the initial impacts of the pandemic.
●	PPP loan pretax income of $3.7 million for the first six months of 2021 compared to $896 thousand for the first six months of 2020 (an EPS increase of $0.11 after tax per share in 2021); the PPP program didn’t start until the second quarter of 2020.
●	The first six months of 2020 included $788 thousand of noninterest expenses attributable to the departure of our former CFO (an EPS increase of $0.03 after tax per share in 2021), recorded in the first quarter of 2020; there was no comparable item in the first six months of 2021.
●	The first six months of 2020 included a $1.0 million litigation accrual (an EPS increase of $0.04 after tax per share in 2021), recorded in the second quarter of 2020; there was no comparable item in the first six months of 2021.

●	The first six months of 2020 included a $224 thousand prepayment penalty on FHLB advances (an EPS increase of $0.01 after tax per share in 2021), recorded in the second quarter of 2020; there was no comparable item in the first six months of 2021.

These items were partially offset by:

●	The first six months of 2020 included an income tax benefit of $1.2 million (an EPS decrease of $0.07 per share in 2021), recorded in the first quarter of 2020, resulting from a net operating loss carryback provision in the CARES Act; there was no comparable item in the first six months of 2021.
●	The first six months of 2020 included $3.0 million in securities gains (an EPS decrease of $0.12 after tax per share in 2021); there were no securities gains in the first six months of 2021.
●	The first six months of 2020 included $130 thousand in pretax income (an EPS decrease of $0.01 after tax per share in 2021) from our former mortgage banking activities, which were concluded in the first six months of 2020.

Net Interest Income

Net interest income for the first six months of 2021 was $39.8 million, an increase of $4.1 million from the first six months of 2020. Our net interest margin was 3.41% for the first six months of 2021, an increase of 13 bp from 3.28% for the first six months of 2020. Average earning assets for the first six months of 2021 were $2.35 billion, an increase of $163.1 million, or 7.5%, from the first six months of 2020. Total interest income decreased by $1.1 million in the first six months of 2021, compared to the like period in 2020, resulting from the 36 bp decrease in the yield on our average earning assets, which more than offset the benefit attributable to the growth in average earning assets.

Our average interest-bearing liabilities for the first six months of 2021 were $1.51 billion, a decrease of $52.9 million, or 3.4%, from the first six months of 2020. Total interest expense decreased by $5.2 million in the first six months of 2021, when compared to the like period in 2020, as the average rate paid on our interest-bearing liabilities decreased by 66 bp and average interest bearing liabilities decreased by $52.9 million. The net accretion of fair value adjustments on acquired loans added 12 bp to our net interest margin and 15 bp to our average yield on loans in the first six months of 2021, an increase from the first six months of 2020 of 7 bp and 9 bp,  respectively. We expect the impact of this net accretion to decrease in future periods. PPP loans, with an average yield of 4.41% and an interest spread (net of an assumed funding cost at 0.35%) of 4.06%, increased our net interest margin by 5 bp in the first six months of 2021; this compared to an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, which decreased our net interest margin by 4 bp in the first six months of 2020.

Interest Income

Interest income decreased by $1.1 million, or 2.5%, to $42.6 million for the first six months of 2021 compared to $43.7 million for the first six months of 2020. Interest income on loans and leases decreased by $148 thousand, or 0.4%, while average loans increased by $97.9 million, or 5.4%, to $1.92 billion in the first six months of 2021 compared to the first six months of 2020. The average yield on loans was 4.14% in the first six months of 2021, down 23 bp from 4.37% for the first six months of 2020, primarily driven by the lower interest rate environment. PPP loan interest income was $4.0 million in the first six months of 2021 compared to $896 thousand in the first six months of 2020; the PPP program began in the second quarter of 2020. PPP loans increased our average loan yield by 2 bp in the first six months of 2021 but decreased our average loan yield by 8 bp in the first six months of 2020. The average yield on available for sale securities decreased by 97 bp to 1.53% in the first six months of 2021, as securities purchases were at substantially lower market rates. The average balance of available for sale securities increased by $124.5 million, or 49.5%, in the first six months of 2021, compared to the first six months of 2020, with $149.6 million of this increase in our MBS portfolio. The average yield on our interest-bearing deposits in banks fell 54 bp to 0.06% in the first six months of 2021, compared to the same period in 2020, reflective of the significant decline in market rates of interest.

Interest Expense

Interest expense decreased by $5.2 million, or 64.7%, to $2.8 million for the first six months of 2021, compared to $8.1 million for the same period in 2020. The average rate on our interest-bearing liabilities decreased by 66 bp to 0.38% for the first six months of 2021 compared to the first six months of 2020. Interest expense on deposits decreased by $4.5 million for the first six months of 2021 compared to the first six months of 2020; our average interest-bearing deposits increased by $28.2 million while the average rate on interest-bearing deposits decreased by 74 bp. We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $648 thousand and the average balance decreased by $81.4 million in the first six months of 2021 compared to the first six months of 2020. The average rate paid on FHLB advances, at 0.86% for the first six months of 2021, decreased by 21 bp when compared to the same period in 2020.

Average Balances, Yields and Rates

The following table sets forth average balances, annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

	Six Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$351,950	$6,356	3.64%	$376,517	$8,034	4.29%	(0.65)%
Commercial real estate	746,102	17,084	4.62	692,772	16,589	4.82	(0.20)
Construction and land	117,982	2,225	3.80	132,194	2,750	4.18	(0.38)
Residential real estate	445,014	8,321	3.77	499,572	10,193	4.10	(0.33)
Consumer	72,819	1,405	3.89	45,641	1,056	4.65	(0.76)
Total portfolio loans	1,733,867	35,391	4.12	1,746,696	38,622	4.45	(0.33)
Paycheck Protection Program loans	182,112	3,979	4.41	71,357	896	2.52	1.88
Total loans and leases	1,915,979	39,370	4.14	1,818,053	39,518	4.37	(0.23)
Securities available for sale: (2)
U.S Gov agencies	46,746	562	2.42	75,523	1,024	2.73	(0.30)
Mortgage-backed	320,017	2,017	1.27	170,409	1,923	2.27	(1.00)
Corporate debentures	9,224	279	6.11	5,515	184	6.72	(0.61)
Total available for sale securities	375,987	2,858	1.53	251,447	3,131	2.50	(0.97)
Securities held to maturity: (2)	6,244	177	5.71	7,747	225	5.83	(0.12)
FHLB Atlanta stock, at cost	9,843	200	4.09	14,361	393	5.51	(1.42)
Interest bearing deposit in banks	42,039	12	0.06	85,521	254	0.60	(0.54)
Loans held for sale	—	—	—	9,894	179	3.64	(3.64)
Total earning assets	2,350,092	42,617	3.66%	2,187,023	43,700	4.02%	(0.36)%
Cash and due from banks	10,684			14,833
Bank premises and equipment, net	40,792			42,560
Goodwill	31,449			65,760
Core deposit intangible	5,258			7,871
Other assets	144,099			143,843
Less: allowance for credit losses	(18,743)			(12,068)
Total assets	$2,563,631			$2,449,822
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$222,688	41	0.04%	$185,043	$214	0.23%	(0.20)%
Money market	435,509	149	0.07	367,218	1,047	0.57	(0.50)
Savings	176,276	27	0.03	137,240	70	0.10	(0.07)
Time deposits	423,894	853	0.41	540,691	4,262	1.59	(1.18)
Total interest-bearing deposits	1,258,367	1,070	0.17	1,230,192	5,593	0.91	(0.74)
Borrowings:
FHLB advances	206,959	884	0.86	288,407	1,532	1.07	(0.21)
Fed funds and other borrowings	11,860	2	0.03	11,707	17	0.29	(0.26)
Subordinated debt	28,532	891	6.30	28,282	913	6.49	(0.19)
Total borrowings	247,351	1,777	1.45	328,396	2,462	1.51	(0.06)
Total interest-bearing funds	1,505,718	2,847	0.38%	1,558,588	8,055	1.04%	(0.66)%
Noninterest-bearing deposits	736,630			548,390
Other liabilities	22,518			25,864
Total liabilities	2,264,866			2,132,842
Stockholders’ equity	298,765			316,980
Total liabilities & equity	$2,563,631			$2,449,822
Net interest income		$39,770			$35,645
Net interest rate spread (3)			3.28%			2.98%
Effect of noninterest-bearing funds			0.13			0.30
Net interest margin on earning assets (4)			3.41%			3.28%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total earning assets.

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

	Six Months Ended June 30,
	2021 vs. 2020
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(1,678)	$(1,212)	$(466)
Commercial real estate	495	(680)	1,175
Construction and land	(525)	(249)	(276)
Residential real estate	(1,872)	(824)	(1,048)
Consumer	349	(173)	522
Total interest on portfolio loans	(3,231)	(3,138)	(93)
Paycheck Protection Program (PPP)	3,083	666	2,417
Total interest on loans and leases	(148)	(2,472)	2,324
Securities available for sale:
U.S. Gov agencies	(462)	(113)	(349)
Mortgage-backed	94	(844)	938
Corporate debentures	95	(17)	112
Total interest on available for sale securities	(273)	(974)	701
Securities held to maturity	(48)	(4)	(44)
FHLB Atlanta stock, at cost	(193)	(101)	(92)
Interest bearing deposit in banks	(242)	(228)	(14)
Loans held for sale	(179)	(179)	(0)
Total interest income	(1,083)	(3,958)	2,875
Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(173)	(179)	6
Money market	(898)	(919)	21
Savings	(43)	(49)	6
Time deposits	(3,409)	(3,162)	(247)
Total interest on deposits	(4,523)	(4,309)	(214)
Borrowings:
FHLB advances	(648)	(296)	(352)
Fed funds and other borrowings	(15)	(15)	(0)
Subordinated debt	(22)	(27)	5
Total interest on borrowings	(685)	(338)	(347)
Total interest expense	(5,208)	(4,647)	(561)
Effect on net interest earned	$4,125	$689	$3,436

Provision for Credit Losses

We recorded a provision for credit losses of $1.0 million for the first six months of 2021, compared to $6.4 million for the first six months of 2020, a decrease of $5.4 million. The higher provision for credit losses in the first six months of 2020 reflected the rapidly changing economic environment and uncertainty resulting from the COVID-19 pandemic. For the first six months of 2021, the provision for credit losses, net of net charge-offs of $1.9 million, resulted in a decrease in the allowance for loan and lease losses of $874 thousand. For the first six months of 2020, the provision for credit losses, net of net charge-offs of $490 thousand, resulted in an increase in the allowance for loan and lease losses of $6.0 million.  Our allowance for loan and lease losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” and “Allowance for Loan and Lease Losses” of this MD&A.

Noninterest Income

The following table presents the major categories of noninterest income for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	$ Change	% Change
Service charges on deposit accounts	$1,193	$1,075	$118	11.0%
Realized and unrealized gains on mortgage banking activity	—	1,036	(1,036)	(100.0)
Gain on the sale of securities	—	3,044	(3,044)	(100.0)
Income from bank owned life insurance	845	886	(41)	(4.6)
Loan related fees and service charges	568	755	(187)	(24.8)
Other operating income	1,816	1,329	487	36.6
Total noninterest income	$4,422	$8,125	$(3,703)	(45.6)%

Noninterest income was $4.4 million for the six months ended June 30, 2021, a decrease of $3.7 million, or 45.6%, compared to $8.1 million for the same period in 2020.  The primary drivers of this decrease in the first six months of 2021 were a $3.0 million decrease in gains on the sale of securities and a $1.4 million decrease in noninterest income attributable to our former mortgage banking activities. The noninterest income from our former mortgage banking activities, consisting of $1.0 million of realized and unrealized gains on mortgage banking activity and $389 thousand in loan related fees and service charges, was all recorded in the first quarter of 2020. There was no noninterest income from either securities gains or our former mortgage banking activities in the first six months of 2021. Noninterest income other than from securities gains and from mortgage banking activities for the first six months of 2021 increased by $766 thousand, or 21.0%, from the first six months of 2020.

Service charges on deposit accounts, which consist of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other standard deposit fees, increased $118 thousand in the first six months of 2021, compared to the first six months of 2020.  While our standard deposit fees were up $258 thousand in the first six months of 2021, NSF and overdraft fees were down $141 thousand from the first six months of 2020, with a portion of this reduction representing accommodations to COVID-19 impacted customers in the current economic environment and higher liquidity maintained by other customers.

Loan related fees and service charges were $568 thousand in the first six months of 2021, a decrease of $187 thousand from the first six months of 2020. Loan related fees and service charges, other than from our former mortgage banking activities for the first six months of 2020, increased by $202 thousand, or 55.1%, when compared to the first six months of 2020, due to increased lending activity.

Other operating income, which consists mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, increased $487 thousand in the first six months of 2021 compared to the first six months of 2020. The primary driver was a $305 thousand increase in interchange fees, as consumer spending and card utilization increased from the first six months 2020, when spending and card utilization were adversely impacted by the initial drop in economic activity due to the pandemic.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$14,065	$14,700	$(635)	(4.3)%
Occupancy and equipment	2,643	2,275	368	16.2
Marketing and business development	638	903	(265)	(29.3)
Professional fees	1,543	1,360	183	13.5
Data processing fees	1,866	1,776	90	5.1
FDIC assessment	466	397	69	17.4
Other real estate owned	40	346	(306)	(88.4)
Loan production expense	335	660	(325)	(49.2)
Amortization of core deposit intangible	1,209	1,379	(170)	(12.3)
Other operating expense	1,834	3,891	(2,057)	(52.9)
Total noninterest expense before goodwill impairment	24,639	27,687	(3,048)	(11.0)
Goodwill impairment	—	34,500	(34,500)	(100.0)
Total noninterest expense	$24,639	$62,187	$(37,548)	(60.4)%

Noninterest expenses were $24.6 million for the first six months of 2021, a decrease of $37.5 million, or 60.4%, compared to $62.2 million for the first six months of 2020.  The decrease was primary attributable to the $34.5 million goodwill impairment charge recorded in the second quarter of 2020; there was no additional goodwill impairment charge in the first six months of 2021. In addition, noninterest expenses attributable to our former mortgage banking activities were $1.4 million in the first six months of 2020, primarily consisting of $928 thousand in compensation and benefits expense, $259 thousand in loan production expense, and $251 thousand in all other expense categories.  There were no noninterest expenses from our former mortgage banking activities in the first six months of 2021. Noninterest expenses in the first six months of 2021, other than from the goodwill impairment charge and our former mortgage banking activities, decreased by $1.6 million, or 6.1%, from the first six months of 2020.

Compensation and benefits expense is typically the largest component of our noninterest expense.  Compensation and benefits expense other than from our former mortgage banking activities increased by $293 thousand, or 2.1%, in the first six months of 2021, compared to the same period in 2020.  The first six months of 2020 included $698 thousand of additional compensation expense attributable to the departure of our former CFO, recorded in the first quarter of 2020.

Occupancy and equipment expense increased by $368 thousand in the first six months of 2021, compared to the first six months of 2020. The first six months of 2021 included $152 thousand of non-capitalizable branch renovation costs, a higher level of ongoing incremental expenses associated with COVID-19 deep cleaning efforts, and a higher level of snow removal expenses when compared to the first six months of 2020, partially offset by a reduction in rental expenses as a result of our branch closures in early 2021. In addition, the first six months of 2020 included $224 thousand of branch closing cost accrual reversals related to a favorable lease termination.

Our marketing and business development expenses decreased by $265 thousand in the first six months of 2021, driven primarily by a lower level of corporate sponsorships and the impact of COVID-19 that resulted in lower expenses for customer and non-customer direct contact.

OREO expense decreased $306 thousand in the first six months of 2021, primarily as a result of a $257 thousand OREO valuation allowance recorded in the first six months of 2020 with no valuation allowance recorded in 2021.

Other operating expense decreased by $2.1 million in the first six months of 2021. Other operating expense consists mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. Included in other operating expense for the first six months of 2020 was a $1.0 million litigation accrual stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank, $224 thousand in prepayment penalties on FHLB advances, and $403 thousand of additional expenses that were the result of the reevaluation of certain expense accruals in the first quarter of 2020.

Income Tax Expense

For the first six months of 2021, we recorded an income tax expense of $4.9 million compared to an income tax expense of $1.2 million in the first six months of 2020. The first six months of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017 to tax years ending up to five years earlier. As a result, we were able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million carryback tax benefit represents the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years.  Our effective tax rate for the first six months of 2021 was 26.4% compared to an effective tax rate -4.8% for the first six months of 2020; outside the impact of the $34.5 million non-deductible goodwill impairment charge and the $1.2 million benefit from the CARES Act, the effective tax rate for the first six months of 2020 would have been 24.7%.

A comparison of the three months ended June 30, 2021 and June 30, 2020

We reported net income of $7.5 million, or $0.40 per both basic and diluted common share, for the three months ended June 30, 2021, compared to a net loss for the three months ended June 30, 2020 of $29.4 million, or a loss of $1.57 per both basic and diluted common share. Net income increased by $36.9 million, or $1.97 per both basic and diluted common share, in the second quarter of 2021 when compared to the second quarter of 2020, primarily as a result of the following:

●	The second quarter of 2020 included a goodwill impairment charge, which was not tax deductible, of $34.5 million (an increase in 2021 of $1.84 per diluted share).
●	No provision for credit losses was recorded in the second quarter of 2021, compared to a $3.0 million provision for credit losses in the second quarter of 2020 (an increase in 2021 of $0.12 after tax per share).
●	PPP loan pretax income of $1.6 million for the second quarter of 2021 was $613 thousand higher than the $1.0 million of PPP loan pretax income for the second quarter of 2020 (an increase in 2021 of $0.02 after tax per share).
●	The second quarter of 2020 included a $1.0 million litigation accrual (an increase in 2021 of $0.04 after tax per share); there was no comparable item in the second quarter of 2021.
●	The second quarter of 2020 included a $224 thousand prepayment penalty on FHLB advances (an increase in 2021 of $0.01 after tax per share); there was no comparable item in the first six months of 2021.

These items were partially offset by:

●	The second quarter of 2020 included $3.0 million in securities gains (a decrease in 2021 of $0.12 after tax per share); there were no securities gains in the second quarter of 2021.

Net Interest Income

Net interest income for the second quarter of 2021 was $20.1 million, an increase of $2.0 million from the second quarter of 2020. Our net interest margin was 3.39% for the second quarter of 2021, an increase of 17 bp from 3.22% for the second quarter of 2020. Average earning assets for the second quarter of 2021 were $2.37 billion, an increase of $109.5 million, or 4.8%, from the second quarter of 2020. Total interest income decreased $92 thousand in the second quarter of 2021, compared to the like period in 2020, resulting from the 20 bp decrease in the yield on our average earning assets, which more than offset the benefit attributable to the growth in average earning assets.

Our average interest-bearing liabilities for the second quarter of 2021 were $1.49 billion, a decrease of $60.3 million, or 3.9%, from the second quarter of 2020. Total interest expense decreased by $2.1 million in the second quarter of 2021, when compared to the like period in 2020, as the average rate paid on our interest-bearing liabilities decreased by 52 bp. The net accretion of fair value adjustments on acquired loans added 12 bp to our net interest margin and 13 bp to our average yield on loans in the second quarter of 2021, an increase from the first second quarter of 2020 of 2 bp and 1 bp,  respectively. We expect the impact of this net accretion to decrease in future periods. PPP loans, with an average yield of 4.01% and an interest spread (net of an assumed funding cost at 0.35%) of 3.66%, increased our net interest margin by 2 bp in the second quarter of 2021; this compared to an average yield of 2.53% and an interest spread (net of an assumed funding cost at 0.35%) of 2.18%, which decreased our net interest margin by 8 bp in the second quarter of 2020.

Interest Income

Interest income decreased by $92 thousand, or 0.4%, to $21.4 million for the second quarter of 2021 compared to $21.5 million for the second quarter of 2020. Interest income on loans and leases increased by $148 thousand, or 0.8%, while average loans increased by $56.5 million, or 3.0%, to $1.94 billion in the second quarter of 2021 compared to the second quarter of 2020. The average yield on loans was 4.07% in the second quarter of 2021, down 11 bp from 4.18% for the second quarter of 2020, primarily driven by the lower interest rate environment. PPP loan interest income was $1.8 million in the second quarter of 2021 compared to $896 thousand in the second quarter of 2020. PPP loans reduced our average loan yield in the second quarter of 2021 and the second quarter of 2020 by 1 bp and 13 bp, respectively. The average yield on available for sale securities decreased by 69 bp to 1.60% in the second quarter of 2021, as purchases were at substantially lower market rates. The average balance of available for sale securities increased by $100.4 million, or 36.5%, in the second quarter of 2021, compared to the second quarter of 2020, with $131.5 million of this increase in our MBS portfolio.

Interest Expense

Interest expense decreased by $2.1 million, or 61.2%, to $1.3 million for the second quarter of 2021, compared to $3.4 million for the same period in 2020. The average rate on our interest-bearing liabilities decreased by 52 bp to 0.35% for the second quarter of 2021 compared to the second quarter of 2020. Interest expense on deposits decreased by $2.0 million for the second quarter of 2021 compared to the second quarter of 2020; our average interest-bearing deposits decreased by $4.9 million while the average rate on interest-bearing deposits decreased by 64 bp.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $63 thousand and the average balance of FHLB advances decreased by $49.7 million in the second quarter of 2021 compared to the second quarter of 2020. The average rate paid on FHLB advances, at 0.86% for the second quarter of 2021, increased by 6 bp when compared to the same period in 2020. This increase was the result of a lower balance of low rate, short-term FHLB advances in the second quarter of 2021 when compared to the same period in 2020.

Average Balances, Yields and Rates

The following table sets forth average balances, annualized yields and rates, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, and have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense as well as any amortization and accretion of fair value adjustments.

	Three Months Ended June 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$358,980	$3,271	3.65%	$375,835	$3,730	3.99%	(0.34)%
Commercial real estate	755,815	8,528	4.53	694,613	8,143	4.71	(0.19)
Construction and land	118,704	1,116	3.77	132,899	1,287	3.89	(0.12)
Residential real estate	446,784	4,249	3.81	490,110	4,948	4.06	(0.25)
Consumer	80,418	748	3.73	45,619	536	4.73	(0.99)
Total portfolio loans	1,760,701	17,912	4.08	1,739,076	18,644	4.31	(0.23)
Paycheck Protection Program loans	177,546	1,776	4.01	142,715	896	2.53	1.49
Total loans and leases	1,938,247	19,688	4.07	1,881,791	19,540	4.18	(0.10)
Securities available for sale: (2)
U.S Gov agencies	45,256	274	2.43	80,217	532	2.67	(0.24)
Mortgage-backed	320,960	1,088	1.36	189,419	945	2.01	(0.65)
Corporate debentures	9,294	139	6.00	5,507	92	6.72	(0.72)
Total available for sale securities	375,510	1,501	1.60	275,143	1,569	2.29	(0.69)
Securities held to maturity: (2)	6,206	88	5.69	7,745	112	5.82	(0.13)
FHLB Atlanta stock, at cost	9,008	99	4.39	13,015	220	6.78	(2.39)
Interest bearing deposit in banks	45,741	6	0.06	86,181	20	0.09	(0.04)
Loans held for sale	—	—	—	1,365	13	3.83	(3.83)
Total earning assets	2,374,712	21,382	3.61%	2,265,240	21,474	3.81%	(0.20)%
Cash and due from banks	10,781			16,056
Bank premises and equipment, net	40,593			42,431
Goodwill	31,449			65,570
Core deposit intangible	4,956			7,522
Other assets	143,052			146,395
Less: allowance for credit losses	(18,392)			(13,417)
Total assets	$2,587,151			$2,529,797
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$227,272	19	0.03%	$186,781	$57	0.12%	(0.09)%
Money market	428,169	66	0.06	365,658	342	0.38	(0.31)
Savings	180,992	15	0.03	140,904	25	0.07	(0.04)
Time deposits	409,404	310	0.30	557,401	1,959	1.41	(1.11)
Total interest-bearing deposits	1,245,837	410	0.13	1,250,744	2,383	0.77	(0.63)
Borrowings:
FHLB advances	206,231	443	0.86	255,945	506	0.80	0.07
Fed funds and other borrowings	10,751	1	0.04	16,747	13	0.31
Subordinated debt	28,608	446	6.25	28,307	452	6.42	(0.17)
Total borrowings	245,590	890	1.45	300,999	971	1.30	0.16
Total interest-bearing funds	1,491,427	1,300	0.35%	1,551,743	3,354	0.87%	(0.52)%
Noninterest-bearing deposits	773,825			632,080
Other liabilities	21,665			26,822
Total liabilities	2,286,917			2,210,645
Stockholders' equity	300,234			319,152
Total liabilities & equity	$2,587,151			$2,529,797
Net interest income		$20,082			$18,120
Net interest rate spread (3)			3.26%			2.94%
Effect of noninterest-bearing funds			0.13			0.28
Net interest margin on earning assets (4)			3.39%			3.22%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total earning assets.

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

	Three Months Ended June 30,
	2021 vs. 2020
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(459)	$(316)	$(143)
Commercial real estate	385	(328)	713
Construction and land	(171)	(41)	(130)
Residential real estate	(699)	(301)	(398)
Consumer	212	(113)	325
Total interest on portfolio loans	(732)	(1,099)	367
Paycheck Protection Program (PPP)	880	529	351
Total interest on loans and leases	148	(570)	718
Securities available for sale:
U.S. Gov agencies	(258)	(48)	(210)
Mortgage-backed	143	(305)	448
Corporate debentures	47	(10)	57
Total interest on available for sale securities	(68)	(363)	295
Securities held to maturity	(24)	(2)	(22)
FHLB Atlanta stock, at cost	(121)	(77)	(44)
Interest bearing deposit in banks	(14)	(8)	(6)
Loans held for sale	(13)	(13)	0
Total interest income	(92)	(1,033)	941

Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(38)	(42)	4
Money market	(276)	(287)	11
Savings	(10)	(13)	3
Time deposits	(1,649)	(1,542)	(107)
Total interest on deposits	(1,973)	(1,884)	(89)
Borrowings:
FHLB advances	(63)	42	(105)
Fed funds and other borrowings	(12)	(11)	(1)
Subordinated debt	(6)	(12)	6
Total interest on borrowings	(81)	19	(100)
Total interest expense	(2,054)	(1,865)	(189)
Effect on net interest income	$1,962	$832	$1,130

Provision for Credit Losses

No provision for credit losses was recorded in the second quarter of 2021 compared to a $3.0 million provision for the second quarter of 2020. The higher provision for credit losses in the second quarter 2020 reflected the rapidly changing economic environment and uncertainty resulting from the COVID-19 pandemic. Second quarter of 2021 net charge-offs of $80 thousand resulted in an $80 thousand decrease in the allowance for loan and lease losses at June 30, 2021. For the second quarter of 2020, the $3.0 million provision for credit losses, net of net charge-offs of $28 thousand, resulted in an increase in the allowance for loan and lease losses of $3.0 million.  Our allowance for loan and lease losses is more fully discussed below under the sections entitled “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” and “Allowance for Loan and Lease Losses” of this MD&A.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	$ Change	% Change
Service charges on deposit accounts	$654	$432	$222	51.4%
Gain on the sale of securities	—	3,044	(3,044)	(100.0)
Income from bank owned life insurance	421	441	(20)	(4.5)
Loan related fees and service charges	271	175	96	54.9
Other operating income	1,007	667	340	51.0
Total noninterest income	$2,353	$4,759	$(2,406)	(50.6)%

Noninterest income was $2.4 million for the three months ended June 30, 2021, a decrease of $2.4 million, or 50.6%, compared to $4.8 million for the same period in 2020.  The primary driver of this decrease was a $3.0 million decrease in noninterest income attributable to gains on the sale of securities in the second quarter of 2020; there were no securities gains in the second quarter of 2021. Noninterest income other than from securities gains for the second quarter of 2021 increased by $638 thousand, or 37.2%, from the second quarter of 2020.

Service charges on deposit accounts, which consist of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other standard deposit fees, increased $222 thousand in the second quarter of 2021, compared to the second quarter of 2020.  Our standard deposit fees were up $208 thousand in the second quarter of 2021 while NSF and overdraft fees were up $14 thousand from the second quarter of 2020.

Loan related fees and service charges were $271 thousand in the second quarter of 2021, an increase of $96 thousand from the second quarter of 2020. Increases in loan related fees and service charges were due to increased lending activity.

Other operating income, which consists mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, increased $340 thousand in the second quarter of 2021 compared to the second quarter of 2020. The primary driver was a $225 thousand increase in interchange fees, as consumer spending and card utilization increased from the second quarter 2020, when spending and card utilization were adversely impacted by the initial drop in economic activity due to the pandemic.

Noninterest Expenses

The following table presents the major categories of noninterest expense for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$7,143	$6,259	$884	14.1%
Occupancy and equipment	1,318	1,242	76	6.1
Marketing and business development	341	453	(112)	(24.7)
Professional fees	809	634	175	27.6
Data processing fees	982	849	133	15.7
FDIC assessment	171	236	(65)	(27.5)
Other real estate owned	—	268	(268)	(100.0)
Loan production expense	181	192	(11)	(5.7)
Amortization of core deposit intangible	594	680	(86)	(12.6)
Other operating expense	758	2,315	(1,557)	(67.3)
Total noninterest expense before goodwill impairment	12,297	13,128	(831)	(6.3)
Goodwill impairment	—	34,500	(34,500)	(100.0)
Total noninterest expense	$12,297	$47,628	$(35,331)	(74.2)%

Noninterest expenses were $12.3 million for the second quarter of 2021, a decrease of $35.3 million, or 74.2%, compared to $47.6 million for the second quarter of 2020.  The decrease was primary attributable to the $34.5 million goodwill impairment charge recorded in the second quarter of 2020; there was no additional goodwill impairment charge in the second quarter of 2021. Noninterest expenses in the second quarter of 2021, other than from the goodwill impairment charge, decreased by $831 thousand, or 6.3%, from the second quarter of 2020.

Compensation and benefits expense is typically the largest component of our noninterest expense.  Compensation and benefits expense increased by $884 thousand, or 14.1%, in the second quarter of 2021, compared to the same period in 2020.  The higher level of compensation and benefits expense included an increase in staff costs and benefits of $544 thousand, resulting from talent acquisitions since the second quarter of 2020, including staff increases in connection with the Company’s Greater Washington initiative. In addition, loan origination internal cost deferrals attributable to the PPP program in the second quarter of 2021 were $231 thousand lower than the $242 thousand reported in the second quarter of 2020.

Occupancy and equipment expense increased by $76 thousand in the second quarter of 2021, compared to the same period in 2020. The second quarter of 2021 included $152 thousand of non-capitalizable branch renovation costs, partially offset by a $66 thousand reduction in rental expenses as a result of our branch closures in early 2021.

Professional fees increased by $175 thousand in the second quarter of 2021, compared to the same period in 2020. The second quarter of 2021 reflected a higher level of legal expenses, which increased by $167 thousand compared to the same period in 2020.

Data processing fees increased by $133 thousand in the second quarter of 2021, compared to the same period in 2020, with this increase primarily attributable to higher account and transaction volumes.

Our marketing and business development expenses decreased by $112 thousand in the second quarter of 2021, driven primarily by a lower level of corporate sponsorships and the impact of COVID-19 that resulted in lower expenses for customer and non-customer direct contact.

OREO expense decreased $268 thousand in the second quarter of 2021, primarily as a result of a $257 thousand OREO valuation allowance recorded in the second quarter of 2020; there was no valuation allowance recorded in the second quarter of 2021.

Other operating expense decreased by $1.6 million in the second quarter of 2021.  Other operating expense consists mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. Included in other operating expense for the second quarter of 2020 was a $1.0 million litigation accrual, stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank, and $224 thousand in prepayment penalties on FHLB advances. In addition, fraud and other miscellaneous losses declined by $134 thousand in the second quarter of 2021.

Income Tax Expense

For the second quarter of 2021, we recorded an income tax expense of $2.7 million compared to $1.7 million in the second quarter of 2020. Our effective tax rate for the second quarter of 2021 was 26.5%. The goodwill impairment charge of $34.5 million recorded during the second quarter of 2020 was not tax deductible. Our effective tax rate for the second quarter of 2020 was -6.0%; outside the impact of the $34.5 million non-deductible goodwill impairment charge, our effective tax rate for the second quarter of 2020 would have been 24.6%.

Nonperforming and Problem Assets; COVID – Related Loan Deferrals

We perform reviews of all delinquent loans and our loan officers contact customers to attempt to resolve potential credit issues in a timely manner.  Loans are placed on nonaccrual status when payment of principal or interest is 90 days or more past due and the value of the collateral securing the loan, if any, is less than the outstanding balance of the loan.  Loans are also placed on nonaccrual status if we have serious doubt about further collectability of principal or interest on the loan, even though the loan is currently performing.  When loans are placed on a nonaccrual status, unpaid accrued interest is fully reversed, and subsequent income, if any, is recognized only to the extent received.  The loan may be returned to accrual status if the loan is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Our level of COVID-19-related loan deferrals, after a large decline from their 2020 peak through December 31, 2020, have continued to decline. As of June 30, 2021, a total of $30.4 million of loans, representing 1.6% of total loans and 1.7% of portfolio loans, were performing under some form of deferral or other payment relief. By comparison, a total of $56.1 million of loans, representing 3.0% of total loans and 3.3% of portfolio loans, were performing under some form of deferral or other payment relief as of December 31, 2020. Included in total deferrals at June 30, 2021 are second deferrals (including deferrals where the cumulative inception to date deferral is greater than six months) of $17.6 million. Full payment deferrals at June 30, 2021 represent 5% of total deferrals while principal only deferrals represent 95% of total deferrals. We expect that the level of COVID-19 related deferrals will continue to decline in future periods.

The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	June 30,	December 31,
(in thousands)	2021	2020
Non-accrual loans:
Real estate loans:
Construction and land	$246	$581
Residential - first lien	8,769	12,635
Residential - junior lien	1,607	1,250
Commercial owner occupied	311	416
Commercial non-owner occupied	3,198	528
Commercial and leases	856	2,508
Total non-accrual loans	14,987	17,918
Accruing troubled debt restructured loans:
Residential real estate - first lien	1,228	1,153
Commercial and leases	4	359
Total accruing troubled debt restructured loans	1,232	1,512
Total nonperforming loans	16,219	19,430
Other real estate owned:
Land	534	648
Residential - first lien	95	95
Total other real estate owned	629	743
Total nonperforming assets	$16,848	$20,173
Ratios:
Nonperforming loans to total loans and leases	0.83%	1.04%
Nonperforming loans to portfolio loans (1)	0.90%	1.14%
Nonperforming assets to total assets	0.65%	0.79%

Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$—	$34
Commercial owner occupied	—	83
Commercial non-owner occupied	5,628	—
Commercial and leases	—	251
	$5,628	$368

(1)	Denotes a non-GAAP measure; refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Nonperforming Loans

Government fiscal stimulus and relief programs appear to have delayed, and possibly mitigated, any materially adverse financial impact to our loan portfolio resulting from the COVID-19 pandemic. Despite these measures, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the ability to reach a sufficient vaccination rate to achieve herd immunity, whether such vaccinations will be effective against any resurgence of the virus, including new strains such as the Delta variant, and the ability of customers and businesses to return to, and remain in, their pre-pandemic routines.

Nonperforming loans (“NPLs”) were $16.2 million, or 0.83% of total loans and 0.90% of portfolio loans, at June 30, 2021 compared to $19.4 million, or 1.04% of total loans and 1.14% of portfolio loans, at December 31, 2020.  The $3.2 million decrease in NPLs was the result of $1.1 million in payoffs and $2.1 million of charge-offs in the first six months of 2021. $677 thousand of the first six months 2021 charge-offs were attributable to the partial charge-off of loans to one borrower where we had recorded a specific allocation of the allowance for loan and lease losses of $894 thousand at December 31, 2020.

Included in nonaccrual loans at June 30, 2021 are two TDRs with a carrying balance totaling $318 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were five TDRs totaling $1.2 million that were performing in accordance with their modified terms at June 30, 2021. During the six months ended June 30, 2021, we reported a new $104 thousand residential real estate TDR, downgraded to nonperforming a $237 thousand commercial loan TDR that previously had been performing in accordance with its modified terms, and fully charged-off a $413 thousand nonperforming commercial loan TDR.

The composition of our nonperforming loans at June 30, 2021 is further described below:

Nonaccrual Loans:

●	Two construction and land loans
●	45 residential first lien loans, one with a fair value of $54 thousand in the process of foreclosure
●	35 residential junior lien loans
●	Two commercial real estate owner-occupied loans
●	Ten commercial real estate non-owner occupied loans, (including six that were placed on nonaccrual in the second quarter 2021)
●	Five commercial loans, representing three lending relationships

Accruing Troubled Debt Restructured Loans:

●	Four residential real estate loans
●	One commercial loan

Nonperforming Assets

Nonperforming assets (“NPAs”) consist of NPLs and other real estate owned (“OREO”).  Our NPAs were $16.8 million, or 0.65% of total assets, at June 30, 2021 compared to $20.2 million, or 0.79% of total assets, at December 31, 2020. The $3.4 million decrease in NPAs since December 31, 2020 was primarily the result of the $3.2 million decrease in NPLs. NPAs represented 0.87% of total loans and OREO at June 30, 2021.

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

Our OREO totaled $629 thousand at June 30, 2021, a $114 thousand decrease from $743 thousand at December 31, 2020. There was no valuation expense included in noninterest expense during the first six months of 2021. For the same period of 2020, there was $257 thousand attributable to net increases in valuation allowances as the then current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. In addition, we sold one parcel of land with a carrying balance of $144 thousand in the first six months of 2021, recording a $25 thousand loss on the sale. There were no additions to OREO during the first six months of 2021.

OREO at June 30, 2021 consisted of:

●	Several parcels of unimproved land
●	Two residential 1-4 family properties

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses (the “allowance”) at June 30, 2021 was $18.3 million, a decrease of $874 thousand from $19.2 million at December 31, 2020. Net charge-offs of $1.9 million in the first six months of 2021 were partially offset by the provision for credit losses of $1.0 million in the first six months of 2021. Net charge-offs represented 0.20% of average loans (annualized); this compares to net charge-offs of $490 thousand, or 0.05% of average loans (annualized) in the first six months of 2020.  Included in the first six months of 2021 net charge-offs was $677 attributable to one loan relationship where we had established an $894 thousand specific allocation of the allowance as of December 31, 2020. There were no specific allocations of the allowance at June 30, 2021.

Because the Company is a smaller reporting company under SEC rules, the allowance was determined under the incurred loss model. The $18.3 million allowance at June 30, 2021 represented 0.94% of total loans, 1.02% of portfolio loans, and 112.8% of NPLs. By comparison, the $19.2 million allowance at December 31, 2020 represented 1.03% of total loans, 1.13% of portfolio loans, and 98.6% of NPLs.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated:

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Balance at beginning of year	$19,162	$10,401
Charge-offs:
Real estate
Residential first lien loans	(560)	(43)
Residential junior lien loans	(45)	(41)
Commercial owner occupied loans	(1)	(44)
Commercial non-owner occupied loans	—	(37)
Commercial loans and leases	(1,388)	(698)
Consumer loans	(113)	(187)
Total charge-offs	(2,107)	(1,050)
Recoveries:
Real estate
Residential first lien loans	129	25
Residential junior lien loans	10	75
Commercial owner occupied loans	8	—
Commercial non-owner occupied loans	15	2
Commercial loans and leases	67	182
Consumer loans	4	2
Total recoveries	233	286
Net charge-offs	(1,874)	(764)
Provision for credit losses (1)	1,000	9,525
Balance at end of period	$18,288	$19,162

Allowance as a % of total loans and leases	0.94%	1.03%
Allowance as a % of portfolio loans (2)	1.02	1.13
Allowance as a % of nonperforming loans	112.76	98.62
Net charge-offs to average total loans and leases	0.20	0.04
Provision for credit losses to average total loans and leases	0.11	0.51

(1)	Portion attributable to loan and lease losses

(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

COVID-19 and Our Evaluation of the Allowance

The June 30, 2021 allowance includes our quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology for the evaluation of COVID-19’s impact on the allowance, which is essentially unchanged since June 30, 2020, identified the following qualitative factors for further review:

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

While our allowance of $18.3 million at June 30, 2021 was down $874 thousand from December 31, 2020, it increased by $7.9 million from December 31, 2019, the last balance sheet date before the COVID-19 pandemic began, with cumulative provisions for credit losses attributable to the allowance of $10.5 million from December 31, 2019 to June 30, 2021, partially offset by cumulative net charge-offs of $2.6 million during the same period. The allowance as a percentage of total loans increased from a pre-COVID level of 0.60% at December 31, 2019 to 1.03% of total loans and 1.13% of portfolio loans at December 31, 2020 before decreasing to 0.94% of total loans and 1.02% of portfolio loans at June 30, 2021. The $7.9 million increase in the ALLL from the pre-COVID level at December 31, 2019 to June 30, 2021 was primarily attributable to the qualitative factors noted above and portfolio loan growth, partially offset by the impact of lower historical loss rates.

Our evaluation of the existence and effect of any concentrations of credit, and changes in the level of such concentrations, has focused on the identification of our exposure to industry segments that may potentially be the most highly impacted by COVID-19. The following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19. All balances are as of June 30, 2021; note that the column “Initial SBA PPP Loan Relief” presents the total balance of PPP loans received by our borrowers in each of the identified loan segments since the inception of the program. The potentially highly impacted loan segments total $338.9 million, or 17.4% of total loans, at June 30, 2021. However, the table presents each of these loan segments as a percentage of portfolio loans, which we believe is a more meaningful measure of our potentially highly impacted loan concentration. The definition of our potentially highly impacted (“PHI”) loan segments has remained unchanged throughout the pandemic.

		As % of	Total Credit	As % of	Balance	As % of	Initial SBA	As % of
(in millions)	Loan	Portfolio	Exposure	Total Credit	with	Loan	PPP Loan	Loan
Loan Category	Balance	Loans (1)	(2)	Exposure	Deferrals	Category	Relief	Category
CRE - retail	$100.9	5.7%	$102.7	4.4%	$7.8	7.7%	$—	—
Hotels	61.4	3.4%	71.8	3.1%	5.5	9.0%	3.9	6.3%
CRE - residential rental	31.4	1.7%	31.4	1.4%	—	—	—	—
Nursing and residential care	39.9	2.2%	44.5	1.9%	—	—	2.8	7.0%
Retail trade	36.9	2.1%	60.5	2.6%	—	—	17.6	47.7%
Restaurants and caterers	23.7	1.3%	27.9	1.2%	—	—	30.1	126.8%
Religious and similar organizations	29.5	1.6%	31.1	1.3%	—	—	7.6	25.8%
Arts, entertainment, and recreation	15.2	0.8%	16.3	0.7%	2.3	15.1%	6.0	39.4%
Total - selected categories	$338.9	18.8%	$386.2	16.6%	$15.6	4.6%	$68.0	20.1%

(1)	A non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliation” for additional detail
(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The PHI breakdown, by loan portfolio segment, at June 30, 2021 is as follows:

(in millions)			As % of	As % of
	Loan	As % of	Portfolio	Total PHI
Loan Portfolio Segment	Balance	Total Loans	Loans (1)	Loans
Commercial real estate - non-owner occupied	$199.7	10.3%	11.0%	58.8%
Commercial real estate - owner occupied	67.0	3.4%	3.7%	19.8%
Construction and land	35.2	1.8%	2.0%	10.4%
Commercial loans and leases	35.1	1.8%	2.0%	10.4%
Other	1.9	0.1%	0.1%	0.6%
Total	$338.9	17.4%	18.8%	100.0%

We will continue to closely monitor portfolio conditions and reevaluate the adequacy of the allowance.  While our ongoing active management of the portfolio, government fiscal stimulus, COVID-19 related payment deferrals, and PPP loan assistance have reduced the short-term risk in our loan portfolio and traditional lagging indicators of delinquencies and nonperforming loans remain historically modest, we believe there still is the potential for additional risk rating downgrades and an increase in charge-offs in future periods.

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

The allowance consists of two components – specific and general allowances:

1)	Specific allowances may be established for loans classified as Substandard or Doubtful. For loans classified as impaired, the allowance is established when the net realizable value (collateral value less costs to sell) of the impaired loan is lower than the carrying amount of the loan. The amount of impairment provided for as a specific allowance is represented by the deficiency, if any, between the underlying collateral value and the carrying value of the loan. Impaired loans for which the estimated fair value of the loan, or the loan’s observable market price or the fair value of the underlying collateral, if the loan is collateral dependent, exceeds the carrying value of the loan are not considered in establishing specific allowances; and

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

Our loan policies state that after all collection efforts have been exhausted, and the loan is deemed to be a loss, then the remaining loan balance will be charged off against the allowance. All loans are evaluated for loss potential once it has been determined by our Watch Committee that the likelihood of repayment is in doubt. When a loan is past due for at least 90 days or a deterioration in debt service coverage ratio, guarantor liquidity, or loan-to-value ratio has occurred that would cause concern regarding the likelihood of the full repayment of principal and interest, and the loan is deemed not to be well secured, the loan is moved to nonaccrual status and a specific reserve is established if the net realizable value is less than the principal value of the loan balance(s). Once the actual loss value has been determined, this amount is charged off against the allowance. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

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

Allocation of Allowance for Loan and Lease Losses

The following table sets forth the allocation of the allowance by loan category and the allowance within each category as a percent of loans in each category at the dates indicated.  The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Loans funded through the PPP program are fully guaranteed by the U.S. government and we anticipate that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance is attributable to this loan portfolio segment.

	June 30, 2021		December 31, 2020
		Allowance		Allowance
(in thousands)	Amount	Ratio	Amount	Ratio
Real estate loans:
Construction and land loans	$1,102	0.93%	$1,349	1.16%
Residential first lien loans	2,533	0.62	2,309	0.61
Residential junior lien loans	476	0.86	832	1.39
Commercial owner occupied loans	2,047	0.81	2,207	0.88
Commercial non-owner occupied loans	7,614	1.46	7,156	1.46
Total real estate loans	13,772	1.02	13,853	1.07
Commercial loans and leases	3,218	0.90	4,131	1.24
Consumer loans	1,298	1.52	1,178	1.84
Total portfolio loans (1)	18,288	1.02	19,162	1.13
Paycheck Protection Program (PPP) loans	—	—	—	—
Total loans and leases	$18,288	0.94%	$19,162	1.03%

(1)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Our management Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021 and December 31, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

●	Expected loan demand
●	Expected deposit flows and borrowing maturities
●	Yields available on interest-bearing deposits with banks and securities
●	The objectives of our asset/liability management program

The most liquid of all assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2021 and December 31, 2020, cash and cash equivalents totaled $72.4 million and $74.6 million, respectively. Our excess liquid assets were invested in interest-bearing deposits in banks (primarily the Federal Reserve Bank of Richmond).

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our unaudited Condensed Consolidated Financial Statements.

Our total commitments to extend credit and available credit lines are discussed in the “Commitments and Off-Balance Sheet Arrangements” section of this MD&A, including a table presenting our comparative exposure at June 30, 2021 and December 31, 2020.

CDs maturing within one year at June 30, 2021 totaled $401.0 million, or 95.7% of total CDs and 19.8% of total deposits; by comparison, CDs maturing within one year at December 31, 2020 totaled $416.1 million, or 85.9% of total CDs and 21.1% of total deposits.  If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances.  Based on current market conditions, approximately 24% of our $120.4 million in customer CDs with maturities of one year or less are at significantly higher rates than current market rates for both customer CDs and other funding sources. As a result, we do not expect to retain some portion of our customer CDs with maturities of one year or less as of June 30, 2021.

Our primary investing activity is originating loans.  During the six months ended June 30, 2021 and June 30, 2020, cash used to fund net loan growth was $77.5 million and $153.1 million, respectively.  Portfolio loans accounted for $101.5 million of the net loan growth while PPP loans declined by $25.0 million in the first six months of 2021.  During the first six months of 2021, we purchased $54.6 million of securities to substantially offset $55.8 million of securities maturities / calls / paydowns. In the first six months of 2020, we purchased $179.7 million of securities which were partially offset $130.8 million of securities maturities / calls / paydowns.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in cash provided from deposits during the first six months of 2021 and 2020 of $50.1 million and $116.3 million, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors, including the pandemic which caused significant growth in deposit balances held by both households and businesses.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which can provide an additional source of funds.  FHLB advances increased to $205.0 million at June 30, 2021 compared to $200.0 million at December 31, 2020. At June 30, 2021, we had an available line of credit for $656.3 million at the FHLB, with borrowings limited to a total of $485.0 million based on pledged collateral. At December 31, 2020, we had an available line of credit for $639.7 million at the FHLB, with borrowings limited to a total of $475.0 million based on pledged collateral. Additionally, we participated in and continue to have access to borrowing availability under the FRB’s PPP Lending Facility (“PPPLF”). At June 30, 2021 and December 31, 2020 we had no outstanding PPPLF advances.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2021 and December 31, 2020, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at the dates indicated were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Unfunded loan commitments	$145,428	$147,603
Unused lines of credit	424,356	407,722
Letters of credit	14,018	14,707
Total commitments to extend credit and available credit lines	$583,802	$570,032

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers. Our reserve for potential credit losses related to these commitments, recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets, was $320 thousand at both June 30, 2021 and December 31, 2020.

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Funding

The objective of effective liquidity management is to seek to ensure that we can meet customer loan requests, customer deposit maturities/withdrawals, and other cash commitments efficiently under both normal operating conditions as well as under unforeseen and unpredictable circumstances of industry or market stress. To achieve this objective, the Asset/Liability Committee of the Board (“Board ALCO”) establishes and monitors liquidity guidelines, which generally include maintaining sufficient asset-based liquidity to cover potential funding requirements and avoiding an over-dependence on volatile, less reliable funding markets. We manage liquidity at both the parent and subsidiary levels through active management of the balance sheet.

The additional information called for by this item is incorporated herein by reference to the “Liquidity and Capital Resources” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q.

Interest Rate Risk

Interest rate risk, one of the more prominent risks in terms of potential earnings impact, is an inevitable part of being a financial intermediary. It can occur for any one or more of the following reasons: (a) assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, our earnings will initially decline); (b) assets and liabilities may re-price at the same time but by different amounts (when the general level of interest rates is falling, we may choose for customer management, competitive, or other reasons to reduce the rates paid on checking and savings deposit accounts by an amount that is less than the general decline in market interest rates); (c) short-term and long-term market interest rates may change by different amounts (i.e. the shape of the yield curve may impact new loan yields and funding costs differently); or (d) the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change (for example, mortgage-backed securities held in the securities available for sale portfolio may prepay significantly earlier than anticipated – with an associated reduction in portfolio yield and income – if long-term mortgage rates decline sharply). In addition to the direct impact of interest rate changes on net interest income through these categories, interest rates indirectly impact earnings through their effect on loan demand, credit losses, and other sources of our earnings.

In determining the appropriate level of interest rate risk, we consider the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. We believe that short-term interest rate risk is best measured by simulation modeling. We prepare a current base case and standard alternative scenarios at least once quarterly and report the analysis to ALCO, Board ALCO, and the Board of Directors.

The balance sheet is subject to quarterly testing for the standard alternative interest rate shock possibilities to indicate the inherent interest rate risk. Current and forward rates are shocked by +/- 100, + 200, +300, and +400 bp. Certain scenarios may be impractical under different economic circumstances. For example, due to low current market interest rates, it was not possible to calculate a market rate decrease of 200 bp because many of the market interest rates would fall below zero in that scenario. We seek to structure the balance sheet so that net interest income at risk over a twelve month period does not exceed policy guidelines at the various interest rate shock levels.

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both June 30, 2021 and December 31, 2020 are presented in the following table. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income:

Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp
Policy limits	-15%	-12%	-10%	-10%	-10%
June 30, 2021	2.2%	1.9%	1.5%	1.2%	-5.1%
December 31, 2020	0.0%	0.5%	1.1%	1.5%	-4.7%

Item 4.          Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2021. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Risks Related to the Proposed Merger with F.N.B

Because the market price of F.N.B. common stock may fluctuate, holders of our common stock cannot be certain of the market value of the merger consideration they will receive if the merger closes.

Upon completion of the proposed Merger, each outstanding share of our common stock (except for shares owned by the Company or F.N.B., in each case other than in a fiduciary or agency capacity) will be converted into 1.80 shares of F.N.B. common stock. The market value of the merger consideration will vary from the closing price of F.N.B. common stock on the date F.N.B and the Company announced the proposed Merger and on the date the Merger is completed. Any change in the market price of F.N.B. common stock prior to the completion of the Merger will affect the market value of the merger consideration that our stockholders will receive upon completion of the Merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of F.N.B. common stock or shares of our common stock, provided that we may terminate the Merger Agreement in certain circumstances relating to a decline in the price of F.N.B. common stock relative to such price as of the date of the Merger Agreement and to a specified peer group index. For more information regarding the Merger and the Merger Agreement, please refer to the Current Report on Form 8-K that we filed with the United States Securities and Exchange Commission on July 13, 2021.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in F.N.B’s and the Company’s businesses, operations and prospects and regulatory considerations, many of which factors are beyond our control. Therefore, holders of our common stock will not know the market value of the consideration that our stockholders will receive at the effective time of the proposed Merger, if it is completed.

The market price of F.N.B. common stock after the Merger may be affected by factors different from those affecting the shares of our common stock or F.N.B. common stock currently.

If the proposed Merger is completed, holders of our common stock will become holders of F.N.B. common stock. F.N.B.’s business differs from that of the Company. Accordingly, the results of operations and financial condition of the combined company and the market price of F.N.B. common stock after the completion of the proposed Merger may be affected by factors different from those currently affecting the independent results of operations and financial condition of each of F.N.B. and the Company.

We are subject to business uncertainties and contractual restrictions while the Merger with F.N.B. is pending.

Uncertainty about the effect of the proposed Merger with F.N.B. on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to the closing, and we are restricted from making certain acquisitions and taking other specified actions without the consent of F.N.B. until the Merger is completed. These restrictions may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Merger.

The proposed Merger may distract our management from their other responsibilities.

The proposed Merger could cause our management to focus their time and energies on matters related to the Merger that otherwise would be directed to our business and operations. Any such distraction on the part of our management, if significant, could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the Merger, or the business and earnings of the combined company after the Merger.

Failure to complete the proposed Merger could negatively impact the Company.

If the proposed Merger is not completed for any reason, including as a result of our stockholders’ failure to approve the Merger Agreement, there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and associates. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform our obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $15.0 million to F.N.B.

Additionally, we have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing a proxy statement/prospectus. If the Merger is not completed, we would have to pay these expenses without realizing the expected benefits of the Merger.

The shares of F.N.B. common stock to be received by holders of our common stock as a result of the proposed Merger, if it is completed, will have different rights from the shares of our common stock.

If the Merger is completed, holders of our common stock will become holders of F.N.B. common stock and their rights as stockholder will be governed by Pennsylvania law and the governing documents of F.N.B. The rights associated with F.N.B. common stock are different from the rights associated with our common stock.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the proposed Merger.

Before the proposed Merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Maryland Office of the Commissioner of Financial Regulation and other regulatory authorities. In determining whether to grant these approvals, the regulators consider a variety of factors. These approvals could be delayed or not obtained at all, including due to any or all of the following:  an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of Congressional leadership and regulatory agency leadership; or impacts and disruptions resulting from the COVID-19 pandemic.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither party will be required to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company after giving effect to the Merger, after the effective time.

If the proposed Merger is completed, Holders of our common stock will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management.

Holders of our common stock currently have the right to vote in the election of the board of directors and on other matters affecting us. When the Merger is completed, each of our stockholders will become a shareholder of F.N.B., with a percentage ownership of F.N.B. that is significantly smaller than such stockholder’s current percentage ownership of the Company. Based on the number of shares of F.N.B. and our common stock outstanding as of June 30, 2021, and based on the number of shares of F.N.B. common stock expected to be issued in the Merger, the former holders of our common stock, as a group, are estimated to own 10% of the outstanding shares of common stock of the combined company immediately after the Merger and current holders of F.N.B. common stock as a group are estimated to own approximately 90% of the outstanding shares of common stock of the combined company immediately after the Merger. Because of this, holders of our common stock may have less influence on the management and policies of the combined company than they now have on our management and policies.

Various factors, including potential stockholder litigation, could prevent or delay the completion of the proposed Merger or otherwise negatively impact our business and operations.

The completion of the Merger is subject to closing conditions.  Various factors, including potential stockholder litigation, could prevent or delay the completion of the proposed Merger or otherwise negatively impact our business and operations.  Our stockholders may file lawsuits against us and/or the directors and officers of the Company in connection with the Merger. One of the conditions to the closing is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint preventing the consummation of the Merger be in effect. If any plaintiff were successful in obtaining an injunction prohibiting us from completing the Merger pursuant to the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger. If a lawsuit is filed, we may incur costs in connection with the defense or settlement of any such lawsuits, which could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Merger.

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

HOWARD BANCORP, INC.
(Registrant)

August 9, 2021	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

August 9, 2021	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Chief Financial Officer