Form 10-Q
period 2021-09-30
Howard Bancorp Inc
filed 2021-11-09
CIK 1390162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding as of November 5, 2021.

Common Stock, $0.01 par value – 18,813,210 shares

HOWARD BANCORP, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) for Howard Bancorp, Inc. and its subsidiary (the “Company”, “we”, or “our”) contains “forward-looking statements,” as that phrase is defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as “estimate,” “project,” “believe,” “goal,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could” and words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. These forward-looking statements include, but are not limited to, statements related to our proposed merger with F.N.B. Corporation (“F.N.B.”), statements of our goals, intentions and expectations, including the expected impact of COVID-19 on our operations, our expectations related to requests for payment deferrals on loans, our expectations that many of our unfunded commitments will expire without being drawn, and statements regarding our business plan and strategies. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and may be outside of the Company’s control. Actual events and results may differ materially from those described in such forward-looking statements due to numerous factors, including:

●	the continuing impact of COVID-19 and its variants on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States (“U.S.”) economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the failure to obtain the approval of our stockholders for the proposed merger with F.N.B. or to satisfy any other conditions to the merger on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that causes the Board of Governors of the Federal Reserve or the Office of the Comptroller of the Currency to revoke their approvals of the proposed merger with F.N.B. or otherwise impose conditions on such approvals that could adversely affect the combined company or the benefits of the transaction;
●	the occurrence of any event, change or other circumstances that could give rise to the right of the Company, F.N.B. or both to terminate the merger agreement;
●	the possibility that the anticipated benefits of the proposed merger with F.N.B., including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where Howard and F.N.B. do business, or as a result of other unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities as a result of the proposed merger with F.N.B.;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed merger with F.N.B.;
●	the outcome of any legal proceedings that may be instituted against the Company or F.N.B. as a result of the proposed merger with F.N.B.;
●	F.N.B.’s ability to complete the acquisition and successfully integrate the Company, and other factors that may affect ours or F.N.B.’s future results;
●	negative economic conditions that adversely affect the economy, real estate values, the job market and other factors nationally and in our market area, in each case that may affect our liquidity and the performance of our loan portfolio;
●	any negative perception of our reputation or financial strength;
●	competition among depository and other financial institutions;
●	changes in U.S. monetary policy, the level and volatility of interest rates, the capital markets and other market conditions that may affect, among other things, our liquidity and the value of our assets and liabilities;
●	changes in laws or government regulations or policies affecting financial institutions, including as a result of the current presidential administration and Democratic control of Congress;
●	the composition of our management team and our ability to attract and retain key personnel;
●	our ability to enter new markets successfully and capitalize on growth opportunities, and to otherwise implement our growth strategy;
●	material weaknesses in our internal control over financial reporting;
●	our ability to successfully integrate acquired entities, if any;
●	our inability to replace income lost from exiting our mortgage banking activities with new revenues;

●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our organization, compensation and benefit plans;
●	negative reactions to our branch closures by our customers, employees and other counterparties;
●	execution risk related to the opening of new branches, including increased expenses;
●	our ability to maintain the asset quality of our investment portfolios and the anticipated recovery and collection of unrealized losses on securities available for sale;
●	impairment of goodwill, other intangible assets or deferred tax assets;
●	changes in tax laws and policies;
●	our ability to continue our expected focus on commercial customers as well as maintaining our residential mortgage loan portfolio;
●	changes in our expected occupancy and equipment expenses;
●	changes to our allowance for loan and lease losses, and the adequacy thereof;
●	our ability to maintain adequate liquidity levels and future sources of liquidity;
●	our ability to retain a large portion of maturing certificates of deposit;
●	the impact on us of recent changes to accounting standards;
●	the impact of future cash requirements relating to commitments to extend credit;
●	risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	the risk of changes in technology and customer preferences;
●	the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks;
●	the impact of interest rate changes on our net interest income;
●	the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customer's supply chains, disruptions in transportation, essential utility outages, or trade disputes and related tariffs;
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services; and
●	each of the factors and risks under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in subsequent filings we make with the SEC.

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

PART I

Item 1. Financial Statements

Howard Bancorp, Inc. and Subsidiary

Condensed Consolidated Balance Sheets - Unaudited

	September 30,	December 31,
(dollars in thousands, except share data)	2021	2020
ASSETS
Cash and due from banks	$12,592	$9,415
Interest-bearing deposits with banks	51,065	65,204
Total cash and cash equivalents	63,657	74,619
Securities available for sale, at fair value	347,448	375,397
Securities held to maturity, at amortized cost	4,000	7,250
Nonmarketable equity securities	9,219	10,637
Loans and leases, net of unearned income	1,903,255	1,865,961
Allowance for loan and lease losses	(18,353)	(19,162)
Net loans and leases	1,884,902	1,846,799
Bank premises and equipment, net	39,910	41,142
Goodwill	31,449	31,449
Core deposit intangible	4,015	5,795
Bank owned life insurance	78,863	77,597
Other real estate owned	334	743
Deferred tax assets, net	29,201	31,254
Interest receivable and other assets	34,260	35,309
Total assets	$2,527,258	$2,537,991
LIABILITIES
Noninterest-bearing deposits	$783,326	$676,801
Interest-bearing deposits	1,158,092	1,298,613
Total deposits	1,941,418	1,975,414
FHLB advances	212,000	200,000
Customer repurchase agreements and other borrowings	13,485	13,634
Subordinated debt	28,739	28,437
Total borrowings	254,224	242,071
Accrued expenses and other liabilities	23,439	25,874
Total liabilities	2,219,081	2,243,359
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock - par value of $0.01 authorized 20,000,000 shares; issued and outstanding 18,811,876 shares at September 30, 2021 and 18,744,710 at December 31, 2020	188	187
Capital surplus	271,512	270,591
Retained earnings	38,185	18,167
Accumulated other comprehensive (loss) income	(1,708)	5,687
Total stockholders’ equity	308,177	294,632
Total liabilities and stockholders’ equity	$2,527,258	$2,537,991

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Loss) - Unaudited

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$58,902	$58,642	$19,532	$19,124
Interest and dividends on securities	4,817	5,568	1,582	1,819
Other interest income	39	441	27	8
Total interest income	63,758	64,651	21,141	20,951
INTEREST EXPENSE
Deposits	1,433	7,307	363	1,714
FHLB advances	1,328	2,015	444	483
Customer repurchase agreements and other borrowings	3	52	1	35
Subordinated debt	1,337	1,360	446	447
Total interest expense	4,101	10,734	1,254	2,679
NET INTEREST INCOME	59,657	53,917	19,887	18,272
Provision for credit losses	1,000	8,145	—	1,700
Net interest income after provision for credit losses	58,657	45,772	19,887	16,572
NONINTEREST INCOME
Service charges on deposit accounts	1,912	1,581	719	506
Realized and unrealized gains on mortgage banking activity	—	1,036	—	—
Gain on the sale of securities	—	3,044	—	—
Income from bank owned life insurance	1,266	1,327	421	441
Loan related fees and service charges	793	1,120	225	365
Other operating income	2,595	2,106	779	777
Total noninterest income	6,566	10,214	2,144	2,089
NONINTEREST EXPENSE
Compensation and benefits	20,813	21,836	6,748	7,136
Occupancy and equipment	3,872	3,576	1,229	1,301
Marketing and business development	1,071	1,092	433	189
Professional fees	2,148	2,183	605	823
Data processing fees	2,799	2,673	933	897
FDIC assessment	618	780	152	358
Other real estate owned	127	461	87	115
Loan production expense	554	907	219	247
Amortization of core deposit intangible	1,780	2,038	571	659
Goodwill impairment	—	34,500	—	—
Merger-related expense	880	—	880	—
Other operating expense	3,292	4,850	1,458	984
Total noninterest expense	37,954	74,896	13,315	12,709
INCOME (LOSS) BEFORE INCOME TAXES	27,269	(18,910)	8,716	5,952
Income tax expense	7,251	2,552	2,356	1,348
NET INCOME (LOSS)	$20,018	$(21,462)	$6,360	$4,604
NET INCOME (LOSS) PER COMMON SHARE
Basic	$1.07	$(1.14)	$0.34	$0.25
Diluted	$1.06	$(1.14)	$0.34	$0.25

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income (Loss) - Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$20,018	$(21,462)	$6,360	$4,604
Other comprehensive income (loss):
Investments available for sale:
Reclassification adjustment for realized gains	—	(3,044)	—	—
Related income tax	—	838	—	—
Unrealized holding (losses) gains	(10,142)	6,532	(2,568)	1,691
Related income tax benefit (expense)	2,747	(1,798)	696	(465)
Comprehensive income (loss)	$12,623	$(18,934)	$4,488	$5,830

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Stockholders’ Equity - Unaudited

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Nine Months Ended
Balances at December 31, 2019	19,066,913	$191	$276,156	$35,158	$2,643	$314,148
Net loss	—	—	—	(21,462)	—	(21,462)
Other comprehensive income	—	—	—	—	2,529	2,529
Director stock awards	22,616	—	275	—	—	275
Employee stock purchase plan	22,749	—	303	—	—	303
Repurchased shares	(372,801)	(4)	(6,673)	—	—	(6,677)
Stock-based compensation expense	—	—	386	—	—	386
Vested restricted stock units, net of shares withheld for taxes	2,823	—	(2)	—	—	(2)
Balances at September 30, 2020	18,742,300	$187	$270,445	$13,696	$5,172	$289,500

Balances at December 31, 2020	18,744,710	$187	$270,591	$18,167	$5,687	$294,632
Net income	—	—	—	20,018	—	20,018
Other comprehensive loss	—	—	—	—	(7,395)	(7,395)
Director stock awards	19,393	—	287	—	—	287
Employee stock purchase plan	19,602	1	212	—	—	213
Stock-based compensation expense	—	—	507	—	—	507
Vested restricted stock units, net of shares withheld for taxes	28,171	—	(85)	—	—	(85)
Balances at September 30, 2021	18,811,876	$188	$271,512	$38,185	$(1,708)	$308,177

					Accumulated
					other
	Number of	Common	Capital	Retained	comprehensive
(dollars in thousands, except share data)	shares	stock	surplus	earnings	income (loss)	Total
Three Months Ended
Balances at June 30, 2020	18,715,678	$187	$270,056	$9,092	$3,946	$283,281
Net income	—	—	—	4,604	—	4,604
Other comprehensive income	—	—	—	—	1,226	1,226
Director stock awards	14,465	—	138	—	—	138
Employee stock purchase plan	10,168	—	108	—	—	108
Stock-based compensation expense	—	—	145	—	—	145
Vested restricted stock units, net of shares withheld for taxes	1,989	—	(2)	—	—	(2)
Balances at September 30, 2020	18,742,300	$187	$270,445	$13,696	$5,172	$289,500

Balances at June 30, 2021	18,794,586	$188	$271,086	$31,825	$164	$303,263
Net income	—	—	—	6,360	—	6,360
Other comprehensive loss	—	—	—	—	(1,872)	(1,872)
Director stock awards	6,985	—	137	—	—	137
Employee stock purchase plan	9,015	—	104	—	—	104
Stock-based compensation expense	—	—	185	—	—	185
Vested restricted stock units, net of shares withheld for taxes	1,290	—	—	—	—	—
Balances at September 30, 2021	18,811,876	$188	$271,512	$38,185	$(1,708)	$308,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows - Unaudited

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,018	$(21,462)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for credit losses	1,000	8,145
Deferred income tax	4,801	363
Provision for other real estate owned	38	257
Depreciation and amortization	1,972	1,713
Stock-based compensation	709	659
Net accretion of discount on purchased loans	(1,228)	(999)
Gain on sale of securities	—	(3,044)
Net amortization of intangible asset	1,780	2,038
Goodwill impairment	—	34,500
Loans originated for sale	—	(79,847)
Proceeds from sale of loans originated for sale	—	111,593
Realized and unrealized gains on mortgage banking activity	—	(1,036)
Loss on sale of other real estate owned, net	66	109
Increase in cash surrender value of bank owned life insurance	(1,266)	(1,327)
Decrease in interest receivable and other assets	2,468	2,619
Decrease in accrued expenses and other liabilities	(2,435)	(1,664)
Other, net	53	51
Net cash provided by operating activities	27,976	52,668
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	(54,628)	(303,517)
Proceeds from sales, maturities and calls of investment securities	75,632	145,488
Net increase in loans and leases outstanding	(37,876)	(138,512)
Proceeds from the sale of other real estate owned	304	1,629
Purchase of premises and equipment	(438)	(386)
Proceeds from the sale of premises and equipment	—	743
Net cash used in investing activities	(17,006)	(294,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(33,996)	258,373
Net (decrease) increase in customer repurchase agreements and other borrowings	(149)	35,493
Net increase (decrease) in FHLB advances	12,000	(85,000)
Proceeds from issuance of common stock, net of cost	213	303
Repurchase of common stock	—	(6,677)
Net cash (used in) provided by financing activities	(21,932)	202,492

Net decrease in cash and cash equivalents	(10,962)	(39,395)
Cash and cash equivalents at beginning of period	74,619	109,977
Cash and cash equivalents at end of period	$63,657	$70,582
SUPPLEMENTAL INFORMATION
Cash payments for interest	$3,829	$10,459
Cash payments for income taxes	4,012	3,935
Transferred from loans to other real estate owned	—	51
Cash payments for operating leases	546	665
Lease liabilities arising from obtaining right of use assets (see Note 7)	—	2,011

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

Management has determined that the Company has one reporting unit. The sudden and continuing decline in economic conditions triggered by the Coronavirus (“COVID-19”) pandemic in the first half of 2020 included a significant decline in stock market valuations and the stock price of the Company and peer banks. These events indicated that goodwill may be impaired and resulted in the Company performing a goodwill impairment assessment. Based on this assessment, the Company's estimated fair value was less than its book value, resulting in a goodwill impairment charge of $34.5 million recorded in the quarter ended June 30, 2020. Based on the annual impairment analysis, performed in the fourth quarter of 2020, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at September 30, 2021.

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

The FASB has issued ASU 2016-13, Financial Instruments—Loan Losses (Topic 326). The main objective of this update is to provide financial statement users with more decision-useful information about the expected loan losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the guidance in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects current expected loan losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of current expected loan losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This ASU, as amended by ASU 2019-10, which is discussed below, will be effective for the Company on January 1, 2023.

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

Note 2:  Investment Securities

The Bank holds securities classified as available for sale and held to maturity.

The amortized cost and estimated fair values of investments at the dates indicated are presented in the following table:

(in thousands)	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Government Agencies	$41,245	$719	$41	$41,923	$48,297	$1,308	$—	$49,605
Mortgage-backed	299,536	2,118	5,397	296,257	310,289	6,429	46	316,672
Other investments	9,007	268	7	9,268	9,008	124	12	9,120
	$349,788	$3,105	$5,445	$347,448	$367,594	$7,861	$58	$375,397
Held to maturity Corporate debentures	$4,000	$59	$—	$4,059	$7,250	$17	$32	$7,235

Gross unrealized losses and fair value by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020 are presented in the following tables:

September 30, 2021
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
U.S. Government
Agencies	$7,459	$41	$—	$—	$7,459	$41
Mortgage-backed	255,058	5,325	2,112	72	257,170	5,397
Other investments	—	—	3,000	7	3,000	7
	$262,517	$5,366	$5,112	$79	$267,629	$5,445
Held to maturity Corporate debentures	$—	$—	$—	$—	$—	$—

December 31, 2020
(in thousands)	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale
Mortgage-backed	$21,572	$46	$—	$—	$21,572	$46
Other investments	1,496	4	3,000	8	4,496	12
	$23,068	$50	$3,000	$8	$26,068	$58
Held to maturity Corporate debentures	$3,468	$32	$—	$—	$3,468	$32

The unrealized losses that existed were a result of market changes in interest rates since the original purchase. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include: (1) the duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers; and (3) the structure of the security. The number of securities in the portfolio with unrealized losses totaled 63 and 11 at September 30, 2021 and December 31, 2020, respectively.

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

(in thousands)	September 30, 2021		December 31, 2020
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
Amounts maturing:
One year or less	$4,014	$4,085	$4,017	$4,062
After one through five years	22,617	23,399	21,723	22,914
After five through ten years	25,736	26,283	37,820	38,453
After ten years	301,421	297,740	311,284	317,203
	$353,788	$351,507	$374,844	$382,632

At September 30, 2021 and December 31, 2020, securities with a fair value of $230.7 million and $226.2 million, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve Bank of Richmond (“FRB”) Discount Window as well as for repurchase agreements and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts. No single issuer of securities, except for government agency and mortgage backed securities, had outstanding balances that exceeded ten percent of stockholders’ equity at September 30, 2021.

Note 3:  Loans and Leases

The Company makes loans and leases to customers primarily in the Greater Baltimore - Washington Metropolitan Area, and surrounding communities. A substantial portion of the Company’s loan portfolio consists of loans to businesses secured by real estate and/or other business assets.

The loan and lease portfolio segment balances at the dates indicated are presented in the following table:

	September 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Total	Total	Total	Total
Real estate
Construction and land	$124,967	6.6%	$116,675	6.3%
Residential - first lien	434,273	22.8	380,865	20.4
Residential - junior lien	51,350	2.7	60,002	3.2
Total residential real estate	485,623	25.5	440,867	23.6
Commercial - owner occupied	254,093	13.4	251,061	13.5
Commercial - non-owner occupied	518,947	27.2	491,630	26.3
Total commercial real estate	773,040	40.6	742,691	39.8
Total real estate loans	1,383,630	72.7	1,300,233	69.7
Commercial loans and leases [1]	351,618	18.5	334,086	17.9
Consumer	88,089	4.6	64,003	3.4
Paycheck Protection Program (PPP)	79,918	4.2	167,639	9.0
Total loans and leases	$1,903,255	100.0%	$1,865,961	100.0%

1 Includes equipment financing leases of $1,354 and $3,597 at September 30, 2021 and December 31, 2020, respectively.

The Paycheck Protection Program (“PPP”) provided financial relief and funding opportunities for small businesses from approved Small Business Administration (“SBA”) lenders. In response to the COVID-19 pandemic, as an SBA lender, the Bank actively assisted its qualified customers with applications and lending through this program, as amended by subsequent legislation. During 2020, the Bank funded PPP loans with principal balances totaling $201.0 million of which $8.7 million in principal balances were still outstanding at September 30, 2021. From the relaunch of the program by the SBA on January 19, 2021 until the end of the program on May 31, 2021, the Bank funded additional PPP loans with principal balances totaling $100.5 million, of which $73.5 million in principal balances were still outstanding at September 30, 2021. PPP loans at September 30, 2021 totaled $79.9 million, consisting of $82.1 million in principal balances less $2.2 million of unaccreted net deferred loan fees. Loans funded through the PPP program are fully guaranteed by the U.S. government and the Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Total loan and lease balances at September 30, 2021 and December 31, 2020 include net deferred loan fees or costs, including premiums on purchased loans. Net deferred loan costs, including premiums on purchased loans, were $2.8 million at September 30, 2021; this amount included the $2.2 million in net deferred loan fees attributable to PPP loans. Net deferred loan fees, including premiums on purchased loans, totaled $913 thousand at December 31, 2020; this amount included $3.2 million in net deferred fees attributable to PPP loans.

Note 4:  Credit Quality Assessment

Allowance for Loan and Lease Losses

Summary information on allowance for loan and lease losses activity for the periods indicated is presented in the following table:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$19,162	$10,401	$18,288	$16,356
Charge-offs	(2,169)	(814)	(62)	(200)
Recoveries	360	245	127	121
Net (charge-offs) recoveries	(1,809)	(569)	65	(79)
Provision for credit losses	1,000	7,825	—	1,380
Ending balance	$18,353	$17,657	$18,353	$17,657

The September 30, 2021 allowance includes the Company’s quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology, which is essentially unchanged since March 31, 2020, for the evaluation of COVID-19’s impact on the allowance, identified the following qualitative factors for further review:

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

The following table provides information on the activity in the allowance, by the respective loan and lease portfolio segments, for the nine and three months ended September 30, 2021 and 2020:

	At September 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Allowance for loan and lease losses:
Nine Months Ended:
Beginning balance	$1,349	$2,309	$832	$2,207	$7,156	$4,131	$1,178	$—	$19,162
Charge-offs	—	(615)	(45)	(1)	—	(1,388)	(120)	—	(2,169)
Recoveries	—	130	16	8	25	169	12	—	360
Provision for credit losses [1]	(136)	764	(403)	(57)	472	305	55	—	1,000
Ending balance	$1,213	$2,588	$400	$2,157	$7,653	$3,217	$1,125	$—	$18,353
Three Months Ended:
Beginning balance	$1,102	$2,533	$476	$2,047	$7,614	$3,218	$1,298	$—	$18,288
Charge-offs	—	(55)	—	—	—	—	(7)	—	(62)
Recoveries	—	1	6	—	10	102	8	—	127
Provision for credit losses [1]	111	109	(82)	110	29	(103)	(174)	—	—
Ending balance	$1,213	$2,588	$400	$2,157	$7,653	$3,217	$1,125	$—	$18,353
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,213	$2,588	$400	$2,157	$7,653	$3,217	$1,125	$—	$18,353
Loans and leases:
Ending balance	$124,967	$434,273	$51,350	$254,093	$518,947	$351,618	$88,089	$79,918	$1,903,255
individually evaluated for impairment	$242	$9,997	$1,544	$302	$3,298	$560	$—	$—	$15,943
collectively evaluated for impairment	$124,725	$424,276	$49,806	$253,791	$515,649	$351,058	$88,089	$79,918	$1,887,312

	At September 30, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program	Total
Allowance for loan and lease losses:
Nine Months Ended:
Beginning balance	$1,256	$2,256	$478	$788	$2,968	$2,103	$552	$—	$10,401
Charge-offs	—	(41)	—	—	(37)	(549)	(187)	—	(814)
Recoveries	—	3	59	—	—	181	2	—	245
Provision for credit losses [1]	(62)	138	303	1,297	3,748	1,621	780	—	7,825
Ending balance	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Three Months Ended:
Beginning balance	$1,525	$2,714	$924	$1,806	$5,590	$3,056	$741	$—	$16,356
Charge-offs	—	(8)	—	—	(14)	—	(178)	—	(200)
Recoveries	—	—	7	—	—	114	—	—	121
Provision for credit losses [1]	(331)	(350)	(91)	279	1,103	186	584	—	1,380
Ending balance	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Allowance allocated to:
individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
collectively evaluated for impairment	$1,194	$2,356	$840	$2,085	$6,679	$3,356	$1,147	$—	$17,657
Loans and leases:
Ending balance	$104,361	$391,079	$62,728	$250,512	$471,753	$353,863	$53,734	$196,375	$1,884,405
individually evaluated for impairment	$338	$12,361	$1,461	$793	$559	$1,489	$—	$—	$17,001
collectively evaluated for impairment	$104,023	$378,718	$61,267	$249,719	$471,194	$352,374	$53,734	$196,375	$1,867,404

1 Portion attributable to loan and lease losses.

When potential losses are identified, a specific provision and/or charge-off may be taken, based on the likelihood of repayment, that is at least in the amount of the collateral deficiency, and any potential collection costs, as determined by an independent third party appraisal.

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

Credit risk profile by portfolio segment, based upon internally assigned risk assignments, are presented below:

	September 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$124,725	$425,500	$49,806	$246,561	$506,728	$345,468	$88,089	$79,918	$1,866,795
Special mention	—	—	—	—	3,293	—	—	—	3,293
Substandard	242	8,773	1,544	7,532	8,926	6,150	—	—	33,167
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$124,967	$434,273	$51,350	$254,093	$518,947	$351,618	$88,089	$79,918	$1,903,255

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Credit quality indicators:
Not classified	$116,094	$368,230	$58,752	$240,590	$482,324	$321,415	$64,003	$167,639	$1,819,047
Special mention	—	—	—	4,364	8,778	9,083	—	—	22,225
Substandard	581	12,635	1,250	6,107	528	3,588	—	—	24,689
Doubtful	—	—	—	—	—	—	—	—	—
Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

●	Special Mention - A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.
●	Substandard - Substandard loans and leases are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful - Loans and leases classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans and leases classified Special Mention, Substandard, and Doubtful are reviewed at least quarterly to determine their appropriate classification. All commercial credit relationships are reviewed annually. Non-classified residential mortgage loans and consumer loans are not evaluated unless a specific event occurs to raise the awareness of a possible credit deterioration.

Credit risk profile by portfolio segment based upon internally assigned credit quality indicators are presented below:

	September 30, 2021
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$121,372	$424,831	$49,646	$252,710	$515,517	$350,940	$88,047	$79,918	$1,882,981
Accruing loans and leases past due:
30-59 days past due	—	—	145	—	132	120	36	—	433
60-89 days past due	3,353	638	15	1,081	—	—	6	—	5,093
Greater than 90 days past due	—	31	—	—	—	—	—	—	31
Total past due	3,353	669	160	1,081	132	120	42	—	5,557

Non-accrual loans and leases	242	8,773	1,544	302	3,298	558	—	—	14,717

Total loans and leases	$124,967	$434,273	$51,350	$254,093	$518,947	$351,618	$88,089	$79,918	$1,903,255

	December 31, 2020
				Commercial real estate		Commercial		Paycheck
	Construction	Residential real estate		owner	non-owner	loans	Consumer	Protection
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Program (PPP)	Total
Analysis of past due loans and leases:
Accruing loans and leases current	$116,094	$363,486	$57,427	$250,562	$489,996	$330,987	$63,550	$167,639	$1,839,741
Accruing loans and leases past due:
30-59 days past due	—	4,167	1,130	—	1,106	269	390	—	7,062
60-89 days past due	—	543	195	—	—	71	63	—	872
Greater than 90 days past due	—	34	—	83	—	251	—	—	368
Total past due	—	4,744	1,325	83	1,106	591	453	—	8,302

Non-accrual loans and leases	581	12,635	1,250	416	528	2,508	—	—	17,918

Total loans and leases	$116,675	$380,865	$60,002	$251,061	$491,630	$334,086	$64,003	$167,639	$1,865,961

Total loans and leases either on nonaccrual status or in excess of 90 days delinquent totaled $14.7 million, or 0.8% of total loans and leases, at September 30, 2021, a $3.6 million decrease from $18.3 million, or 1.0% of total loans and leases, at December 31, 2020.

The Company had no impaired leases or impaired PPP loans at September 30, 2021 and December 31, 2020. The impaired loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$242	$9,997	$1,544	$302	$3,298	$560	$—	$15,943
With an allowance recorded	—	—	—	—	—	—	—	—
With no related allowance recorded	242	9,997	1,544	302	3,298	560	—	15,943
Related allowance	—	—	—	—	—	—	—	—
Unpaid principal	415	10,470	1,724	301	3,305	748	—	16,963
Nine Months Ended:
Average balance of impaired loans	650	11,285	2,056	319	3,108	902	—	18,320
Interest income recognized	6	252	58	11	7	1	—	335
Three Months Ended:
Average balance of impaired loans	563	11,235	2,030	319	3,075	832	—	18,054
Interest income recognized	1	98	16	9	3	—	—	127

	December 31, 2020
				Commercial real estate		Commercial
	Construction	Residential real estate		owner	non-owner	loans	Consumer
(in thousands)	and land	first lien	junior lien	occupied	occupied	and leases	loans	Total
Impaired loans:
Recorded investment	$581	$13,789	$1,250	$416	$527	$2,882	$—	$19,445
With an allowance recorded	—	—	—	—	—	1,286	—	1,286
With no related allowance recorded	581	13,789	1,250	416	527	1,596	—	18,159
Related allowance	—	—	—	—	—	894	—	894
Unpaid principal	767	14,813	1,396	471	554	3,573	—	21,574
Average balance of impaired loans	911	15,799	1,562	478	591	4,147	—	23,488
Interest income recognized	9	366	59	2	14	109	—	559

Included in the total impaired loans above were nonaccrual loans of $14.7 million and $17.9 million at September 30, 2021 and December 31, 2020, respectively. Interest income that would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms was $401 thousand and $466 thousand for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company had no leases or PPP loans that were troubled debt restructurings (“TDRs”) at September 30, 2021 and December 31, 2020. The TDR loans at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$80	4	$1,223	$1,303
Commercial loans and leases	1	224	1	2	226
	2	$304	5	$1,225	$1,529

	December 31, 2020
	Number	Non-Accrual	Number	Accrual	Total
(dollars in thousands)	of Loans	Status	of Loans	Status	TDRs
Residential real estate - first lien	1	$84	3	$1,153	$1,237
Commercial loans and leases	1	414	2	359	773
	2	$498	5	$1,512	$2,010

A summary of TDR modifications outstanding and performing under modified terms is as follows:

	September 30, 2021
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$80	$1,223	$1,303
Commercial loans and leases
Extension or other modification	—	224	2	226
Total troubled debt restructured loans	$—	$304	$1,225	$1,529

	December 31, 2020
		Not Performing	Performing
	Related	to Modified	to Modified	Total
(in thousands)	Allowance	Terms	Terms	TDRs
Residential real estate - first lien
Extension or other modification	$—	$84	$1,153	$1,237
Commercial loans and leases
Extension or other modification	—	—	359	359
Forbearance	—	414	—	414
Total troubled debt restructured loans	$—	$498	$1,512	$2,010

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) provides financial institutions with relief from certain accounting and disclosure requirements under GAAP for certain loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs. In addition, before the CARES Act was enacted, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. As of September 30, 2021, a total of $25.6 million of loans, representing 1.3% of total loans, were performing under some form of COVID-19 related deferral or other payment relief.

Performing TDRs were in compliance with their modified terms and there are no further commitments associated with these loans. Included in nonaccrual loans at September 30, 2021 are two TDRs with a carrying balance totaling $304 thousand that were not performing in accordance with their modified terms, and the accrual of interest has ceased. In addition, there were five TDRs totaling $1.2 million that were performing in accordance with their modified terms at September 30, 2021. During the nine months ended September 30, 2021, the Company reported a new $104 thousand residential real estate TDR, downgraded to nonperforming a $237 thousand commercial loan TDR that previously had been performing in accordance with its modified terms, and fully charged-off a $413 thousand nonperforming commercial loan TDR.

There were no new TDRs during the nine months ended September 30, 2020.

At September 30, 2021 there were four loans secured by residential real estate first liens totaling $1.9 million and one construction loan for $243 thousand in the process of foreclosure.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting market counterparty swaps are recognized directly in earnings. The fair value of the interest rate swap derivatives are recorded in other assets and other liabilities. All changes in fair value are recorded through earnings as noninterest income. For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded a net gain of $28 thousand and a net loss of $28 thousand, respectively related to the change in fair value of these interest rate swap derivatives.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Unaudited Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020:

			September 30, 2021
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with customers	Other assets and other liabilities	$13,761	$623	$—
Matched interest rate swaps with market counterparty	Other assets and other liabilities	$13,761	$—	$611

			December 31, 2020
	Balance Sheet	Notional	Estimated Fair Value
(in thousands)	Location	Amount	Gain	Loss
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with customers	Other assets and other liabilities	$14,087	$450	$—
Matched interest rate swaps with market counterparty	Other assets and other liabilities	$14,087	$—	$466

Note 6:  Goodwill and Other Intangible Assets

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Bank has one reporting unit, which is community banking. The Company performs its annual impairment evaluation in the fourth quarter.

The table below presents goodwill activity for the periods indicated:

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Balance at January 1	$31,449	$65,949
Goodwill impairment	—	(34,500)
Balance at end of period	$31,449	$31,449

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

Other intangible assets consist of core deposit intangibles, which represent the estimated value of long-term deposit relationships acquired in either business combinations or other purchases of deposits and are amortized based upon the estimated economic benefits received. The gross carrying amount and accumulated amortization of core deposit intangibles at the dates indicated were as follows:

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining Life
(in thousands)	Amount	Amortization	Amount	(Years)
September 30, 2021	$16,135	$12,120	$4,015	2.0
December 31, 2020	$16,135	$10,340	$5,795	2.7

Estimated future amortization expense for core deposit intangibles is as follows:

(in thousands)
Remainder of 2021	$546
2022	1,915
2023	1,298
2024	256
Total future amortization expense	$4,015

Based on the annual impairment analysis, the Company determined that there was not an impairment of the carrying value of either the goodwill or core deposit intangible at December 31, 2020. The Company is not aware of any events or circumstances since the completion of the annual impairment analysis that would impact the carrying value of either the goodwill or core deposit intangible at September 30, 2021.

Note 7:  Operating Leases

The Company has operating leases on land and buildings with remaining lease terms ranging from 2021 to 2030. Many of the leases include renewal options, with renewal terms generally extending up to 10 years.

Operating lease right-of-use (“ROU”) assets and lease liabilities at the dates indicated were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Operating lease ROU assets	$12,195	$13,229
Operating lease liabilities	$13,173	$14,267

The components of lease expense for the periods indicated were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$1,170	$1,196	$419	$412
Rental income	(304)	(232)	(102)	(68)
Sublease income	(320)	(299)	(89)	(119)
Amortization of ROU assets	16	108	(5)	31
Total lease expense	$562	$773	$223	$256

The maturities of the Company’s lease liabilities at September 30, 2021 were as follows:

(in thousands)
Remainder of 2021	$390
2022	1,436
2023	1,209
2024	1,078
2025	955
Thereafter	11,841
Total future lease payments	$16,909
Discount of cash flows	(3,736)
Present value on net future lease payments	$13,173

Weighted average remaining term in years	5.05
Weighted average discount rate	2.94%

The Company from time to time subleases its vacant locations. Operating sublease income is recognized as a component of noninterest expense on a straight-line basis over the sublease term. Lease terms range from one to six years.

The following table details the future minimum operating sublease payments to be received at September 30, 2021:

(in thousands)
Remainder of 2021	$77
2022	135
2023	135
2024	135
2025	135
Thereafter	191
Total future sublease payments	808
Less: amount representing interest	(73)
Total net future sublease payments	$735

Note 8:  Deposits

The following table details the composition of deposits and the related percentage mix of total deposits, respectively, at the dates indicated:

	September 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total
Noninterest-bearing demand	$783,326	40.4%	$676,801	34.2%
Interest-bearing checking	206,165	10.6	214,717	11.1
Money market accounts	435,386	22.4	439,510	22.2
Savings	178,915	9.2	159,914	8.1
Certificates of deposit $250 and over	35,539	1.8	51,918	2.6
Certificates of deposit under $250	302,087	15.6	432,554	21.8
Total deposits	$1,941,418	100.0%	$1,975,414	100.0%

Note 9:  Stock Options and Stock Awards

Bancorp’s equity incentive plan provides for awards of nonqualified and incentive stock options as well as vested and non-vested common stock awards. As of September 30, 2021, 282,615 shares are available for issuance pursuant to future grants under our stock incentive plan. Employee stock options can be granted with exercise prices at the fair market value (as defined within the plan) of the stock at the date of grant and with terms of up to ten years and typically vest over a three to five year period. Except as otherwise permitted in the plan, upon termination of employment, permanent disability or death, the option exercise period is reduced or the options are canceled.

Stock awards may also be granted to non-employee members of the Company’s board of directors (the “Board of Directors” or “Board”) as compensation for attendance and participation at meetings of the Board of Directors and meetings of the various committees of the Board. During the nine months ended September 30, 2021 and 2020, the Company issued 19,393 and 22,616 shares of common stock, respectively, to directors as compensation for their service.

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

The following table summarizes Bancorp’s stock option activity and related information for the periods ended:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Balance at January 1,	25,000	$14.54	25,000	$14.54
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at period end	25,000	$14.54	25,000	$14.54
Exercisable at period end	16,671	$14.54	8,337	$14.54
Weighted average fair value of options granted during the year		N/A		N/A

No cash was received from exercise of options for the nine months ended September 30, 2021 or 2020. The intrinsic value of a stock option is the amount that the market value of the underlying stock exceeds the exercise price of the option. Based upon a fair market value of $20.28 on September 30, 2021, the options outstanding had an aggregate intrinsic value of $144 thousand. At December 31, 2020, based upon a fair market value of $11.81, the options outstanding had no aggregate intrinsic value. The stock options outstanding as of September 30, 2021 have contractual terms that permit exercise of the options through 2029.

At September 30, 2021, based on stock option awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock option awards was $16 thousand. Based upon the contractual terms, $12 thousand of this expense is expected to be recognized in the remainder of 2021 and $4 thousand in 2022.

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

The Company granted a total of 67,976 RSUs during the first nine months of 2021 consisting of 52,488 time-based RSUs which are subject to a three or five year vesting schedule, and 15,488 performance-based RSUs that cliff vest upon the attainment of pre-established corporate performance measures for the year 2023. During the first nine months of 2020, the Company granted a total of 164,383 RSUs, consisting of 137,119 time-based RSUs which are subject to a one, three or five year vesting schedule, and 27,264 performance-based RSUs that cliff vest upon the attainment of pre-established corporate performance measures over a three-year performance period.

A summary of the activity for the Company’s RSUs for the periods indicated is presented in the following table:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Balance at January 1,	170,549	$14.61	11,032	$17.48
Granted	67,976	16.93	167,716	14.60
Vested	(28,171)	14.24	(4,954)	18.44
Net settle for taxes	(5,840)	15.88	(745)	17.50
Forfeited	(4,600)	17.53	(2,500)	18.00
Balance at period end	199,914	$15.34	170,549	$14.61

At September 30, 2021, based on RSUs outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSUs was $2.2 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(in thousands)
Remainder of 2021	$174
2022	687
2023	593
2024	502
2025	157
2026	39
$2,152

Stock-Based Compensation Expense

Stock-based compensation expense attributable to stock options and RSUs is based on their fair values on the measurement date, which, for the Company, is the date of the grant. This cost is then recognized in noninterest expense on a straight-line basis over the vesting period of the respective stock options and RSUs. No compensation expense was recognized in the three or nine month periods ended September 30, 2021 or in the year ended December 31, 2020 for performance-based RSUs, as the probability of achievement of the performance metrics was considered unlikely. Compensation expense for performance-based awards could be recognized in future periods if the probability of achieving the performance metrics becomes likely before the end of the three-year performance period. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs as well as director compensation paid in stock is presented in the following table:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Related to the issuance of restricted stock and RSUs	$471	$348	$173	$131
Related to the issuance of stock options	36	36	12	12
Director compensation paid in stock	287	275	137	138
Total stock-based compensation expense	$794	$659	$322	$281

Note 10: Net Income (Loss) per Common Share

The calculation of basic and diluted net income (loss) per common share for the nine and three months ended September 30, 2021 and 2020 are presented in the following table:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(dollars in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) available to common stockholders (numerator)	$20,018	$(21,462)	$6,360	$4,604
BASIC
Basic average common shares outstanding (denominator)	18,787,571	18,773,036	18,807,395	18,736,749
Basic income (loss) per common share	$1.07	$(1.14)	$0.34	$0.25
DILUTED
Average common shares outstanding	18,787,571	18,773,036	18,807,395	18,736,749
Dilutive effect of common stock equivalents	84,383	—	88,171	—
Diluted average common shares outstanding (denominator)	18,871,954	18,773,036	18,895,566	18,736,749
Diluted income (loss) per common share	$1.06	$(1.14)	$0.34	$0.25

Common stock equivalents were excluded from the calculation of diluted average shares outstanding, as their inclusion would have resulted in a lower diluted loss per share	—	82,284	—	—
Common stock equivalents outstanding that are anti-dilutive and thus excluded from calculation of diluted number of shares presented above	—	25,000	—	194,883

Note 11: Regulatory Matters

Actual regulatory capital amounts and ratios for Bancorp and the Bank at September 30, 2021 and December 31, 2020 are presented in the following table:

					To be well
					capitalized under
					FDICIA
			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total capital (to risk-weighted assets)
Howard Bank	$300,495	14.95%	$160,796	8.00%	$200,995	10.00%
Howard Bancorp	$301,226	14.98%	$160,832	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$281,822	14.02%	$90,448	4.50%	$130,646	6.50%
Howard Bancorp	$253,814	12.63%	$90,468	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$281,822	14.02%	$120,597	6.00%	$160,796	8.00%
Howard Bancorp	$253,814	12.63%	$120,624	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$281,822	11.14%	$101,188	4.00%	$126,485	5.00%
Howard Bancorp	$253,814	10.03%	$101,211	4.00%	N/A
As of December 31, 2020:
Total capital (to risk-weighted assets)
Howard Bank	$273,974	14.26%	$153,721	8.00%	$192,151	10.00%
Howard Bancorp	$275,668	14.32%	$154,015	8.00%	N/A
Common equity tier 1 capital
(to risk-weighted assets)
Howard Bank	$254,492	13.24%	$86,468	4.50%	$124,898	6.50%
Howard Bancorp	$227,749	11.83%	$86,634	4.50%	N/A
Tier 1 capital (to risk-weighted assets)
Howard Bank	$254,492	13.24%	$115,291	6.00%	$153,721	8.00%
Howard Bancorp	$227,749	11.83%	$115,512	6.00%	N/A
Tier 1 capital (to average assets)
(Leverage ratio)
Howard Bank	$254,492	10.36%	$98,221	4.00%	$122,776	5.00%
Howard Bancorp	$227,749	9.26%	$98,360	4.00%	N/A

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

Bancorp and the Bank met all capital adequacy requirements to which they are subject as of September 30, 2021 and December 31, 2020.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted or disclosed at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

September 30, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$41,923	$—	$41,923	$—
Mortgage-backed securities	296,257	—	296,257	—
Other investments	9,268	—	9,268	—
Loans held for investment	1,337	—	1,337	—
Interest rate swap assets	623	—	623	—
Liabilities
Interest rate swap liabilities	611	—	611	—

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale securities:
U.S. Government agencies	$49,605	$—	$49,605	$—
Mortgage-backed securities	316,672	—	316,672	—
Other investments	9,120	—	9,120	—
Loans held for investment	2,949	—	2,949	—
Interest rate swap assets	450	—	450	—
Liabilities
Interest rate swap liabilities	466	—	466	—

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

	Carrying	Aggregate
	Fair Value	Unpaid
(in thousands)	Amount	Principal	Difference
September 30, 2021	$1,337	$1,375	$(38)
December 31, 2020	2,949	2,900	49

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

Other real estate owned acquired through, or in lieu of, foreclosure (“OREO”) are held for sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan and lease losses. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. There was a $38 thousand valuation loss recorded in the first nine months of 2021; a valuation loss of $257 thousand was recognized for the nine months ended September 30, 2020. These charges were for declines in the value of OREO subsequent to foreclosure. OREO is classified within Level 3 of the hierarchy.

The following table sets forth the Company’s financial assets and liabilities that were accounted for or disclosed at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

September 30, 2021		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$334	$—	$—	$334
Impaired loans:
Construction and land	—	—	—	—
Residential - first lien	6,087	—	—	6,087
Residential - junior lien	1,069	—	—	1,069
Commercial - owner occupied	302	—	—	302
Commercial - non-owner occupied	338	—	—	338
Commercial loans and leases	558	—	—	558
Total impaired loans	8,354			8,354

December 31, 2020		Quoted Price in	Significant
		Active Markets	Other	Significant
	Carrying	for Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	(Fair Value)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$743	$—	$—	$743
Impaired loans:
Construction and land	581	—	—	581
Residential - first lien	13,789	—	—	13,789
Residential - junior lien	1,250	—	—	1,250
Commercial - owner occupied	416	—	—	416
Commercial - non-owner occupied	527	—	—	527
Commercial loans and leases	1,988	—	—	1,988
Total impaired loans	18,551			18,551

At September 30, 2021, OREO consisted of an outstanding balance of $941 thousand, less a valuation allowance of $607 thousand. At December 31, 2020, OREO consisted of an outstanding balance of $1.5 million, less a valuation allowance of $731 thousand. There was no specific allocation of the allowance for credit losses attributable to impaired loans at September 30, 2021 compared to $894 thousand at December 31, 2020.

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

The following table presents the estimated fair value of the Company’s financial instruments at the dates indicated:

	September 30, 2021
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$347,448	$347,448	$—	$347,448	$—
Held to maturity securities	4,000	4,059	—	—	4,059
Nonmarketable equity securities	9,219	9,219	—	9,219	—
Loans held for investment	1,337	1,337	—	1,337	—
Loans and leases [1]	1,883,564	1,900,280	—	—	1,900,280
Marketable equity securities	3,594	3,594	—	3,594	—
Interest rate swap	623	623	—	623	—
Financial Liabilities
Deposits	1,941,418	1,941,072	—	1,941,072	—
Customer repurchase agreements and other borrowings	13,485	13,485	—	13,485	—
FHLB advances	212,000	214,881	—	214,881	—
Subordinated debt	28,739	31,197	—	31,197	—
Interest rate swap	611	611	—	611	—

	December 31, 2020
			Quoted Price in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Available for sale securities	$375,397	$375,397	$—	$375,397	$—
Held to maturity securities	7,250	7,235	—	—	7,235
Nonmarketable equity securities	10,637	10,637	—	10,637	—
Loans held for investment	2,949	2,949	—	2,949	—
Loans and leases [1]	1,843,850	1,854,049	—	—	1,854,049
Marketable equity securities	4,006	4,006	—	4,006	—
Interest rate swap	450	450	—	450	—
Financial Liabilities
Deposits	1,975,414	1,974,339	—	1,974,339	—
Customer repurchase agreements and other borrowings	13,634	13,634	—	13,634	—
FHLB advances	200,000	202,768	—	202,768	—
Subordinated debt	28,437	30,692	—	30,692	—
Interest rate swap	466	466	—	466	—

1 Carrying amount is net of unearned income and allowance for loan and lease losses

Note 14:  Exit of Mortgage Banking Activities

The Company completed the exit of its former mortgage banking activities in the quarter ended March 31, 2020. The following table presents a roll-forward of loans held for sale, showing loans originated for sale and loans sold into the secondary market, for the nine months ended September 30, 2020. In addition, the volume of loans originated for the Company’s loan portfolio as well as a statement of operations for the mortgage banking activities for the nine months ended September 30, 2020 is presented. Since the mortgage banking activities were conducted within a division of the Bank, formal financial statements were not prepared. The statement of operations presented below reflects only the direct costs associated with the Company’s mortgage banking activities and is thus representative of the incremental after tax impact of exiting this activity.

	For the Nine Months Ended
	September 30,
(in thousands)	2021	2020

Loans held for sale, January 1	$—	$30,710
Loans originated for sale	—	79,847
Loans sold into the secondary market	—	(110,557)
Loans held for sale, at end of period	$—	$—
Loans originated for the Bank's portfolio	$—	$11,378

	For the Nine Months Ended
	September 30,
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

Since the Company exited its mortgage banking activities in the quarter ended March 31, 2020, there were no results of operations related to mortgage banking activities for the three and nine month periods ended September 30, 2021 or the three month period ended September 30, 2020.

Note 15: Pending Merger

On July 12, 2021, the Company and F.N.B. Corporation (“F.N.B.”), the parent company of First National Bank of Pennsylvania, entered into an Agreement and Plan of Merger, pursuant to which the Company will merge with and into F.N.B. As a result of the merger, the separate corporate existence of the Company will cease and F.N.B. will continue as the surviving corporation (the “Merger”). Immediately after the Merger is completed, the Bank will merge with and into First National Bank of Pennsylvania, a national association, with First National Bank of Pennsylvania being the surviving entity. The Merger, which remains subject to the approval of the Company’s stockholders and satisfaction of customary closing conditions, is expected to be completed in early 2022.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our consolidated financial condition as of September 30, 2021, as compared to December 31, 2020, and our results of operations for the nine and three month periods ended September 30, 2021 and September 30, 2020. This discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes as well as the financial and statistical data appearing elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial, business and economic matters. Comments that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

In this report, unless the context suggests otherwise, references to the “Company” refer to Howard Bancorp, Inc. and references to “we,” “us,” and “our” mean the combined business of the Company and Howard Bank and its wholly-owned subsidiaries (the “Bank”).

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

Subject to the terms and conditions of the Merger Agreement and in connection with the Merger, holders of Company common stock will have the right to receive shares of F.N.B. common stock at a fixed exchange ratio of 1.80 shares of F.N.B. common stock for each share of Company common stock, plus cash in lieu of any fractional shares.

The Merger, which remains subject to the approval of the Company’s stockholders and satisfaction of customary closing conditions, is expected to be completed in early 2022.

COVID-19 Pandemic

Our business, financial condition and results of operations have been and may continue to be affected by the COVID-19 pandemic ("COVID-19" or "pandemic"). The pandemic and related restrictive measures taken by governments, businesses and individuals to contain the spread of the virus caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including our local markets. As these restrictive measures have eased, the U.S. economy continues to recover and, with the broad availability and distribution of COVID-19 vaccines, we anticipate continued improvements in commercial and consumer activity, our local economy, and the U.S. economy. On July 1, 2021, the State of Maryland lifted its state of emergency. Like much of the nation, Maryland experienced an increase in COVID-19 cases and the case rate per 100,000 people during the third quarter of 2021; as a result, Baltimore City and certain other local jurisdictions reimposed indoor mask mandates in response. However, this setback in COVID-19 progress does not appear to have had a significant adverse impact on the local economic recovery.

The setback in COVID-19 progress during the third quarter of 2021 is cause for concern and continued future uncertainty. Meanwhile, the trends in the unemployment rate and initial unemployment claims are positive. The fact that the state of Maryland did not reimpose the state of emergency in the third quarter of 2021, despite the rising COVID-19 metrics, has kept Maryland businesses open with limited local-level restrictions. While the unemployment rate and initial unemployment claims are still above pre-pandemic levels, Maryland employers, like much of the nation, are facing the challenge of finding workers, with COVID-19 safety concerns, wages, and childcare availability key factors. Inflation concerns and the debt ceiling political battle in Washington are also potential headwinds to a full recovery.

While there are reasons for optimism, we recognize that some of our customers continue to experience varying degrees of financial distress, which we expect to continue into 2022. Commercial activity continues to improve, but has not yet returned to the levels existing before the outbreak of the pandemic, which may result in our borrowers’ inability to meet their loan obligations. Economic pressures and uncertainties related to the pandemic have also resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. In addition, our loan portfolio includes customers in industries such as hotels, restaurants and caterers, arts / entertainment / recreation, and retail commercial real estate, all of which have been significantly impacted by the pandemic. We recognize that these industries may take longer to fully recover as some consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these customers closely.

In addition, market interest rates declined significantly due to the pandemic, with the 10-year Treasury bond falling to a low of 0.52% in August 2020. This rate steadily increased from its low to a high of 1.73% at March 31, 2021; since that time, the rate has declined to  1.52% at September 30, 2021. Additionally, in March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% - 0.25%; this low rate was still in effect as of September 30, 2021. A continuing low interest rate environment could have, possibly materially, an adverse effect on our business, financial condition, and results of operations.

The ultimate extent of the impact of the pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the ability to reach a sufficient vaccination rate to achieve herd immunity, whether such vaccinations will be effective against any resurgence of the virus, including new strains such as the Delta variant, and the ability of customers and businesses to return to, and remain in, their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

Lending Operations and Accommodations to Borrowers

We actively participated in the Small Business Administration's (“SBA”) Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (“CARES” Act), as amended and extended. Lending under the PPP commenced on April 3, 2020 and the SBA notified lenders that PPP funds were exhausted on or around April 16, 2020. On April 24, 2020, additional funds were allocated to the PPP and were available through August 8, 2020. An additional stimulus package, approved on December 27, 2020, authorized additional PPP funds. While the PPP program ended on May 31, 2021, we continue to assist our customers through the loan forgiveness process.

We originated $201.0 million of PPP loans in 2020, consisting of 1,062 loans with an average loan size of $189 thousand. During the third quarter of 2021, 168 of these loans, with an aggregate principal balance of $39.6 million, were forgiven. Of the PPP loans we originated in 2020, 1,055 loans with an aggregate principal balance of $192.3 million had been forgiven or repaid by borrowers through September 30, 2021, representing 99.3% of the number of PPP loans originated in 2020 and 95.7% of PPP principal balances originated in 2020.  Seven PPP loans originated in 2020 totaling $8.7 million were still outstanding at September 30, 2021.

After the relaunch of the program by the SBA on January 19, 2021 and prior to the end of the program on May 31, 2021, we originated $100.5 million of additional PPP loans, consisting of 591 loans with an average loan size of $170 thousand. During the third quarter of 2021, 191 of these loans, with an aggregate principal balance of $24.6 million, were forgiven. Of the PPP loans we originated in 2021, 227 loans with an aggregate principal balance of $27.0 million had been forgiven through September 30, 2021, representing 38.4% of the number of PPP loans originated in 2021 and 26.9% of PPP principal balances originated in 2021. At September 30, 2021, 364 PPP loans originated in 2021, with an aggregate principal balance of $73.5 million, were still outstanding.

We received processing fees from the SBA for the PPP loans originated in 2020 totaling $6.7 million, which were deferred. In addition, we deferred $782 thousand of origination costs attributable to the 2020 PPP originations. We also received processing fees from the SBA for the PPP loans originated in 2021 totaling $4.2 million, which were deferred. In addition, we also deferred $547 thousand of origination costs attributable to the PPP loans originated in 2021. The net deferred fees originally recorded from both 2020 and 2021 PPP originations, totaling $9.6 million, are being accreted as a yield adjustment over the contractual term of the underlying PPP loans, with accretion accelerated upon loan forgiveness.

During the life of the PPP program, we originated a total of 1,653 PPP loans with an aggregate principal balance of $301.5 million. As of September 30, 2021, 1,282 of these loans, with an aggregate principal balance of $219.4 million, have been either forgiven or repaid by borrowers. At September 30, 2021, PPP loans totaled $79.9 million, consisting of 371 PPP loans, with an aggregate principal balance of $82.1 million, less $2.2 million of unaccreted net deferred fees.  Included in the September 30, 2021 balance are two loans, with an aggregate principal balance of $451 thousand, which were not fully forgiven and are now amortizing PPP loans. Loans funded through the PPP program are fully guaranteed by the U.S. Government and we expect that substantially all of the remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

PPP lending generated pretax income of $1.6 million, or $0.06 after tax per share, in the third quarter of 2021, and $5.4 million, or $0.21 after tax per share, for the nine months ended September 30, 2021. By comparison, PPP lending generated pretax income of $3.8 million, or $0.16 after tax per share, in the entire year 2020, with $1.1 million, or $0.04 after tax per share, in the third quarter of 2020, and $2.1 million, or $0.08 after tax per share, for the nine months ended September 30, 2020.

In response to the pandemic, we also established client assistance programs, including offering loan modifications, on a case by case basis, in the form of payment deferrals, to both commercial and retail customers as discussed in the “Nonperforming and Problem Assets; COVID-19 Loan Deferrals” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). The CARES Act permits financial institutions to suspend requirements under GAAP for certain loan modifications to borrowers affected by the pandemic that would otherwise be characterized as troubled debt restructurings (“TDR”s). These COVID-19 payment deferrals, if not effective in mitigating the effect of the pandemic on our customers, may adversely affect our business and results of operations in the future.

Impact on Our Results of Operation and Financial Condition

We continue to monitor the impact of COVID-19 on our results of operation and financial condition.  While the pandemic did not have a significant impact on our financial condition during the year ended December 31, 2020 or the nine months ended September 30, 2021, in the form of significant incurred losses or any communications from our borrowers that significant losses were imminent, we nevertheless determined it prudent to increase our allowance for loan and lease losses (the “allowance”) by $7.9 million since December 31, 2019 (the last balance sheet date before the pandemic began), related to changes in qualitative factors, primarily as a result of the abrupt slowdown in commercial economic activity related to COVID-19, as well as the dramatic rise in the unemployment rate in our market area.  Our allowance may also be materially impacted in future periods by COVID-19.

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

As of September 30, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession resulting from the pandemic, our reported and regulatory capital ratios could be adversely impacted by potential future loan and lease losses.

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

Certain information in this report is presented with respect to “portfolio loans,” a non-GAAP financial measure defined as total loans and leases, but excluding PPP loans. Portfolio loans is calculated by subtracting PPP loans (net of unamortized deferred fees and origination costs) from total loans and leases. We also provide certain asset quality ratios such as nonperforming loans and the allowance for loan and lease losses as a percentage of portfolio loans. We believe that the presentation of portfolio loans and the related asset quality measures provide additional useful information for purposes of evaluating our results of operations and financial condition, since the PPP loans are 100% guaranteed, were not subject to traditional loan underwriting standards, and a substantial portion of these loans are expected to be forgiven and repaid by the SBA within the next twelve months.

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

The tables below provide a reconciliation of these non-GAAP financial measures with financial measures defined under GAAP:

Tangible Book Value per Common Share

	September 30,	December 31,	September 30,	Sep 2021 vs Dec 2020
(in thousands, except share data)	2021	2020	2020	$ Change	% Change

Total stockholders' equity (GAAP)	$308,177	$294,632	$289,500	$13,545	4.6%
Subtract:
Goodwill	31,449	31,449	31,449	—	—
Core deposit intangible, net of deferred tax liability	3,072	4,393	4,863	(1,321)	(30.1)
Total subtractions	34,521	35,842	36,312	$(1,321)	(3.7)
Tangible common stockholders' equity (non-GAAP)	$273,656	$258,790	$253,188	$14,866	5.7%

Total common shares outstanding at end of period	18,811,876	18,744,710	18,742,300	67,166	0.4

Book value per common share (GAAP)	$16.38	$15.72	$15.45	$0.66	4.2%

Tangible book value per common share (non-GAAP)	$14.55	$13.81	$13.51	$0.74	5.4%

Portfolio Loans and Related Asset Quality Ratios

	September 30,	December 31,	September 30,	Sep 2021 vs Dec 2020
(in thousands)	2021	2020	2020	$ Change	% Change

Total loans and leases (GAAP)	$1,903,255	$1,865,961	$1,884,405	$37,294	2.0%
Subtract PPP loans, net	79,918	167,639	196,375	(87,721)	(52.3)
Total portfolio loans (non-GAAP)	$1,823,337	$1,698,322	$1,688,030	$125,015	7.4%

Nonperforming loans	$15,942	$19,430	$16,984

As a % of:
Total loans and leases (GAAP)	0.84%	1.04%	0.90%
Portfolio loans (non-GAAP)	0.87	1.14	1.01

Allowance for loan and lease losses	$18,353	$19,162	$17,657

As a % of:
Total loans and leases (GAAP)	0.96%	1.03%	0.94%
Portfolio loans (non-GAAP)	1.01	1.13	1.05

Financial Highlights

Financial highlights during the nine and three months ended September 30, 2021 are as follows:

●	We reported net income of $20.0 million, or $1.06 per diluted common share, for the nine months ended September 30, 2021 compared to a net loss of $21.5 million, or a loss of $1.14 per diluted common share, for the nine months ended September 30, 2020. The first nine months of 2020 included a goodwill impairment charge, which was not tax deductible, of $34.5 million, or a loss of $1.84 per diluted share, recorded in the second quarter of 2020.
●	We reported net income of $6.4 million, or $0.34 per diluted common share, in the third quarter of 2021 compared to net income of $4.6 million, or $0.25 per diluted common share, in the third quarter of 2020.
●	Our allowance was 0.96% of total loans and leases and 1.01% of portfolio loans (a non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) at September 30, 2021, compared to 1.03% of total loans and leases and 1.13% of portfolio loans at December 31, 2020.
●	No provision for credit losses was recorded during the third quarter of 2021, compared to $1.7 million in the third quarter of 2020. Our total provision for credit losses for the first nine months of 2021 was $1.0 million compared to $8.1 million for the first nine months of 2020.
●	Our net interest margin was 3.38% in the first nine months of 2021, an increase of 15 basis points (“bp”) from the first nine months of 2020, with 14 bp of the increase attributable to the impact of PPP loans. For the third quarter of 2021, our net interest margin was 3.32%, an increase of 17 bp from the third quarter of 2020, with 21 bp of the increase attributable to the impact of PPP loans.
●	Total assets were $2.53 billion at September 30, 2021, down $10.7 million from $2.54 billion at December 31, 2020.
●	Total loans and leases were $1.90 billion at September 30, 2021, up $37.3 million from December 31, 2020. Portfolio loans were $1.82 billion at September 30, 2021, an increase of $125.0 million from December 31, 2020. Total loans declined by $39.3 million during the quarter ended September 30, 2021, with PPP loans down $62.7 million partially offset by a $23.5 million increase in portfolio loans.
●	Total deposits were $1.94 billion at September 30, 2021, down $34.0 million from December 31, 2020, with customer deposits up $87.0 million offset by a decline in brokered and other non-customer deposits of $121.0 million.
●	Our return on average assets (“ROA”) and return on average equity (“ROE”) were 1.04% and 8.86%, respectively, for the first nine months of 2021 compared to negative ratios for the first nine months of 2020 due to the impact of the goodwill impairment charge. Our ROA and ROE were 0.98% and 8.16%, respectively, for the third quarter of 2021 compared to 0.73% and 6.34%, respectively for the third quarter of 2020.
●	We remained “well capitalized” by all regulatory measures at September 30, 2021.
●	Our book value per common share was $16.38 at September 30, 2021, an increase of $0.66 per share from December 31, 2020. Diluted earnings per share (“EPS”) of $1.06 for the first nine months of 2021 were partially offset by a decrease in accumulated other comprehensive income (“AOCI”) of $0.39 per share.

●	Our tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail) was $14.55 per share at September 30, 2021, an increase of $0.74 per share from December 31, 2020, resulting from diluted EPS of $1.06 and the after tax effect of core deposit intangible amortization of $0.07 per share for the first nine months of 2021 partially offset by the decrease in AOCI of $0.39 per share.

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

Financial Condition

A comparison between September 30, 2021 and December 31, 2020 balance sheets is presented below.

General

Total assets decreased $10.7 million, or 0.4%, to $2.53 billion at September 30, 2021 compared to $2.54 billion at December 31, 2020, driven primarily by decreases in interest-bearing deposits with banks, securities available for sale, and securities held to maturity totaling $45.3 million. Partially offsetting these decreases was growth in total loans and leases of $37.3 million, with $125.0 million of this growth in portfolio loans, which excludes PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail), while PPP loans decreased by $87.7 million. Our primary source of funds for making loans and investments is our deposits. Total deposits decreased by $34.0 million, driven primarily by a $121.0 million decrease in brokered and other non-customer deposits, partially offset by an $87.0 million increase in customer deposits. Borrowings increased by $12.2 million, primarily as a result of an increase of $12.0 million in Federal Home Loan Bank of Atlanta (“FHLB”) borrowings. Total stockholders’ equity increased by $13.5 million due primarily to net income of $20.0 million partially offset by a decrease of $7.4 million in AOCI.

Investment Securities

The following table sets forth the composition of our investment securities portfolio at the dates indicated.

(in thousands)	September 30, 2021		December 31, 2020		2021 vs. 2020
	Amortized	Estimated	Amortized	Estimated	$ Change in
	Cost	Fair Value	Cost	Fair Value	Fair Value	% Change
Available for sale
U.S. Government
Agencies	$41,245	$41,923	$48,297	$49,605	$(7,682)	(15.5)%
Mortgage-backed	299,536	296,257	310,289	316,672	(20,415)	(6.4)
Other investments	9,007	9,268	9,008	9,120	148	1.6
	$349,788	$347,448	$367,594	$375,397	$(27,949)	(7.4)%
Held to maturity
Corporate debentures	$4,000	$4,059	$7,250	$7,235	$(3,176)	(43.9)%

Available for sale

Our available for sale securities are reported at fair value. At both September 30, 2021 and December 31, 2020, we held U.S. agency debentures, mortgage backed securities (“MBS”), and corporate debentures. This portfolio is used primarily to provide sufficient liquidity to fund our loans and provide funds for withdrawals of deposits. In addition, this portfolio is used as collateral for borrowings and as a source of earnings. At September 30, 2021 and December 31, 2020, $230.7 million and $226.2 million in fair value of available for sale securities, respectively, were pledged as collateral. These securities were pledged at the Federal Reserve Bank of Richmond (“FRB”) Discount Window as well as for commercial customer overnight securities sold under agreement to repurchase (“repurchase agreements”) and deposits of local government entities that require pledged collateral as a condition of maintaining these deposit accounts.

Available for sale securities were $347.4 million at September 30, 2021, a decrease of $27.9 million, or 7.4% from December 31, 2020. Available for sale securities, at amortized cost, were $349.8 million at September 30, 2021, a $17.8 million decrease from December 31, 2020. Net unrealized losses were $2.3 million at September 30, 2021, which represents a decline of $10.1 million when compared to net unrealized gains of $7.8 million at December 31, 2020, with the decrease in value due to higher intermediate and long-term treasury rates in 2021. Our available for sale securities portfolio contained 63 securities with unrealized losses of $5.4 million at September 30, 2021, and 11 securities with unrealized losses of $58 thousand at December 31, 2020.  Changes in the fair value of these securities resulted primarily from interest rate fluctuations.  We neither intend to sell these securities nor is it more likely than not that we would be required to sell these securities before their anticipated recovery. Furthermore, we believe the collection of the investment and related interest is probable.  Based on this analysis, we do not consider any of the unrealized losses to be other-than-temporary impairment. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Held to maturity

Held to maturity securities are reported at amortized cost. The only investments that we have classified as held to maturity are certain corporate debentures. These investments are intended to be held until maturity.   There were no held to maturity securities in an unrealized loss position at September 30, 2021, compared to three securities in an unrealized loss position totaling $32 thousand at December 31, 2020. Based on our analysis of these securities at December 31, 2020, we did not consider the unrealized losses to be other-than-temporary impairment. We had three held to maturity securities totaling $3.3 million called in the first nine months of 2021. Note 2 to our Condensed Consolidated Financial Statements provides more detail concerning the composition of our portfolio and our process for evaluating the portfolio for other-than-temporary impairment.

Nonmarketable Equity Securities

We held an investment in stock of the FHLB at September 30, 2021 and December 31, 2020 of $9.2 million and $10.6 million, respectively.  This investment is required for continued FHLB membership and is based partially upon the amount of borrowings outstanding from the FHLB.  This FHLB stock is carried at cost which approximates fair value.

Loan and Lease Portfolio

Total loans and leases (hereinafter referred to as “loans”) increased $37.3 million, or 2.0%, to $1.90 billion at September 30, 2021 from $1.87 billion at December 31, 2020. At September 30, 2021, PPP loans totaled $79.9 million, an $87.7 million decrease from December 31, 2020. We originated $100.5 million of PPP loans during the first nine months of 2021 while PPP loans forgiven or repaid by borrowers totaled $189.2 million during the first nine months of 2021. Our portfolio loans, which exclude PPP loans (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), increased by $125.0 million, or 7.4%, to $1.82 billion at September 30, 2021 from $1.70 billion at December 31, 2020.

The $125.0 million increase in portfolio loans was primarily driven by growth in commercial real estate loans (“CRE”), residential real estate first lien loans (“residential mortgage”), commercial loans and leases (“C&I”), and consumer loans. Loan originations and purchases of $373.9 million during the first nine months of 2021 were partially offset by $255.2 million in loan maturities, payoffs, partial paydowns, and lower line utilization. Residential first lien mortgage loans were up $53.4 million, or 14.0%, with secondary market loan purchases of $136.3 million partially offset by $86.9 million of prepayments. C&I loans were up $17.5 million, or 5.2%, CRE loans were up $30.0 million, or 4.1%, and consumer loans were up $24.1 million, or 37.6%, reflecting continued success in some niche lending activities.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2021		December 31, 2020
		% of		% of		%
(in thousands)	Total	Total	Total	Total	$ Change	Change
Real estate
Construction and land	$124,967	6.6%	$116,675	6.3%	$8,292	7.1%
Residential – first lien	434,273	22.8	380,865	20.4	53,408	14.0
Residential – junior lien	51,350	2.7	60,002	3.2	(8,652)	(14.4)
Total residential real estate	485,623	25.5	440,867	23.6	44,756	10.2
Commercial – owner occupied	254,093	13.4	251,061	13.5	3,032	1.2
Commercial – non-owner occupied	518,947	27.2	491,630	26.3	27,317	5.6
Total commercial real estate	773,040	40.6	742,691	39.8	30,349	4.1
Total real estate loans	1,383,630	72.7	1,300,233	69.7	83,397	6.4
Commercial loans and leases (1)	351,618	18.5	334,086	17.9	17,532	5.2
Consumer	88,089	4.6	64,003	3.4	24,086	37.6
Total portfolio loans (2)	1,823,337	95.8	1,698,322	91.0	125,015	7.4
Paycheck protection program (PPP) loans	79,918	4.2	167,639	9.0	(87,721)	(52.3)
Total loans and leases	$1,903,255	100.0%	$1,865,961	100.0%	$37,294	2.0%

(1)	Includes equipment financing leases of $1,354 and $3,597 at September 30, 2021 and December 31, 2020, respectively
(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Interest-Bearing Deposits with Banks

Interest-bearing deposits with banks, primarily with the Federal Reserve Bank of Richmond, were $51.1 million at September 30, 2021, a decrease of $14.1 million from $65.2 million at December 31, 2020. Since the Board of Governors of the Federal Reserve System reduced the reserve requirement to zero percent in March 2020 due to COVID-19, we continue to actively manage our interest-bearing deposits with banks at levels lower than they were prior to the pandemic.

Deposits

Total deposits were $1.94 billion at September 30, 2021, a $34.0 million, or 1.7%, decrease from $1.98 billion at December 31, 2020.  Customer deposits, which excludes brokered and other non-customer deposits, were up $87.0 million, or 5.1%, at September 30, 2021, compared to December 31, 2020.  Low-cost, non-maturity deposits increased by $112.9 million, or 7.6%, at September 30, 2021, compared to December 31, 2020. $98.0 million of the non-maturity deposit growth was in transaction accounts (noninterest-bearing demand and interest-bearing checking), with $106.5 million of the transaction account growth in noninterest-bearing demand deposits. The increase in non-maturity deposits was partially offset by the continued managed decline in customer CD balances, down $55.8 million, or 23.8%, at September 30, 2021, compared to December 31, 2020. We continue to manage for lower retention rates on maturing CDs with substantially higher rates than current market rates. Our strategy is to not offer above-market renewal rates on non-transactional, non-relationship deposits. Brokered and other non-customer deposits were $158.2 million at September 30, 2021, a decrease of $121.0 million when compared to $279.2 million at December 31, 2020. Non-customer deposits remain our lowest-cost incremental funding source.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	September 30, 2021		December 31, 2020
		% of		% of
(in thousands)	Amount	Total	Amount	Total	$ Change	% Change
Noninterest-bearing demand	$783,326	40.4%	$676,801	34.2%	$106,525	15.7%
Interest-bearing checking	206,165	10.6	214,717	11.1	(8,552)	(4.0)
Total transaction accounts	989,491	51.0	891,518	45.3	97,973	11.0
Money market accounts	435,386	22.4	439,510	22.2	(4,124)	(0.9)
Savings	178,915	9.2	159,914	8.1	19,001	11.9
Total nonmaturity deposits	1,603,792	82.6	1,490,942	75.6	112,850	7.6
Certificates of deposit $250 and over	35,539	1.8	51,918	2.6	(16,379)	(31.5)
Certificates of deposit under $250	302,087	15.6	432,554	21.8	(130,467)	(30.2)
Total certificates of deposit	337,626	17.4	484,472	24.4	(146,846)	(30.3)
Total deposits	$1,941,418	100.0%	$1,975,414	100.0%	$(33,996)	(1.7) ~~%~~
By deposit source:
Customer deposits	$1,783,255	91.9%	$1,696,260	85.9%	$86,995	5.1%
Brokered and other non-customer deposits	158,163	8.1	279,154	14.1	(120,991)	(43.3)
Total deposits	$1,941,418	100.0%	$1,975,414	100.0%	$(33,996)	(1.7)%

FHLB Advances

Our primary source of non-deposit funding is FHLB advances.  We use a variety of term structures in order to manage liquidity and interest rate risk.  FHLB advances were $212.0 million at September 30, 2021, an increase of $12.0 million from December 31, 2020. As of September 30, 2021, $200.0 million of FHLB advances have maturities beyond one year.

Stockholders’ Equity

Total stockholders’ equity was $308.2 million at September 30, 2021, a $13.5 million increase from $294.6 million at December 31, 2020.  The increase in stockholders’ equity was primarily the result of net income of $20.0 million for the first nine months of 2021, partially offset by a $7.4 million decrease in AOCI, which represents the after tax impact of changes in the fair value of available-for-sale securities.  The decline in the fair value of available-for-sale securities was the result of the increase in intermediate and long-term treasury yields from December 31, 2020 to September 30, 2021.

Book value per common share was $16.38 at September 30, 2021, an increase of $0.66 per share since December 31, 2020, with diluted EPS of $1.06 for the first nine months of 2021 partially offset by a decrease in AOCI of $0.39 per share.

Tangible stockholders’ equity (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which deducts goodwill and other intangible assets (net of any applicable deferred tax liabilities), was $273.7 million at September 30, 2021.  This compares to $258.8 million at December 31, 2020, with the $14.9 million increase primarily due to net income of $20.0 million for the first nine months of 2021 and the $1.3 million after tax effect of core deposit intangible amortization, partially offset by the decrease in AOCI of $7.4 million.

Tangible book value per common share (a non-GAAP financial measure – refer to the “Use of Non-GAAP Financial Measures and Related Reconciliations” section for additional detail), which divides tangible stockholders’ equity by the number of shares outstanding, was $14.55 per share at September 30, 2021, an increase of $0.74 per share since December 31, 2020. The increase is attributable to diluted EPS of $1.06 per share for the first nine months of 2021 and the after tax effect of core deposit intangible amortization of $0.07 per share partially offset by a decrease in AOCI of $0.39 per share.

Results of Operations

A comparison of the nine months ended September 30, 2021 and September 30, 2020

We reported net income of $20.0 million, or $1.07 per basic and $1.06 per diluted common share, for the nine months ended September 30, 2021, compared to a net loss of $21.5 million, or a loss of $1.14 per both basic and diluted common share, for the nine months ended September 30, 2020. Net income increased by $41.5 million, or $2.21 per basic and $2.20 per diluted common share, in the first nine months of 2021 when compared to the first nine months of 2020, primarily as a result of the following:

●	The first nine months of 2020 included a goodwill impairment charge, which was not tax deductible, of $34.5 million (an EPS increase of $1.84 per diluted share in 2021), recorded in the second quarter of 2020.
●	A $7.1 million lower provision for credit losses in the first nine months of 2021 when compared to the first nine months of 2020 (an EPS increase of $0.28 after tax per share in 2021); the provision for credit losses in the first nine months of 2020 was significantly higher as we increased our allowance for loan and lease losses in response to the initial impacts of the pandemic.
●	PPP loan pretax income of $5.4 million for the first nine months of 2021 compared to $2.1 million for the first nine months of 2020 (an EPS increase of $0.13 after tax per share in 2021); the PPP program didn’t start until the second quarter of 2020.
●	The first nine months of 2020 included $788 thousand of noninterest expenses attributable to the departure of our former CFO (an EPS increase of $0.03 after tax per share in 2021), recorded in the first quarter of 2020; there was no comparable item in the first nine months of 2021.
●	The first nine months of 2020 included a $1.0 million litigation accrual (an EPS increase of $0.04 after tax per share in 2021), recorded in the second quarter of 2020; there was no comparable item in the first nine months of 2021.
●	The first nine months of 2020 included a $224 thousand prepayment penalty on FHLB advances (an EPS increase of $0.01 after tax per share in 2021), recorded in the second quarter of 2020; there was no comparable item in the first nine months of 2021.
●	Pretax income growth from our ongoing business activities of $3.2 million in the first nine months of 2021 when compared to the first nine months of 2020 (an increase in 2021 of $0.11 after tax per share).

These items were partially offset by the following:

●	The first nine months of 2020 included an income tax benefit of $1.2 million (an EPS decrease of $0.07 per share in 2021), recorded in the first quarter of 2020, resulting from a net operating loss carryback provision in the CARES Act; there was no comparable item in the first nine months of 2021.
●	The first nine months of 2020 included $3.0 million in securities gains (an EPS decrease of $0.12 after tax per share in 2021); there were no securities gains in the first nine months of 2021.
●	The first nine months of 2020 included $130 thousand in pretax income (an EPS decrease of $0.01 after tax per share in 2021) from our former mortgage banking activities, which were concluded in the first six months of 2020.
●	The first nine months of 2021 included $880 thousand of merger-related expenses resulting from our proposed merger with F.N.B., which was announced on July 13, 2021 (an EPS decrease of $0.03 per share in 2021); there was no comparable item in the first nine months of 2020.

Net Interest Income

Net interest income for the first nine months of 2021 was $59.7 million, an increase of $5.7 million from the first nine months of 2020. Our net interest margin was 3.38% for the first nine months of 2021, an increase of 15 bp from 3.23% for the first nine months of 2020. Average earning assets for the first nine months of 2021 were $2.36 billion, an increase of $132.3 million, or 5.9%, from the first nine months of 2020. Total interest income decreased by $893 thousand in the first nine months of 2021, compared to the like period in 2020, resulting from the 27 bp decrease in the yield on our average earning assets, which more than offset the benefit attributable to the growth in average earning assets.

Our average interest-bearing liabilities for the first nine months of 2021 were $1.49 billion, a decrease of $64.7 million, or 4.2%, from the first nine months of 2020. Total interest expense decreased by $6.6 million in the first nine months of 2021, when compared to the like period in 2020, as the average rate paid on our interest-bearing liabilities decreased by 55 bp and average interest bearing liabilities decreased by $64.7 million. The net accretion of fair value adjustments on acquired loans added 10 bp to our net interest margin and 14 bp to our average yield on loans in the first nine months of 2021, an increase of 2 bp and 3 bp,  respectively, from the first nine months of 2020. We expect the impact of this net accretion to decrease in future periods. PPP loans, with an average yield of 4.78% and an interest spread (net of an assumed funding cost at 0.35%) of 4.43%, increased our net interest margin by 8 bp in the first nine months of 2021; this compared to an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, which decreased our net interest margin by 6 bp in the first nine months of 2020.

Interest Income

Interest income decreased by $893 thousand, or 1.4%, to $63.8 million for the first nine months of 2021 compared to $64.7 million for the first nine months of 2020. Interest income on loans and leases increased by $260 thousand, or 0.4%, while average loans increased by $78.5 million, or 4.3%, to $1.92 billion in the first nine months of 2021 compared to the first nine months of 2020. The average yield on loans was 4.11% in the first nine months of 2021, down 15 bp from 4.26% for the first nine months of 2020, primarily driven by the lower interest rate environment. PPP loan interest income was $5.7 million in the first nine months of 2021 compared to $2.1 million in the first nine months of 2020; the PPP program began in the second quarter of 2020. Included in PPP loan interest income for the first nine months of 2021 was $3.3 million attributable to accelerated recognition of net unaccreted deferred fees upon loan forgiveness; there was no loan forgiveness in the first nine months of 2020. PPP loans increased our average loan yield by 6 bp in the first nine months of 2021 but decreased our average loan yield by 11 bp in the first nine months of 2020. The average yield on available for sale securities decreased by 65 bp to 1.54% in the first nine months of 2021, as securities purchases were at substantially lower market rates. The average balance of available for sale securities increased by $84.2 million, or 29.3%, in the first nine months of 2021, compared to the first nine months of 2020, with $112.3 million of this increase in our MBS portfolio, partially offset by a decrease in U.S. government agencies of $31.6 million. The average yield on our interest-bearing deposits in banks fell 38 bp to 0.10% in the first nine months of 2021, compared to the same period in 2020, reflective of the significant decline in market rates of interest.

Interest Expense

Interest expense decreased by $6.6 million, or 61.8%, to $4.1 million for the first nine months of 2021, compared to $10.7 million for the same period in 2020. The average rate on our interest-bearing liabilities decreased by 55 bp to 0.37% for the first nine months of 2021 compared to the first nine months of 2020. Interest expense on deposits decreased by $5.9 million for the first nine months of 2021 compared to the first nine months of 2020; our average interest-bearing deposits increased by $18.5 million while the average rate on interest-bearing deposits decreased by 65 bp.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $687 thousand and the average balance decreased by $74.5 million in the first nine months of 2021 compared to the first nine months of 2020. The average rate paid on FHLB advances, at 0.87% for the first nine months of 2021, decreased by 9 bp when compared to the same period in 2020.

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

	Nine Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$351,184	$9,538	3.63%	$365,596	$11,281	4.12%	(0.49)%
Commercial real estate	754,105	25,705	4.56	696,083	25,091	4.81	(0.26)
Construction and land	119,344	3,363	3.77	129,798	3,938	4.05	(0.29)
Residential real estate	455,529	12,370	3.63	487,586	14,575	3.99	(0.36)
Consumer	77,767	2,211	3.80	47,011	1,621	4.60	(0.80)
Total portfolio loans	1,757,929	53,187	4.05	1,726,074	56,506	4.37	(0.33)
Paycheck Protection Program loans	159,746	5,715	4.78	113,070	2,136	2.52	2.26
Total loans and leases	1,917,675	58,902	4.11	1,839,144	58,642	4.26	(0.15)
Securities available for sale: (2)
U.S Gov agencies	45,184	814	2.41	76,822	1,555	2.70	(0.29)
Mortgage-backed	316,945	3,056	1.29	204,686	2,865	1.87	(0.58)
Corporate debentures	9,237	419	6.07	5,655	284	6.71	(0.64)
Total available for sale securities	371,366	4,289	1.54	287,163	4,704	2.19	(0.64)
Securities held to maturity: (2)	5,723	246	5.75	7,580	331	5.84	(0.09)
FHLB Atlanta stock, at cost	9,483	282	3.98	13,979	533	5.09	(1.12)
Interest bearing deposit in banks	54,750	39	0.10	72,267	262	0.48	(0.39)
Loans held for sale	—	—	—	6,572	179	3.64	(3.64)
Total earning assets	2,358,997	63,758	3.61%	2,226,705	64,651	3.88%	(0.26)%
Cash and due from banks	11,128			13,806
Bank premises and equipment, net	40,584			42,497
Goodwill	31,449			54,240
Core deposit intangible	4,958			7,525
Other assets	143,171			143,750
Less: allowance for credit losses	(18,593)			(13,535)
Total assets	$2,571,694			$2,474,988
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$218,880	57	0.04%	$186,799	$250	0.18%	(0.14)%
Money market	437,608	222	0.07	373,588	1,308	0.47	(0.40)
Savings	177,946	41	0.03	141,516	97	0.09	(0.06)
Time deposits	410,900	1,113	0.36	524,955	5,652	1.44	(1.08)
Total interest-bearing deposits	1,245,334	1,433	0.15	1,226,858	7,307	0.80	(0.64)
Borrowings:
FHLB advances	204,658	1,328	0.87	279,140	2,015	0.96	(0.10)
Fed funds and other borrowings	12,347	3	0.03	21,372	52	0.32	(0.28)
Subordinated debt	28,591	1,337	6.25	28,307	1,360	6.42	(0.17)
Total borrowings	245,596	2,668	1.45	328,819	3,427	1.39	0.06
Total interest-bearing funds	1,490,930	4,101	0.37%	1,555,677	10,734	0.92%	(0.55)%
Noninterest-bearing deposits	756,423			582,348
Other liabilities	22,107			29,470
Total liabilities	2,269,460			2,167,495
Stockholders’ equity	302,234			307,493
Total liabilities & equity	$2,571,694			$2,474,988
Net interest income		$59,657			$53,917
Net interest rate spread (3)			3.24%			2.96%
Effect of noninterest-bearing funds			0.14			0.27
Net interest margin on earning assets (4)			3.38%			3.23%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total earning assets.

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

	Nine Months Ended September 30,
	2021 vs. 2020
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(1,743)	$(889)	$(854)
Commercial real estate	614	(889)	1,503
Construction and land	(575)	(184)	(392)
Residential real estate	(2,205)	(876)	(1,329)
Consumer	590	(186)	777
Total interest on portfolio loans	(3,320)	(3,024)	(295)
Paycheck Protection Program (PPP)	3,579	1,268	2,312
Total interest on loans and leases	260	(1,757)	2,016
Securities available for sale:
U.S. Gov agencies	(741)	(112)	(629)
Mortgage-backed	191	(589)	780
Corporate debentures	135	(18)	153
Total interest on available for sale securities	(414)	(719)	305
Securities held to maturity	(85)	(4)	(81)
FHLB Atlanta stock, at cost	(251)	(77)	(174)
Interest bearing deposit in banks	(223)	(139)	(84)
Loans held for sale	(179)	(119)	(60)
Total interest income	(892)	(2,815)	1,922
Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(193)	(133)	(59)
Money market	(1,086)	(741)	(345)
Savings	(56)	(43)	(13)
Time deposits	(4,539)	(2,801)	(1,738)
Total interest on deposits	(5,874)	(3,718)	(2,156)
Borrowings:
FHLB advances	(687)	(134)	(553)
Fed funds and other borrowings	(49)	(30)	(19)
Subordinated debt	(23)	(24)	0
Total interest on borrowings	(760)	(188)	(572)
Total interest expense	(6,634)	(3,906)	(2,728)
Effect on net interest income	$5,741	$1,091	$4,651

Provision for Credit Losses

We recorded a provision for credit losses of $1.0 million for the first nine months of 2021, compared to $8.1 million for the first nine months of 2020, a decrease of $7.1 million. The higher provision for credit losses in the first nine months of 2020 reflected the rapidly changing economic environment and uncertainty resulting from the pandemic. Included in the $8.1 million provision for credit losses for the first nine months of 2020 was $320 thousand attributable to our reserve for unfunded commitments. For the first nine months of 2021, the provision for credit losses, net of net charge-offs of $1.8 million, resulted in a decrease in the allowance of $809 thousand. For the first nine months of 2020, the provision for credit losses attributable to loan and lease losses of $7.8 million, net of net charge-offs of $569 thousand, resulted in an increase in the allowance of $7.3 million.  Our allowance is more fully discussed in the sections entitled “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” and “Allowance for Loan and Lease Losses” of this MD&A.

Noninterest Income

The following table presents the major categories of noninterest income for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	$ Change	% Change
Service charges on deposit accounts	$1,912	$1,581	$331	20.9%
Realized and unrealized gains on mortgage banking activity	—	1,036	(1,036)	(100.0)
Gain on the sale of securities	—	3,044	(3,044)	(100.0)
Income from bank owned life insurance	1,266	1,327	(61)	(4.6)
Loan related fees and service charges	793	1,120	(327)	(29.2)
Other operating income	2,595	2,106	489	23.2
Total noninterest income	$6,566	$10,214	$(3,648)	(35.7)%

Noninterest income was $6.6 million for the nine months ended September 30, 2021, a decrease of $3.6 million, or 35.7%, compared to $10.2 million for the same period in 2020.  The primary drivers of this decrease in the first nine months of 2021 were a $3.0 million decrease in gains on the sale of securities and a $1.4 million decrease in noninterest income attributable to our former mortgage banking activities. The noninterest income from our former mortgage banking activities, consisting of $1.0 million of realized and unrealized gains on mortgage banking activity and $389 thousand in loan related fees and service charges, was all recorded in the first quarter of 2020. There was no noninterest income from either securities gains or our former mortgage banking activities in the first nine months of 2021. Noninterest income other than from securities gains and from mortgage banking activities for the first nine months of 2021 increased by $821 thousand, or 14.3%, from the first nine months of 2020.

Service charges on deposit accounts, which consist of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other standard deposit fees, increased $331 thousand in the first nine months of 2021, compared to the first nine months of 2020. Our standard deposit fees were up $476 thousand in the first nine months of 2021, due primarily to the implementation of a new fee-based checking product set in the first quarter of 2021. Partially offsetting the growth in standard deposit fees, NSF and overdraft fees were down $145 thousand from the first nine months of 2020, with a portion of this reduction representing accommodations to COVID-19 impacted customers in the current economic environment and higher liquidity maintained by other customers.

Loan related fees and service charges were $793 thousand in the first nine months of 2021, a decrease of $327 thousand from the first nine months of 2020. Loan related fees and service charges, other than from our former mortgage banking activities for the first nine months of 2020, increased by $62 thousand, or 8.5%, when compared to the first nine months of 2020, due to increased lending activity. The first nine months of 2020 included an interest rate swap arrangement fee of $197 thousand, while there were no interest rate swap fees in the first nine months of 2021.

Other operating income, which consists mainly of non-depository account fees such as interchange, wire, merchant card and ATM services, increased $489 thousand in the first nine months of 2021 compared to the first nine months of 2020. The primary driver was a $419 thousand increase in interchange fees, as consumer spending and card utilization increased from the first nine months 2020, when spending and card utilization were adversely impacted by the initial drop in economic activity due to the pandemic.

Noninterest Expense

The following table presents the major categories of noninterest expense for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$20,813	$21,836	$(1,023)	(4.7)%
Occupancy and equipment	3,872	3,576	296	8.3
Marketing and business development	1,071	1,092	(21)	(1.9)
Professional fees	2,148	2,183	(35)	(1.6)
Data processing fees	2,799	2,673	126	4.7
FDIC assessment	618	780	(162)	(20.8)
Other real estate owned	127	461	(334)	(72.5)
Loan production expense	554	907	(353)	(38.9)
Amortization of core deposit intangible	1,780	2,038	(258)	(12.7)
Merger-related expense	880	-	880	100.0
Other operating expense	3,292	4,850	(1,558)	(32.1)
Total noninterest expense before goodwill impairment	37,954	40,396	(2,442)	(6.0)
Goodwill impairment	—	34,500	(34,500)	(100.0)
Total noninterest expense	$37,954	$74,896	$(36,942)	(49.3)%

Noninterest expenses were $38.0 million for the first nine months of 2021, a decrease of $36.9 million, or 49.3%, compared to $74.9 million for the first nine months of 2020.  The decrease was primary attributable to the $34.5 million goodwill impairment charge recorded in the second quarter of 2020; there was no additional goodwill impairment charge in the first nine months of 2021. In addition, noninterest expenses attributable to our former mortgage banking activities were $1.4 million in the first nine months of 2020, primarily consisting of $928 thousand in compensation and benefits expense, $259 thousand in loan production expense, and $251 thousand in all other expense categories.  There were no noninterest expenses from our former mortgage banking activities in the first nine months of 2021. Noninterest expenses in the first nine months of 2021, other than from the goodwill impairment charge and our former mortgage banking activities, decreased by $1.0 million, or 2.6%, from the first nine months of 2020.

Compensation and benefits expense is typically the largest component of our noninterest expense.  Compensation and benefits expense other than from our former mortgage banking activities decreased by $95 thousand, or 0.5%, in the first nine months of 2021, compared to the same period in 2020.  The first nine months of 2020 included $698 thousand of additional compensation expense attributable to the departure of our former CFO, recorded in the first quarter of 2020.

Occupancy and equipment expense increased by $296 thousand in the first nine months of 2021, compared to the first nine months of 2020. The first nine months of 2021 included $152 thousand of non-capitalizable branch renovation costs, a higher level of ongoing incremental expenses associated with COVID-19 deep cleaning efforts, and a higher level of snow removal expenses when compared to the first nine months of 2020, partially offset by a reduction in rental expenses as a result of our branch closures in early 2021. In addition, the first nine months of 2020 included $224 thousand of branch closing cost accrual reversals related to a favorable lease termination.

Our FDIC assessment expense was $618 thousand for the first nine months of 2021, a $162 thousand, or 20.8% decrease from the same period in 2020.  The decrease was due primarily to a lower assessment rate, as the second and third quarter 2020 assessment rates were higher due to the impact of the goodwill impairment charge on the assessment calculation.

Other real estate owned (“OREO”) expense decreased by $334 thousand in the first nine months of 2021. Losses on OREO dispositions in the first nine months of 2021 were $66 thousand, a $43 thousand decrease from the comparable period in 2020. Increases in OREO valuation allowances were $38 thousand in the first nine months of 2021, a $219 thousand decrease from the comparable period in 2020. In addition, the lower level of OREO resulted in a $72 thousand reduction in OREO expenses for the first nine months of 2021 compared to the same period in 2020.

We recorded $880 thousand of merger-related expenses (primarily for a fairness opinion and legal) resulting from our proposed merger with F.N.B., which was announced on July 13, 2021; there was no comparable item in the first nine months of 2020.

Other operating expense decreased by $1.6 million in the first nine months of 2021.  Other operating expense consists mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses.  Included in other operating expense for the first nine months of 2020 was a $1.0 million litigation accrual stemming from certain mortgages originated by First Mariner Bank before its merger with Howard Bank, $224 thousand in prepayment penalties on FHLB advances, and $403 thousand of additional expenses that were the result of the reevaluation of certain expense accruals in the first quarter of 2020.

Income Tax Expense

For the first nine months of 2021, we recorded an income tax expense of $7.3 million compared to an income tax expense of $2.6 million in the first nine months of 2020. The first nine months of 2020 was favorably impacted by certain provisions of the CARES Act that was signed into law on March 27, 2020. The CARES Act permits corporate taxpayers to recover prior period taxes paid by carrying back net operating losses incurred in tax years ending after December 31, 2017 to tax years ending up to five years earlier. As a result, we were able to carryback the 2018 tax net operating loss of $9.1 million to tax years 2013-2015. The $1.2 million carryback tax benefit we recognized represented the difference between the current federal statutory tax rate of 21% and the 34% statutory federal tax rate applicable during the carryback years.  Our effective tax rate for the first nine months of 2021 was 26.6% compared to an effective tax rate of -13.5% for the first nine months of 2020; outside the impact of the $34.5 million non-deductible goodwill impairment charge and the $1.2 million benefit from the CARES Act, the effective tax rate for the first nine months of 2020 would have been 24.6%.

A comparison of the three months ended September 30, 2021 and September 30, 2020

We reported net income of $6.4 million, or $0.34 per both basic and diluted common share, for the three months ended September 30, 2021, compared to net income for the three months ended September 30, 2020 of $4.6 million, or $0.25 per both basic and diluted common share. Net income increased by $1.8 million, or $0.09 per both basic and diluted common share, in the third quarter of 2021 when compared to the third quarter of 2020, primarily as a result of the following:

●	No provision for credit losses was recorded in the third quarter of 2021, compared to a $1.7 million provision for credit losses in the third quarter of 2020 (an increase in 2021 of $0.07 after tax per share).
●	PPP loan pretax income of $1.6 million for the third quarter of 2021 was $567 thousand higher than the $1.1 million of PPP loan pretax income for the third quarter of 2020 (an increase in 2021 of $0.02 after tax per share).
●	Pretax income growth from our ongoing business activities of $1.4 million in the third quarter of 2021 when compared to the third quarter of 2020 (an increase in 2021 of $0.04 after tax per share).

These items were partially offset by the following:

●	The third quarter of 2021 included $880 thousand of merger-related expenses resulting from our proposed merger with F.N.B., which was announced on July 13, 2021 (a decrease in 2021 of $0.03 after tax per share); there was no comparable item in the third quarter of 2020.

Net Interest Income

Net interest income for the third quarter of 2021 was $19.9 million, an increase of $1.6 million from the third quarter of 2020. Our net interest margin was 3.32% for the third quarter of 2021, an increase of 17 bp from 3.15% for the third quarter of 2020. Average earning assets for the third quarter of 2021 were $2.38 billion, an increase of $71.3 million, or 3.1%, from the third quarter of 2020. Total interest income increased by $190 thousand in the third quarter of 2021, compared to the like period in 2020, with the benefit attributable to the growth in average earning assets more than offsetting the 9 bp decrease in the yield on our average earning assets.

Our average interest-bearing liabilities for the third quarter of 2021 were $1.46 billion, a decrease of $88.1 million, or 5.7%, from the third quarter of 2020. Total interest expense decreased by $1.4 million in the third quarter of 2021, when compared to the like period in 2020, as the average rate paid on our interest-bearing liabilities decreased by 35 bp and the average balance declined by $88.1 million. The net accretion of fair value adjustments on acquired loans added 7 bp to our net interest margin and 9 bp to our average yield on loans in the third quarter of 2021, a decrease of 3 bp and 5 bp, respectively, from the third quarter of 2020. We expect the impact of this net accretion to decrease in future periods. PPP loans, with an average yield of 5.95% and an interest spread (net of an assumed funding cost at 0.35%) of 5.60%, increased our net interest margin by 12 bp in the third quarter of 2021; this compared to an average yield of 2.52% and an interest spread (net of an assumed funding cost at 0.35%) of 2.17%, which decreased our net interest margin by 9 bp in the third quarter of 2020.

Interest Income

Interest income increased by $190 thousand, or 0.9%, to $21.1 million for the third quarter of 2021 compared to $21.0 million for the third quarter of 2020. Interest income on loans and leases increased by $408 thousand, or 2.1%, while average loans increased by $40.1 million, or 2.1%, to $1.92 billion in the third quarter of 2021 compared to the third quarter of 2020. The average yield on loans was 4.03% in the third quarter of 2021, down 1 bp from 4.04% for the third quarter of 2020, as the benefit of accelerated recognition of net unaccreted deferred fees on PPP loans due to PPP loan forgiveness repayments substantially offset a 31 bp decrease in the average yield on portfolio loans. PPP loan interest income was $1.7 million on average balances of $115.7 million in the third quarter of 2021 compared to $1.2 million on average balances of $195.6 million in the third quarter of 2020. Included in PPP loan interest income in the third quarter of 2021 was $1.2 million attributable to accelerated recognition of net unaccreted deferred fees upon loan forgiveness; there was no loan forgiveness in the third quarter of 2020. PPP loans increased our average loan yield in the third quarter of 2021 by 12 bp while reducing our loan yield in the third quarter of 2020 by 18 bp, resulting in a 30 bp increase in the average yield on total loans in the third quarter of 2021 compared to the third quarter of 2020. The average yield on available for sale securities decreased by 18 bp to 1.57% in the third quarter of 2021, as purchases were at substantially lower market rates. The average balance of available for sale securities increased by $4.5 million, or 1.2%, in the third quarter of 2021, compared to the third quarter of 2020, with $38.4 million of this increase in our MBS portfolio partially offset by a decrease of $37.3 million in U.S. government agencies.

Interest Expense

Interest expense decreased by $1.4 million, or 53.2%, to $1.3 million for the third quarter of 2021, compared to $2.7 million for the same period in 2020. The average rate on our interest-bearing liabilities decreased by 35 bp to 0.34% for the third quarter of 2021 compared to the third quarter of 2020. Interest expense on deposits decreased by $1.4 million for the third quarter of 2021 compared to the third quarter of 2020; our average interest-bearing deposits decreased by $569 thousand while the average rate on interest-bearing deposits decreased by 44 bp.  We lowered the interest rates paid on interest-bearing deposits in response to the lower prevailing competitive market rates starting in late February 2020, with the full impact of those rate reductions expected to be reflected in future periods as maturing time deposits reprice at lower market interest rates. In addition, our interest expense on FHLB advances decreased by $39 thousand and the average balance of FHLB advances decreased by $60.7 million in the third quarter of 2021 compared to the third quarter of 2020. The average rate paid on FHLB advances, at 0.88% for the third quarter of 2021, increased by 14 bp when compared to the same period in 2020. This increase was the result of a lower balance of low rate, short-term FHLB advances in the third quarter of 2021 when compared to the same period in 2020.

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

	Three Months Ended September 30,
	2021			2020
	Average	Income	Yield	Average	Income	Yield	Change
(dollars in thousands)	Balance	/ Expense	/ Rate	Balance	/ Expense	/ Rate	Prior Yr
Earning assets
Loans and leases: (1)
Commercial loans and leases	$349,679	$3,182	3.61%	$343,991	$3,247	3.76%	(0.14)%
Commercial real estate	769,850	8,621	4.44	702,633	8,502	4.81	(0.37)
Construction and land	122,024	1,137	3.70	125,059	1,188	3.78	(0.08)
Residential real estate	476,215	4,049	3.37	463,874	4,382	3.76	(0.38)
Consumer	87,501	806	3.65	49,722	565	4.52	(0.87)
Total portfolio loans	1,805,269	17,795	3.91	1,685,279	17,884	4.22	(0.31)
Paycheck Protection Program loans	115,743	1,737	5.95	195,588	1,240	2.52	3.43
Total loans and leases	1,921,012	19,532	4.03	1,880,867	19,124	4.04	(0.01)
Securities available for sale: (2)
U.S Gov agencies	42,111	252	2.37	79,391	531	2.66	(0.29)
Mortgage-backed	310,900	1,038	1.32	272,495	942	1.38	(0.05)
Corporate debentures	9,264	140	6.00	5,932	100	6.71	(0.71)
Total available for sale securities	362,275	1,430	1.57	357,818	1,573	1.75	(0.18)
Securities held to maturity: (2)	4,696	69	5.83	7,250	106	5.83	0.00
FHLB Atlanta stock, at cost	8,774	83	3.75	13,221	140	4.21	(0.46)
Interest bearing deposit in banks	79,756	27	0.13	46,049	8	0.07	0.07
Total earning assets	2,376,513	21,141	3.53%	2,305,205	20,951	3.62%	(0.09)%
Cash and due from banks	12,000			11,772
Bank premises and equipment, net	40,176			42,376
Goodwill	31,449			31,449
Core deposit intangible	4,369			6,840
Other assets	141,346			143,566
Less: allowance for credit losses	(18,298)			(16,435)
Total assets	$2,587,555			$2,524,773
Interest-bearing liabilities
Deposits:
Interest-bearing demand accounts	$211,387	17	0.03%	$190,272	$36	0.08%	(0.04)%
Money market	441,738	72	0.06	386,189	261	0.27	(0.20)
Savings	181,231	14	0.03	149,973	27	0.07	(0.04)
Time deposits	385,336	260	0.27	493,827	1,390	1.12	(0.85)
Total interest-bearing deposits	1,219,692	363	0.12	1,220,261	1,714	0.56	(0.44)
Borrowings:
FHLB advances	200,130	444	0.88	260,807	483	0.74	0.14
Fed funds and other borrowings	13,304	1	0.03	40,492	35	0.34
Subordinated debt	28,709	446	6.16	28,356	447	6.27	(0.11)
Total borrowings	242,143	891	1.46	329,655	965	1.17	0.29
Total interest-bearing funds	1,461,835	1,254	0.34%	1,549,916	2,679	0.69%	(0.35)%
Noninterest-bearing deposits	795,364			649,525
Other liabilities	21,298			36,605
Total liabilities	2,278,497			2,236,046
Stockholders' equity	309,058			288,727
Total liabilities & equity	$2,587,555			$2,524,773
Net interest income		$19,887			$18,272
Net interest rate spread (3)			3.19%			2.93%
Effect of noninterest-bearing funds			0.13			0.22
Net interest margin on earning assets (4)			3.32%			3.15%

(1)	Loan fee income is included in the interest income calculation, and nonaccrual loans are included in the average loan balance; they have been reflected as loans carrying a zero yield.
(2)	Available for sale securities are presented at fair value, held to maturity securities are presented at amortized cost.
(3)	Net interest rate spread represents the difference between the yield on average earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total earning assets.

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

	Three Months Ended September 30,
	2021 vs. 2020
	Due to variances in
(in thousands)	Total	Rates	Volumes
Effect on interest income on earning assets:
Loans and leases:
Commercial loans and leases	$(65)	$(124)	$59
Commercial real estate	119	(650)	769
Construction and land	(51)	(26)	(25)
Residential real estate	(333)	(445)	112
Consumer	241	(107)	348
Total interest on portfolio loans	(89)	(1,352)	1,263
Paycheck Protection Program (PPP)	497	1,674	(1,177)
Total interest on loans and leases	408	322	87
Securities available for sale:
U.S. Gov agencies	(279)	(57)	(222)
Mortgage-backed	96	(34)	130
Corporate debentures	40	(11)	51
Total interest on available for sale securities	(143)	(102)	(41)
Securities held to maturity	(37)	0	(37)
FHLB Atlanta stock, at cost	(57)	(15)	(42)
Interest bearing deposit in banks	19	7	12
Total interest income	190	212	(22)

Effect on interest expense on interest-bearing liabilities:
Deposits:
Interest-bearing demand accounts	(19)	(21)	2
Money market	(189)	(197)	8
Savings	(13)	(15)	2
Time deposits	(1,130)	(1,049)	(81)
Total interest on deposits	(1,351)	(1,282)	(69)
Borrowings:
FHLB advances	(39)	93	(132)
Fed funds and other borrowings	(34)	(32)	(2)
Subordinated debt	(1)	(8)	7
Total interest on borrowings	(74)	54	(128)
Total interest expense	(1,425)	(1,228)	(197)
Effect on net interest income	$1,615	$1,440	$175

Provision for Credit Losses

No provision for credit losses was recorded in the third quarter of 2021 compared to a $1.7 million provision in the third quarter of 2020. The higher provision for credit losses in the third quarter 2020 reflected the changing economic environment and uncertainty resulting from the pandemic. Third quarter of 2021 net loan loss recoveries of $65 thousand resulted in a $65 thousand increase in the allowance at September 30, 2021. The third quarter of 2020 provision for credit losses included $320 thousand attributable to our reserve for unfunded commitments, with the remaining $1.4 million attributable to loan and lease losses. For the third quarter of 2020, the $1.4 million portion of the provision for credit losses attributable to loan and lease losses, net of net charge-offs of $79 thousand, resulted in an increase in the allowance of $1.3 million. Our allowance is more fully discussed in the sections entitled “Nonperforming and Problem Assets; COVID-19 Related Loan Deferrals” and “Allowance for Loan and Lease Losses” of this MD&A.

Noninterest Income

The following table presents the major categories of noninterest income for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	$ Change	% Change
Service charges on deposit accounts	$719	$506	$213	42.1%
Income from bank owned life insurance	421	441	(20)	(4.5)
Loan related fees and service charges	225	365	(140)	(38.4)
Other operating income	779	777	2	0.3
Total noninterest income	$2,144	$2,089	$55	2.6%

Noninterest income was $2.1 million for the three months ended September 30, 2021, an increase of $55 thousand, or 2.6%, compared to $2.1 million for the same period in 2020.  The primary driver of this increase was a $213 thousand increase in service charges on deposit accounts, partially offset by a decrease of $140 thousand in loan related fees.

Service charges on deposit accounts, which consist of account activity fees such as nonsufficient funds (”NSF”) and overdraft fees in addition to other standard deposit fees, increased $213 thousand in the third quarter of 2021, compared to the third quarter of 2020.  Our standard deposit fees were up $198 thousand in the third quarter of 2021 due primarily to the implementation of a new fee-based checking product set in the first quarter of 2021. In addition, NSF and overdraft fees were up $15 thousand from the third quarter of 2020.

Loan related fees and service charges were $225 thousand in the third quarter of 2021, a decrease of $140 thousand from the third quarter of 2020. Loan related fees and service charges in the third quarter of 2020 included a $197 thousand interest rate swap arrangement fee;  there were no interest rate swap arrangement fees in the third quarter of 2021. Excluding swap arrangement fees, all other loan related fees and service charges increased by $57 thousand, or 33.9%, due to a higher level of loan activity in 2021.

Noninterest Expense

The following table presents the major categories of noninterest expense for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	$ Change	% Change
Compensation and benefits	$6,748	$7,136	$(388)	(5.4)%
Occupancy and equipment	1,229	1,301	(72)	(5.5)
Marketing and business development	433	189	244	129.1
Professional fees	605	823	(218)	(26.5)
Data processing fees	933	897	36	4.0
FDIC assessment	152	358	(206)	(57.5)
Other real estate owned	87	115	(28)	(24.3)
Loan production expense	219	247	(28)	(11.3)
Amortization of core deposit intangible	571	659	(88)	(13.4)
Merger-related expense	880	—	880	100.0
Other operating expense	1,458	984	474	48.2
Total noninterest expense	$13,315	$12,709	$606	4.8

Noninterest expenses were $13.3 million for the third quarter of 2021, an increase of $606 thousand, or 4.8%, compared to $12.7 million for the third quarter of 2020.  The increase was primary attributable to the $880 thousand in merger-related expenses recorded in the third quarter of 2021. Excluding merger-related expenses, noninterest expenses decreased by $274 thousand, or 2.2%, in the third quarter of 2021 compared to the third quarter of 2020.

Compensation and benefits expense is typically the largest component of our noninterest expense.  Compensation and benefits expense decreased by $388 thousand, or 5.4%, in the third quarter of 2021, compared to the same period in 2020.  The lower level of compensation and benefits expense was due primarily to staff attrition resulting from the pending merger.

Professional fees decreased by $218 thousand in the third quarter of 2021, compared to the same period in 2020. The lower level of professional fees was due primarily to lower legal fees (outside of merger-related legal fees), down $34 thousand, and the impact of cancellation of certain professional services activities due to the pending merger.

Our marketing and business development expenses increased by $244 thousand in the third quarter of 2021, driven primarily by a higher level of corporate sponsorships and increased business development expenses for customer and non-customer direct contact.

Our FDIC assessment expense was $152 thousand in the third quarter of 2021, a $206 thousand, or 57.5%, decrease from the same period in 2020.  The decrease was due primarily to a lower assessment rate, as the third quarter 2020 assessment rate was higher due to the impact of the goodwill impairment charge on the assessment calculation.

OREO expenses decreased by $28 thousand in the third quarter of 2021, primarily due to the lower level of OREO that resulted in a $26 thousand reduction in OREO expenses for the third quarter of 2021 compared to the same period in 2020. Third quarter 2021 losses on OREO dispositions of $41 thousand and an increase in a valuation allowance of $38 thousand compared to losses on OREO dispositions of $81 thousand in the third quarter of 2020.

We recorded $880 thousand of merger-related expenses (primarily for a fairness opinion and legal fees) resulting from our proposed merger with F.N.B., which was announced on July 13, 2021; there was no comparable item in the third quarter of 2020.

Other operating expense increased by $474 thousand in the third quarter of 2021.  Other operating expense consists mainly of a variety of general expenses such as telephone and data lines, supplies and postage, courier services, general insurance, director fees, and miscellaneous losses. The increase was primarily attributable to a $400 thousand increase in our accrued liability for pending or threatened litigation in the third quarter of 2021.

Income Tax Expense

For the third quarter of 2021, we recorded an income tax expense of $2.4 million compared to $1.4 million in the third quarter of 2020. Our effective tax rate for the third quarter of 2021 was 27.0%, compared to an effective tax rate of 22.6% for the third quarter of 2020.

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

Our level of COVID-19-related loan deferrals, after a large decline from their 2020 peak through December 31, 2020, have continued to decline. As of September 30, 2021, a total of $25.6 million of loans, representing 1.3% of total loans and 1.4% of portfolio loans, were performing under some form of deferral or other payment relief. By comparison, a total of $56.1 million of loans, representing 3.0% of total loans and 3.3% of portfolio loans, were performing under some form of deferral or other payment relief as of December 31, 2020. Included in total deferrals at September 30, 2021 are second deferrals (including deferrals where the cumulative inception to date deferral is greater than six months) of $13.1 million. Principal only deferrals represent 99.9% of total deferrals. We expect that the level of COVID-19 related deferrals will continue to decline in future periods.The table below sets forth the amounts and categories of our nonperforming assets, which consist of nonaccrual loans, troubled debt restructurings and OREO (which includes real estate acquired through, or in lieu of, foreclosure), at the dates indicated.

	September 30,	December 31,
(in thousands)	2021	2020
Non-accrual loans:
Real estate loans:
Construction and land	$242	$581
Residential - first lien	8,773	12,635
Residential - junior lien	1,544	1,250
Commercial owner occupied	302	416
Commercial non-owner occupied	3,298	528
Commercial and leases	558	2,508
Total non-accrual loans	14,717	17,918
Accruing troubled debt restructured loans:
Residential real estate - first lien	1,223	1,153
Commercial and leases	2	359
Total accruing troubled debt restructured loans	1,225	1,512
Total nonperforming loans	15,942	19,430
Other real estate owned:
Land	239	648
Residential - first lien	95	95
Total other real estate owned	334	743
Total nonperforming assets	$16,276	$20,173
Ratios:
Nonperforming loans to total loans and leases	0.84%	1.04%
Nonperforming loans to portfolio loans (1)	0.87%	1.14%
Nonperforming assets to total assets	0.64%	0.79%

Loans past due 90 days still accruing:
Real estate loans:
Residential - first lien	$31	$34
Commercial owner occupied	—	83
Commercial and leases	—	251
	$31	$368

(1)	Denotes a non-GAAP measure; refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Nonperforming Loans

Government fiscal stimulus and relief programs appear to have delayed, and possibly mitigated, any materially adverse financial impact to our loan portfolio resulting from the pandemic. Despite these measures, however, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as the ability to reach a sufficient vaccination rate to achieve herd immunity, whether such vaccinations will be effective against any resurgence of the virus, including new strains such as the Delta variant, and the ability of customers and businesses to return to, and remain in, their pre-pandemic routines.

Nonperforming loans (“NPLs”) were $15.9 million, or 0.84% of total loans and 0.87% of portfolio loans, at September 30, 2021 compared to $19.4 million, or 1.04% of total loans and 1.14% of portfolio loans, at December 31, 2020.  The $3.5 million decrease in NPLs was the result of $1.3 million in payoffs and $2.2 million of charge-offs in the first nine months of 2021. $677 thousand of the charge-offs in the first nine months of 2021 were attributable to the partial charge-off of loans to one borrower where we had recorded a specific allocation of the allowance for loan and lease losses of $894 thousand at December 31, 2020.

Included in nonaccrual loans at September 30, 2021 are two TDRs with a carrying balance totaling $304 thousand that were not performing in accordance with their modified terms, and the accrual of interest had ceased. In addition, there were five TDRs totaling $1.2 million that were performing in accordance with their modified terms at September 30, 2021. During the nine months ended September 30, 2021, we reported a new $103 thousand residential real estate TDR, downgraded to nonperforming a $224 thousand commercial loan TDR that previously had been performing in accordance with its modified terms, and fully charged-off a $413 thousand nonperforming commercial loan TDR.

The composition of our nonperforming loans at September 30, 2021 is further described below:

Nonaccrual Loans:

●	Two construction and land loans, one with a fair value of $243 thousand in the process of foreclosure
●	45 residential first lien loans, four with an aggregate fair value of $1.9 million in the process of foreclosure
●	34 residential junior lien loans
●	Two commercial real estate owner-occupied loans
●	Nine commercial real estate non-owner occupied loans, (including six that were placed on nonaccrual in the second quarter 2021)
●	Two commercial loans.

Accruing Troubled Debt Restructured Loans:

●	Four residential real estate loans
●	One commercial loan

Nonperforming Assets

Nonperforming assets (“NPAs”) consist of NPLs and other real estate owned (“OREO”).  Our NPAs were $16.3 million, or 0.64% of total assets, at September 30, 2021 compared to $20.2 million, or 0.79% of total assets, at December 31, 2020. The $3.9 million decrease in NPAs since December 31, 2020 was primarily the result of the $3.5 million decrease in NPLs. NPAs represented 0.85% of total loans and OREO at September 30, 2021, compared to 1.08% at December 31, 2020.

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

Our OREO totaled $334 thousand at September 30, 2021, a $409 thousand decrease from $743 thousand at December 31, 2020. Net increases in OREO valuation allowances, included in noninterest expense, were $38 thousand and $257 thousand for the first nine months of 2021 and 2020, respectively. The increases in valuation allowances were recorded since the then current appraised value of OREO properties, less estimated cost to sell, was insufficient to cover the recorded OREO amount. In addition, we sold two parcels of land with a total carrying balance of $370 thousand in the first nine months of 2021, recording a $66 thousand loss on the sales. There were no additions to OREO during the first nine months of 2021.

OREO at September 30, 2021 consisted of:

●	Several parcels of unimproved land
●	Two residential 1-4 family properties

Allowance for Loan and Lease Losses

Our allowance at September 30, 2021 was $18.4 million, a decrease of $809 thousand from $19.2 million at December 31, 2020. Net charge-offs of $1.8 million in the first nine months of 2021 were partially offset by the provision for credit losses of $1.0 million in the first nine months of 2021. Net charge-offs represented 0.13% of average loans (annualized); this compares to net charge-offs of $569 thousand, or 0.04% of average loans (annualized) in the first nine months of 2020.  Included in the first nine months of 2021 net charge-offs was $677 thousand attributable to one loan relationship where we had established an $894 thousand specific allocation of the allowance as of December 31, 2020. There were no specific allocations of the allowance at September 30, 2021.

Because the Company is a smaller reporting company under SEC rules, the allowance was determined under the incurred loss model. The $18.4 million allowance at September 30, 2021 represented 0.96% of total loans, 1.01% of portfolio loans, and 115.1% of NPLs. By comparison, the $19.2 million allowance at December 31, 2020 represented 1.03% of total loans, 1.13% of portfolio loans, and 98.6% of NPLs.

The following table sets forth activity in our allowance for loan and lease losses for the periods indicated:

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Balance at beginning of year	$19,162	$10,401
Charge-offs:
Real estate
Residential first lien loans	(615)	(43)
Residential junior lien loans	(45)	(41)
Commercial owner occupied loans	(1)	(44)
Commercial non-owner occupied loans	—	(37)
Commercial loans and leases	(1,388)	(698)
Consumer loans	(120)	(187)
Total charge-offs	(2,169)	(1,050)
Recoveries:
Real estate
Residential first lien loans	130	25
Residential junior lien loans	16	75
Commercial owner occupied loans	8	—
Commercial non-owner occupied loans	25	2
Commercial loans and leases	169	182
Consumer loans	12	2
Total recoveries	360	286
Net charge-offs	(1,809)	(764)
Provision for credit losses (1)	1,000	9,525
Balance at end of period	$18,353	$19,162

Allowance as a % of total loans and leases	0.96%	1.03%
Allowance as a % of portfolio loans (2)	1.01	1.13
Allowance as a % of nonperforming loans	115.12	98.62
Net charge-offs to average total loans and leases	0.13	0.04
Provision for credit losses to average total loans and leases	0.07	0.51

(1)	Portion attributable to loan and lease losses
(2)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

COVID-19 and Our Evaluation of the Allowance

The September 30, 2021 allowance includes our quarterly reassessment of the impact of COVID-19 on the national and local economies and the impact on various categories of our loan portfolio. Management’s methodology for the evaluation of COVID-19’s impact on the allowance, which is essentially unchanged since September 30, 2020, identified the following qualitative factors for further review:

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

While our allowance of $18.4 million at September 30, 2021 was down $809 thousand from December 31, 2020, it had increased by $8.0 million from December 31, 2019, the last balance sheet date before the pandemic began, with cumulative provisions for credit losses attributable to the allowance of $10.5 million from December 31, 2019 to September 30, 2021, partially offset by cumulative net charge-offs of $2.6 million during the same period. The allowance as a percentage of total loans increased from a pre-COVID level of 0.60% at December 31, 2019 to 1.03% of total loans and 1.13% of portfolio loans at December 31, 2020 before decreasing to 0.96% of total loans and 1.01% of portfolio loans at September 30, 2021. The $8.0 million increase in the allowance from the December 31, 2019 pre-COVID level to September 30, 2021 was primarily attributable to the qualitative factors noted above and portfolio loan growth, partially offset by the impact of lower historical loss rates.

Our evaluation of the existence and effect of any concentrations of credit, and changes in the level of such concentrations, has focused on the identification of our exposure to industry segments that may potentially be the most highly impacted by the pandemic. The following table identifies those industry segments within our loan portfolio that we believe may potentially be most highly impacted by COVID-19. All balances are as of September 30, 2021; note that the column “Initial SBA PPP Loan Relief” presents the total balance of PPP loans received by our borrowers in each of the identified loan segments during the PPP program. The potentially highly impacted loan segments total $334.2 million, or 17.6% of total loans, at September 30, 2021. However, the table presents each of these loan segments as a percentage of portfolio loans, which we believe is a more meaningful measure of our potentially highly impacted loan concentration. The definition of our potentially highly impacted (“PHI”) loan segments has remained unchanged throughout the pandemic.

At September 30, 2021

		As % of		As % of	Balance	As % of	Initial SBA	As % of
(in millions)	Loan	Portfolio	Total Credit	Total Credit	with	Loan	PPP Loan	Loan
Loan Category	Balance	Loans (1)	Exposure (2)	Exposure	Deferrals	Category	Relief	Category
CRE - retail	$98.2	5.4%	$99.7	4.0%	$—	—	$—	—
Hotels	61.8	3.4%	71.6	3.0%	—	—	3.9	6.3%
CRE - residential rental	30.4	1.7%	30.4	1.3%	—	—	—	—
Nursing and residential care	40.6	2.2%	45.1	1.9%	10.6	26.1	2.8	6.9%
Retail trade	37.3	2.0%	62.0	2.6%	—	—	17.6	47.2%
Restaurants and caterers	22.2	1.2%	26.4	1.1%	—	—	30.1	135.6%
Religious and similar organizations	28.5	1.6%	30.6	1.3%	—	—	7.6	26.7%
Arts, entertainment, and recreation	15.2	0.8%	16.6	0.7%	2.3	15.1%	6.0	39.5%
Total - selected categories	$334.2	18.3%	$382.4	15.9%	$12.9	3.9%	$68.0	20.3%

(1)	A non-GAAP financial measure – refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliation” for additional detail
(2)	Includes unused lines of credit, unfunded commitments, and letters of credit

The PHI breakdown, by loan portfolio segment, at September 30, 2021 is as follows:

(in millions)			As % of	As % of
	Loan	As % of	Portfolio	Total PHI
Loan Portfolio Segment	Balance	Total Loans	Loans (1)	Loans
Commercial real estate - non-owner occupied	$196.3	10.3%	10.7%	58.7%
Commercial real estate - owner occupied	66.1	3.5%	3.6%	19.8%
Construction and land	35.7	1.9%	2.0%	10.7%
Commercial loans and leases	34.5	1.8%	1.9%	10.3%
Other	1.6	0.1%	0.1%	0.5%
Total	$334.2	17.6%	18.3%	100.0%

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

Allocation of Allowance for Loan and Lease Losses

The following table sets forth the allocation of the allowance by loan category and the allowance within each category as a percent of loans in each category at the dates indicated.  The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. Loans funded through the PPP program are fully guaranteed by the U.S. government and we anticipate that substantially all of the remaining loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Therefore, no allowance is attributable to this loan portfolio segment.

	September 30, 2021		December 31, 2020
		Allowance		Allowance
(in thousands)	Amount	Ratio	Amount	Ratio
Real estate loans:
Construction and land loans	$1,213	0.97%	$1,349	1.16%
Residential first lien loans	2,588	0.60	2,309	0.61
Residential junior lien loans	400	0.78	832	1.39
Commercial owner occupied loans	2,157	0.85	2,207	0.88
Commercial non-owner occupied loans	7,653	1.47	7,156	1.46
Total real estate loans	14,011	1.01	13,853	1.07
Commercial loans and leases	3,217	0.91	4,131	1.24
Consumer loans	1,125	1.28	1,178	1.84
Total portfolio loans (1)	18,353	1.01	19,162	1.13
Paycheck Protection Program (PPP) loans	—	—	—	—
Total loans and leases	$18,353	0.96%	$19,162	1.03%

(1)	Denotes a non-GAAP measure - refer to the section “Use of Non-GAAP Financial Measures and Related Reconciliations” for additional detail

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations.  Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of securities available for sale.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  Our management Asset/Liability Committee (“ALCO”) is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021 and December 31, 2020.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of:

●	Expected loan demand
●	Expected deposit flows and borrowing maturities
●	Yields available on interest-bearing deposits with banks and securities
●	The objectives of our asset/liability management program

The most liquid of all assets are cash and cash equivalents.  The level of these assets is dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2021 and December 31, 2020, cash and cash equivalents totaled $63.7 million and $74.6 million, respectively.  Our excess liquid assets were invested in interest-bearing deposits in banks (primarily the Federal Reserve Bank of Richmond).

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our statements of cash flows included in our unaudited Condensed Consolidated Financial Statements.

Our total commitments to extend credit and available credit lines are discussed in the “Commitments and Off-Balance Sheet Arrangements” section of this MD&A, including a table presenting our comparative exposure at September 30, 2021 and December 31, 2020.

CDs maturing within one year at September 30, 2021 totaled $242.2 million, or 71.7% of total CDs and 12.5% of total deposits; by comparison, CDs maturing within one year at December 31, 2020 totaled $416.1 million, or 85.9% of total CDs and 21.1% of total deposits.  If we do not retain these deposits, we may be required to seek other sources of funds, including loan and securities sales and FHLB advances.  Based on current market conditions, approximately 16% of our $116.5 million in customer CDs with maturities of one year or less are at significantly higher rates than current market rates for both customer CDs and other funding sources. As a result, we do not expect to retain some portion of our customer CDs with maturities of one year or less as of September 30, 2021.

Our primary investing activity is originating loans.  During the nine months ended September 30, 2021 and September 30, 2020, cash used to fund net loan growth was $37.9 million and $138.5 million, respectively.  Portfolio loans accounted for $125.0 million of the net loan growth while PPP loans declined by $87.7 million in the first nine months of 2021.  Our secondary investing activity is in investment securities, primarily available for sale securities. During the first nine months of 2021, securities maturities / calls / paydowns totaling $75.6 million were partially offset by $54.6 million of securities purchases. In the first nine months of 2020, we purchased $303.5 million of securities which were partially offset by $145.5 million of securities maturities / calls / paydowns.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net decrease of $34.0 million in cash provided from deposits during the first nine months of 2021, with customer deposit growth of $87.0 million more than offset by a $121.0 million reduction in the level of our brokered and other non-customer deposits. This compares to a net increase in deposits of $258.4 million for the nine months of 2020, with customer deposits up $164.7 million while brokered and other non-customer deposits increased by $93.7 million. Customer deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors, including the pandemic which caused significant growth in deposit balances held by both households and businesses.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB, which can provide an additional source of funds.  FHLB advances increased to $212.0 million at September 30, 2021 compared to $200.0 million at December 31, 2020. At September 30, 2021, we had an available line of credit for $649.7 million at the FHLB, with borrowings limited to a total of $457.4 million based on pledged collateral. At December 31, 2020, we had an available line of credit for $639.7 million at the FHLB, with borrowings limited to a total of $475.0 million based on pledged collateral.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2021 and December 31, 2020, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Outstanding loan commitments and lines of credit at the dates indicated were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Unfunded loan commitments	$119,736	$147,603
Unused lines of credit	447,142	407,722
Letters of credit	13,283	14,707
Total commitments to extend credit and available credit lines	$580,161	$570,032

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

The credit risk involved in these financial instruments is essentially the same as that involved in extending loan facilities to customers.  Our reserve for potential credit losses related to these commitments, recorded in other liabilities on the unaudited Condensed Consolidated Balance Sheets, was $320 thousand at both September 30, 2021 and December 31, 2020.

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

Measures of the net interest income at risk produced by the simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The measures are typically based upon a relatively brief period, usually one year, and do not provide meaningful insight into the institution’s long-term performance. Our net interest income exposure to these rate shocks at both September 30, 2021 and December 31, 2020 are presented in the following table. All measures were in compliance with our policy limits.

Estimated Change in Net Interest Income:

Estimated Change in Net Interest Income
Change in interest rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp
Policy limits	-15%	-12%	-10%	-10%	-10%
September 30, 2021	3.1%	2.7%	2.2%	1.8%	-6.7%
December 31, 2020	0.0%	0.5%	1.1%	1.5%	-4.7%

Item 4.          Controls and Procedures

As required by SEC rules, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2021. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no material changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1.         Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  As of the date of this report, we are not aware of any material pending litigation matters.

Item 1A.      Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 16, 2021, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as well as cautionary statements contained in this report, including those under the caption “Forward-Looking Statements.”

Except as set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and filed with the SEC on August 9, 2021, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosures

Not applicable

Item 5.        Other Information

None

Item 6.         Exhibits

Exhibit No.	Description		Incorporated by Reference to, or Filed Herewith, as Noted:
2.1	Agreement and Plan of Merger between F.N.B. Corporation and Howard Bancorp, Inc., dated as of July 12, 2021		Exhibit 2.1 of the Company’s Form 8-K filed on July 13, 2021
3.1	Bylaws of Howard Bancorp, Inc., as amended and restated through July 12, 2021		Exhibit 3.1 of the Company’s Form 8-K filed on July 13, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32	Certifications pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herewith
101	Extensible Business Reporting Language (“XBRL”)		Filed herewith
	101.INS	XBRL Instance File
	101.SCH	XBRL Schema File
	101.CAL	XBRL Calculation File
	101.DEF	XBRL Definition File
	101.LAB	XBRL Label File
	101.LAB	XBRL Label File
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOWARD BANCORP, INC.
(Registrant)

November 9, 2021	/s/ Mary Ann Scully
Date	Mary Ann Scully
Chairman and Chief Executive Officer

November 9, 2021	/s/ Robert L. Carpenter, Jr.
Date	Robert L. Carpenter, Jr.
Chief Financial Officer